Form 10-Q
period 2016-03-31
CF Corp
filed 2016-07-01
CIK 1668428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2016

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

CF Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	001-37779	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1701 Village Center Circle, Las Vegas, Nevada 89134

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 702-323-7331

Not Applicable

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( ' 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of July 1, 2016, 75,000,000 ordinary shares, par value $0.0001 per share were issued and outstanding.

CF CORPORATION

FORM 10-Q

FOR THE PERIOD FROM FEBRUARY 26, 2016 (INCEPTION) THROUGH MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CF CORPORATION

CONDENSED BALANCE SHEET

As of March 31, 2016

(Unaudited)

March 31, 2016

Assets
Current assets - cash	$-
Deferred offering costs	582,504
Total assets	$582,504

Liabilities and Shareholder's Deficit
Current liabilities - accrued expenses	$643,775
Total liabilities	643,775

Commitments

Shareholder's Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding (1)	1,500
Additional paid-in capital	23,500
Accumulated deficit	(86,271)
Total Shareholder's Deficit	(61,271)
Total Liabilities and Shareholder's Deficit	$582,504

(1) Share amounts have been retroactively restated to reflect the share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share on April 21, 2016 (see Note 1).

The condensed accompanying unaudited notes are an integral part of these financial statements.

CF CORPORATION

CONDENSED STATEMENT OF OPERATIONS
For the period from February 26, 2016 (Inception) through March 31, 2016

(Unaudited)

General and administrative expenses	$86,271
Net loss	$(86,271)

Weighted average shares outstanding, basic and diluted (1)	15,000,000

Basic and diluted net loss per share	$(0.01)

(1) Share amounts have been retroactively restated to reflect the share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share on April 21, 2016 (see Note 1).

The condensed accompanying unaudited notes are an integral part of these financial statements.

CF CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the period from February 26, 2016 (Inception) through March 31, 2016

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 26, 2016 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	15,000,000	1,500	23,500	-	25,000
Net loss	-	-	-	-	-	(86,271)	(86,271)
Balance - March 31, 2016	-	$-	15,000,000	$1,500	$23,500	$(86,271)	$(61,271)

(1) Share amounts have been retroactively restated to reflect the share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share on April 21, 2016 (see Note 1).

The condensed accompanying unaudited notes are an integral part of these financial statements.

CF CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
For the period from February 26, 2016 (Inception) through March 31, 2016

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(86,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation expenses paid by Sponsor	5,000
Changes in operating assets and liabilities:
Accrued expenses	81,271
Net cash used in operating activities	-

Net increase in cash and cash equivalents	-

Cash and cash equivalents - beginning of the period	-
Cash and cash equivalents - ending of the period	$-

Supplemental disclosure of noncash investing and financing activities:
Formation and offering costs paid by Sponsor in exchange for founder shares	$25,000
Accrued offering costs	$562,504

The condensed accompanying unaudited notes are an integral part of these financial statements.

Note 1 – Description of Organization and Business Operations

CF Corporation (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on February 26, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on the financial, technology and services industries in the United States or globally.

On April 21, 2016, the Company effected a share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share, resulting in an aggregate of 15,000,000 Class B ordinary shares outstanding. All share amounts presented in the financial statements have been retroactively restated to reflect the share capitalization.

At March 31, 2016, the Company had not yet commenced operations. All activity through March 31, 2016 relates to the Company’s formation, commencement of the initial public offering (“Initial Public Offering”) and forward purchase agreement, as described below. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

In April 2016, the Company executed forward purchase agreements pursuant to which certain investors (“Anchor Investors”) (including two affiliates of the Sponsor, as defined below) agreed to purchase an aggregate of 51,000,000 Class A ordinary shares (“forward purchase shares”), plus an aggregate of 19,083,333 redeemable warrants at $10.00 per Class A ordinary share (“forward purchase warrants”), for an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of the Business Combination. In connection with the forward purchase agreements, the Company agreed to compensate the placement agents an aggregate amount of up to $20.675 million, including deferred placement agent fees of $20.4 million and reimbursement of legal fees of $275,000, payable upon the consummation of the Business Combination (Note 6).

The registration statement for the Company’s Initial Public Offering was declared effective on May 19, 2016. The Company consummated the Initial Public Offering of 60,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit on May 25, 2016, generating gross proceeds of $600 million and incurring offering costs of approximately $34.5 million, inclusive of $33 million of underwriting fees in connection with the Initial Public Offering. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one–half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a purchase price of $11.50 per share, subject to adjustment, terms and limitations (“Public Warrant(s)”). The Company paid $12 million of underwriting fees upon the closing of the Initial Public Offering and deferred $21 million of underwriting fees until the consummation of the initial Business Combination (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 14,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant with the Company’s sponsor, CF Capital Growth, LLC (“Sponsor”), generating gross proceeds of $14 million (Note 4).

Upon the closing of the Initial Public Offering, and Private Placement on May 25, 2016, an amount of $600 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, and the Private Placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), and is invested in a money market fund selected by the Company until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

At May 25, 2016, the Company has approximately $2 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business

Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide the holders of its Public Shares (“public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) and Anchor Investors have agreed to vote their founder shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders and Anchor Investors have agreed to waive their redemption rights with respect to their founder shares and, with respect to our initial shareholders only, Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

If the Company is unable to complete a Business Combination by May 25, 2018 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares if the Company fails to complete a Business Combination prior to the expiration of the Combination Period, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses).

The Company’s Sponsor, officers and directors (the “initial shareholders”) and Anchor Investors have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by third parties, such as a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from February 26, 2016 (inception) through March 31, 2016 are not necessarily indicative of the results that may be expected for any future period. For further information refer to the financial statements and footnotes thereto included in the Company's Form S-1 and the Company's Report on Form 8-K filed with the SEC on May 3, 2016 and June 1, 2016, respectively.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2016, the Company did not have any cash accounts.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Deferred offering costs

Deferred offering costs of approximately $583,000 consist of legal, accounting, underwriting fees and other costs incurred through March 31, 2016 that are directly related to the Initial Public Offering and that will be charged to shareholder’s equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At March 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

Note 3 – Initial Public Offering

On May 25, 2016, the Company sold 60,000,000 Units at a price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one Public Share, and one-half of one Public Warrant. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Company incurred approximately $34.3 million of offering costs in connection with the Initial Public Offering, inclusive of $21 million of deferred underwriting fees payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the deferred discount.

Note 4 – Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 14,000,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating gross proceeds of $14 million in the aggregate in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 5 – Related Party Transactions

Founder shares

On March 2, 2016, the Company issued an aggregate of 15,000,000 shares of Class B ordinary shares to the Sponsor in exchange for a capital contribution of $25,000. On April 19, 2016, the Sponsor surrendered 3,750,000 Class B ordinary shares to the Company for no consideration, which the Company cancelled. The Company then issued 3,750,000 Class B ordinary shares to the Anchor Investors for an aggregate price of approximately $7,000 in connection with the forward purchase agreements as defined and discussed in Note 6. The Sponsor and the Anchor Investors currently own 11,250,000 and 3,750,000 Class B ordinary shares, respectively (together, the “founder shares”). The founder shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Class A ordinary shares outstanding upon completion of the Initial Public Offering, plus (ii) the sum of  (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the initial Business Combination.

The Sponsor, Chinh E. Chu and William P. Foley, II have agreed not to transfer, assign or sell any of their founder shares until the earliest of  (a) one year after the completion of the initial Business Combination with respect 50% of their founder shares, (b) two years after the completion of the initial business combination with respect to the remaining 50% of their founder shares, and (c) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after an initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Anchor Investors have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders or Anchor Investors, as applicable, with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the founder shares held by investors other than the Sponsor, Chinh E. Chu and William P. Foley, II will be released from the lock-up.

Private placement warrants

On May 25, 2016, the Sponsor purchased from the Company an aggregate of 14,000,000 Private Placement Warrants as described in Note 4. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants will expire worthless.

Due to related party

The Company’s Sponsor has agreed to loan the Company up to $200,000 to be used for the payment of costs related to the Initial Public Offering. The loan is non-interest bearing, unsecured and due on the earlier of July 31, 2016 or the closing of the Initial Public Offering. The Company intends to repay the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account. As of March 31, 2016, there were no outstanding borrowings under the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of  $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative service fee

The Company has agreed, commencing on May 25, 2016 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services.

Note 6 – Commitments & Contingencies

Registration rights

The Sponsor is entitled to registration rights pursuant to a registration rights agreement entered into on May 19, 2016 with respect to the founder shares and Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans). The Sponsor may make up to three demands, excluding short form demands, that the Company register such securities. In addition, the Sponsor has “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the forward purchase agreements described below, the Company agreed to file within 30 days after the closing of the Business Combination a registration statement for a secondary offering of the forward purchase shares (as defined below) and the forward purchase warrants (as defined below) (and underlying Class A ordinary shares) and to maintain the effectiveness of such registration statement until the earliest of  (A) the date on which the Anchor Investors cease to hold the securities covered thereby, (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (C) the second anniversary of the date of effectiveness of such registration statement, subject to certain conditions and limitations set forth in the forward purchase agreements.

Underwriting agreement

The Company has granted the underwriters a 45-day option to purchase up to 9,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 29, 2016, the Company consummated the sale of all of these additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option, generating additional gross proceeds of $90 million (see Note 8).

The underwriter will be entitled to an underwriting discount of $0.20 per Unit, or $13.8 million in the aggregate, payable upon the closing of the Initial Public Offering. $0.35 per Unit, or $24.15 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Forward purchase agreements

On April 19, 2016, the Company entered into forward purchase agreements pursuant to which the Anchor Investors agreed to purchase an aggregate of 51,000,000 Class A ordinary shares plus an aggregate of 19,083,333 redeemable warrants at $10.00 per Class A ordinary share for an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of the Business Combination. In connection with these agreements, the Company issued an aggregate of 3,750,000 shares of Class B ordinary shares to such investors. The shares issued to such investors are subject to similar contractual conditions and restrictions as the founder shares issued to the Sponsor. The Anchor Investors will have redemption rights with respect to any Public Shares they own. The forward purchase agreements also provide that the investors are entitled to a right of first offer to with respect to any proposed sale of additional equity or equity-linked securities by the Company for capital raising purposes in connection with the closing of the Business Combination (other than shares and warrants pursuant to forward purchase agreements) and registration rights with respect to the shares, warrants and Class A ordinary shares underlying the warrants issued to the Anchor Investors pursuant to the forward purchase agreements.

On April 22, 2016, the Company entered into an agreement with Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC in connection with the forward purchase agreements described above, to act as placement agents (the “Placement Agents”) in the related private placement. In connection with such role, the Placement Agents will receive placement agent fees for an aggregate amount of: (i) up to 3.5% of the aggregate proceeds received from the forward purchase agreements (or $17.85 million), contingently payable at the consummation of the Company’s Business Combination, (ii) an additional placement agent fee of 0.5% of the aggregate proceeds received from the forward purchase agreements (or $2.55 million) at the Company’s sole discretion as determined at the time of the consummation of a Business Combination, and (iii) reimbursement of reasonable legal counsel fees and expenses up to an aggregate amount of $275,000, which will be paid upon the earlier of the consummation of the Business Combination and December 1, 2017.

Note 7 – Shareholders’ Equity

Class A ordinary shares - The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2016, there are no Class A ordinary shares issued or outstanding.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Class B ordinary shares and will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination. The ratio at which Class B ordinary shares will convert into Class A ordinary shares will be such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including pursuant to the underwriters’ over-allotment option), plus (ii) the sum of  (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by Public Shareholders in connection with the initial Business Combination.

As of March 31, 2016, the Company has 15,000,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law, except that prior to a Business Combination, only holders of Class B ordinary shares have the sole right to elect the Company’s directors.

Preferred shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2016, there are no preferred shares issued or outstanding.

Warrants - The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) May 26, 2017; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days prior written notice of redemption; and
•	if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 – Subsequent Events

On June 29, 2016, the Company consummated the closing of the sale of 9,000,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option, generating an additional gross proceeds of $90 million, which was placed in the Trust Account upon closing, and incurred additional offering cost of $1.8 million in underwriting fees. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 1,800,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $1.8 million. Additional underwriting fees of $3.15 million were deferred until the completion of the Company’s initial business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CF Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on February 26, 2016 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

All activity from February 26, 2016 (Inception) through March 31, 2016 related to our formation and our initial public offering and forward purchase agreement.

Results of Operations

Our entire activity since inception up to March 31, 2016 was in preparation for our initial public offering, which was consummated on May 25, 2016. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from February 26, 2016 (Inception) through March 31, 2016, we had net losses of approximately $86,000, which consist of general and administrative costs. We incurred offering costs of approximately $583,000 with regard to the initial public offering, which are classified as deferred offering costs on the balance sheet as of March 31, 2016.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2016, we had no cash and cash equivalents and a working capital deficiency of approximately $644,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through the initial public offering are discussed below.

Through March 31, 2016, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor and up to $200,000 in loans from our Sponsor. Following the closing of the initial public offering and the exercise of the over-allotment option, which resulted in $690 million being placed into the trust account, we had approximately $2 million in cash held outside of the trust account as of May 25, 2016.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our initial business combination. We may withdraw interest to pay our income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or May 25, 2018. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Due to Related Party

Our Sponsor agreed to loan us up to $200,000 to be used for the payment of costs related to the Initial Public Offering. The loan was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of March 31, 2016, there were no outstanding borrowings under the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Form S-1 and Form 8-K filed with the SEC on May 3, 2016 and June 1, 2016, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed under the caption “Risk Factors” in our prospectus for our Initial Public Offering, which was filed with the SEC on May 20, 2016 and is incorporated by reference herein. Any of the factors described therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus for our Initial Public Offering, which was filed with the SEC on May 20, 2016. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 2, 2016, we issued an aggregate of 15,000,000 Class B ordinary shares to our Sponsor for an aggregate purchase price of $25,000, in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the consummation of the initial public offering and the exercise of the underwriter’s over-allotment option, we consummated the private placement of 15,800,000 warrants at a price of $1.00 per Private Placement Warrant with our Sponsor, generating gross proceeds of $15.8 million. The private placement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.2 filed with the Registrant’s Form S-1 filed by the Registrant on April 21, 2016 (File No. 333-210854)).

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on April 21, 2016 (File No. 333-210854)).

4.2	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 filed by the Registrant on April 21, 2016 (File No. 333-210854)).

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 21, 2016 (File No. 333-210854)).

4.4	Warrant Agreement, dated as of May 19, 2016, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 25, 2016 (File No. 001-37779)).

31.1	Certification of Co-Executive Chairman Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Executive Chairman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*     To be filed by amendment

SIGNATURES

 Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 1st day of July, 2016.

CF CORPORATION

By:	/s/ Chinh E. Chu
Chinh E. Chu Co-Executive Chairman

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chinh E. Chu Chinh E. Chu	Co-Executive Chairman (principal executive officer)	July 1, 2016

/s/ William P. Foley, II William P. Foley, II	Co-Executive Chairman	July 1, 2016

/s/ Douglas B. Newton Douglas B. Newton	Chief Financial Officer (principal financial and accounting officer)	July 1, 2016

