Form 10-Q
period 2016-06-30
CF Corp
filed 2016-08-05
CIK 1668428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒ No☐

As of August 5, 2016, 84,000,000 ordinary shares, par value $0.0001 per share were issued and outstanding.

CF CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheet as of June 30, 2016 (Unaudited)	1

	Condensed Statements of Operations (Unaudited) for the three months ended June 30, 2016 and for the period from February 26, 2016 (Inception) to June 30, 2016	2

	Condensed Statement of Cash Flows for the period from February 26, 2016 (Inception) to June 30, 2016 (Unaudited)	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CF CORPORATION

CONDENSED BALANCE SHEET

June 30, 2016

(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,335,633
Prepaid expenses	36,675
Total current assets	1,372,308

Cash and cash equivalents held in Trust Account	690,024,685
Total Assets	$691,396,993

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$614,149
Accounts payable - related party	10,000
Due to related parties	225,733
Total current liabilities	849,882

Accrued legal costs	708,478
Deferred underwriting commissions and placement agent fees	44,550,000
Total Liabilities	46,108,360

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 64,028,863 shares at redemption value at June 30, 2016	640,288,630

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2016	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,971,137 issued and outstanding (excluding 64,028,863 shares subject to possible redemption) at June 30, 2016	497
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding at June 30, 2016 (1)	1,500
Additional paid-in capital	5,656,029
Accumulated deficit	(658,023)
Total Shareholders' Equity	5,000,003
Total Liabilities and Shareholders' Equity	$691,396,993

(1) Share amounts have been retroactively restated to reflect the share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share on April 21, 2016 (see Note 1).

The condensed accompanying unaudited notes are an integral part of these financial statements.

CF CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period from
	For the Three Months Ended	February 26, 2016 (Inception) to
	June 30, 2016	June 30, 2016
General and administrative expenses	$596,437	$682,708
Loss from operations	(596,437)	(682,708)
Interest income	24,685	24,685
Net loss	$(571,752)	$(658,023)

Weighted average shares outstanding, basic and diluted (1) (2)	17,092,495	16,511,246

Basic and diluted net loss per share	$(0.03)	$(0.04)

(1) Share amounts have been retroactively restated to reflect the share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share on April 21, 2016 (see Note 1).

(2) This number excludes an aggregate of up to 64,028,863 shares subject to possible conversion at June 30, 2016

The condensed accompanying unaudited notes are an integral part of these financial statements.

CF CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
For the period from February 26, 2016 (Inception) to June 30, 2016

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(658,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation expenses paid by Sponsor	5,000
Interest earned on cash and cash equivalents held in Trust Account	(24,685)
Changes in operating assets and liabilities:
Prepaid expenses	(36,675)
Accounts payable and accrued expenses	614,149
Accounts payable - related party	10,000
Accrued legal costs	708,478
Net cash provided by operating activities	618,244

Cash Flows from Investing Activities
Principal deposited in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities
Proceeds received from loans to related parties	225,733
Proceeds received from issuance of Class B ordinary shares to Anchor Investors	7,251
Proceeds received from initial public offering, net of offering costs	674,684,405
Proceeds from private placement	15,800,000
Net cash provided by financing activities	690,717,389

Net increase in cash and cash equivalents	1,335,633

Cash and cash equivalents - beginning of the period	-
Cash and cash equivalents - ending of the period	$1,335,633

Supplemental disclosure of noncash investing and financing activities:
Formation and offering costs paid by Sponsor in exchange for founder shares	$25,000
Value of Class A ordinary shares subject to possible redemption	$640,288,630
Deferred underwriting commissions in connection with the initial public offering	$24,150,000
Deferred placement agent fees in connection with the forward purchase agreement	$20,400,000

The condensed accompanying unaudited notes are an integral part of these financial statements.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

Note 1 – Description of Organization and Business Operations

CF Corporation (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on February 26, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on the financial, technology and services industries in the United States or globally.

On April 21, 2016, the Company effected a share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share, resulting in an aggregate of 15,000,000 Class B ordinary shares outstanding. All share amounts presented in the financial statements herein have been retroactively restated to reflect the share capitalization.

All activity from February 26, 2016 (inception) through June 30, 2016 relates to the Company’s formation, commencement of the initial public offering (“Initial Public Offering”), forward purchase agreement, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate described below. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

In April 2016, the Company entered into forward purchase agreements pursuant to which certain investors (“Anchor Investors”) (including two affiliates of the Sponsor, as defined below) agreed to purchase an aggregate of 51,000,000 Class A ordinary shares (“forward purchase shares”), plus an aggregate of 19,083,333 redeemable warrants (“forward purchase warrants”) for $10.00 per Class A ordinary share, for an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of the Business Combination. In connection with the forward purchase agreements, the Company agreed to compensate the placement agents an aggregate amount of up to $20.675 million, including deferred placement agent fees of $20.4 million and reimbursement of legal fees of $275,000, payable upon the consummation of the Business Combination (Note 6). As the placements agents already performed services related to the forward purchase shares and the closing of a Business Combination was deemed probable by the management, the Company accrued a deferred placement agent fee and reimbursement of legal fees in the accompanying Balance Sheet.

The registration statement for the Company’s Initial Public Offering was declared effective on May 19, 2016. The Company consummated the Initial Public Offering of 60,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”) for $10.00 per Unit on May 25, 2016, generated gross proceeds of $600 million and, in connection therewith, incurred offering costs of approximately $34.5 million, inclusive of $33 million of underwriting commissions in connection with the Initial Public Offering. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one–half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a purchase price of $11.50 per share, subject to adjustment, terms and limitations (“Public Warrant(s)”). The Company paid $12 million of underwriting commissions upon the closing of the Initial Public Offering and deferred $21 million of underwriting commissions until the consummation of its initial Business Combination (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Initial Private Placement”) of 14,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant with the Company’s sponsor, CF Capital Growth, LLC (“Sponsor”), generating gross proceeds of $14 million (Note 4).

On June 29, 2016, the Company consummated the closing of the sale of 9,000,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Over-allotment”), generating additional gross proceeds of $90 million and, in connection therewith, paid additional offering costs of $1.8 million in underwriting commissions. Additional underwriting commissions of $3.15 million were deferred until the completion of the Company’s initial Business Combination. Simultaneously with the consummation of the Over-allotment, the Company consummated a private placement of an additional 1,800,000 Private Placement

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

Warrants to the Sponsor (together with the Initial Private Placement, the “Private Placement”), generating gross proceeds of $1.8 million.

Upon the closing of the Initial Public Offering, the Over-allotment, and the Private Placement, an amount of $690 million ($10.00 per Unit) from the net proceeds of the sale was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), and is invested in a money market fund selected by the Company until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

At June 30, 2016, the Company has approximately $1.3 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, the Over-allotment, and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide the holders of its Public Shares (“public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially estimated to be approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the proposed Business Combination is required by law, or the Company decides to obtain shareholder approval for business reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) and Anchor Investors have agreed to vote their founder shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of such Business Combination. In addition, the initial shareholders and Anchor Investors have agreed to waive their redemption rights with respect to their founder shares and, with respect to our initial shareholders only, Public Shares in connection with the completion of a Business Combination.

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

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

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

In connection with the redemption of 100% of the Company’s outstanding Public Shares if the Company fails to complete a Business Combination prior to the expiration of the Combination Period, each public shareholder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses).

The Company’s Sponsor, officers and directors (the “initial shareholders”) and Anchor Investors have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by third parties, such as a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.00 per share. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Sponsor will not be required to indemnify the Trust Account with respect to any claims by a third party who executed such waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In addition, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

Note 2 – Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from February 26, 2016 (inception) to June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the balance sheet included in the Company’s Form 8-K as of May 25, 2016, filed with the Securities and Exchange Commission on June 1, 2016.

Liquidity

As of June 30, 2016, the Company had approximately $1.3 million in its operating bank account, approximately $690 million in cash and cash equivalents held in the Trust Account and working capital of approximately $522,000.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

Through June 30, 2016, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, $225,733 in loans from the Sponsor, and the proceeds not held in Trust resulted from the consummation of the Private Placement.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that the Company does not complete a Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account may be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released to fund the Company’s tax obligations. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. Any such warrants would be identical to the Private Placement Warrants.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company's needs through the earlier of consummation of a Business Combination or May 25, 2018. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 3 - Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2016, there was approximately $25,000 of interest income held in the Trust Account available to be released to the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Ordinary shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption at redemption value are presented as temporary equity, outside of the shareholders’ equity section of the Company’s Balance Sheet.

Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at June 30, 2016 64,028,863 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Offering costs

Offering costs consisting principally of legal, accounting, underwriting commissions and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering totaled approximately $39.5 million, inclusive of $24.15 million in deferred underwriting commissions in connection with the Initial Public Offering. Offering costs were charged to shareholders’ equity upon the completion of the Initial Public Offering.

In addition, an aggregate of approximately $20.4 million in deferred placement agent fees incurred through the balance sheet date that are directly related to the forward purchase agreements were also charged to shareholders’ equity upon the issuance of Class B shares to the Anchor Investors.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 64,028,863 shares of Class A ordinary shares subject to possible redemption at June 30, 2016 have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 50,300,000 shares of the Company’s class A ordinary shares in the calculation of diluted loss per share, since their inclusion would be anti-dilutive.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

willing parties. As of June 30, 2016, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s Balance Sheet.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date, which these financial statements were issued.

Note 4 – Initial Public Offering

On May 25, 2016, the Company consummated the sale of 60,000,000 Units at a price of $10.00 per Unit in the Initial Public Offering. On June 29, 2016, the Company consummated the sale of 9,000,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option. Each Unit consists of one Public Share, and one-half of one Public Warrant. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Company incurred approximately $39.5 million of offering costs in connection with the Initial Public Offering, inclusive of $24.15 million of deferred underwriting commissions payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the deferred discount.

Note 5 – Private Placement

Concurrently with the closing of the Initial Public Offering and the Over-allotment, the Sponsor purchased an aggregate of 15,800,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating gross proceeds of $15.8 million in the aggregate in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share for $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 6 – Related Party Transactions

Founder shares

On March 2, 2016, the Company issued an aggregate of 15,000,000 Class B ordinary shares to the Sponsor in exchange for a capital contribution of $25,000. On April 19, 2016, the Sponsor surrendered 3,750,000 Class B ordinary shares to the Company for no consideration, which the Company cancelled. The Company then issued 3,750,000 Class B ordinary shares to the Anchor Investors for an aggregate price of approximately $7,000 in connection with the forward purchase agreements. The Sponsor and the Anchor Investors currently own 11,250,000 and 3,750,000 Class B ordinary shares, respectively (together, the “founder shares”). The founder shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Class A ordinary shares outstanding upon completion of the Initial Public Offering, plus (ii) the sum of  (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the initial Business Combination.

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

Private Placement Warrants

On May 25, 2016 and June 29, 2016, the Sponsor purchased from the Company an aggregate of 15,800,000 Private Placement Warrants as described in Note 4. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds of the sale of the Private Placement Warrants will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants will expire worthless.

Due to related party

The Company’s Sponsor and other related parties have loaned the Company an aggregate amount of $225,733 to be used for the payment of costs related to the Initial Public Offering. These borrowings are non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company has not yet repaid this amount as of June 30, 2016.

Administrative service fee

The Company has agreed, commencing on May 25, 2016 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded $10,000 during the three months ended June 30, 2016 and for the period from February 26, 2016 (inception) to June 30, 2016 in connection to this agreement in the accompanying unaudited condensed Statements of Operations.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

Note 7 – Commitments & Contingencies

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

Pursuant to the forward purchase agreements described below, the Company agreed to file within 30 days after the closing of the Business Combination a registration statement for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares) and to maintain the effectiveness of such registration statement until the earliest of  (A) the date on which the Anchor Investors cease to hold the securities covered thereby, (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (C) the second anniversary of the date of effectiveness of such registration statement, subject to certain conditions and limitations set forth in the forward purchase agreements.

Underwriting agreement

The Company granted the underwriters a 45-day option to purchase up to 9,000,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on June 29, 2016, generating an additional gross proceeds of $90 million.

The Company paid $0.20 per unit, or $13.8 million in the aggregate, to the underwriters, upon the closing of the Public Offering. $0.35 per unit, or $24.15 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Forward purchase agreements

On April 19, 2016, the Company entered into forward purchase agreements pursuant to which the Anchor Investors agreed to purchase an aggregate of 51,000,000 Class A ordinary shares plus an aggregate of 19,083,333 redeemable warrants at $10.00 per Class A ordinary share for an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of the Business Combination. In connection with these agreements, the Company issued an aggregate of 3,750,000 Class B ordinary shares to such investors. The shares issued to such investors are subject to similar contractual conditions and restrictions as the founder shares issued to the Sponsor. The Anchor Investors will have redemption rights with respect to any Public Shares they own. The forward purchase agreements also provide that the investors are entitled to a right of first offer to with respect to any proposed sale of additional equity or equity-linked securities by the Company for capital raising purposes in connection with the closing of the Business Combination (other than shares and warrants pursuant to forward purchase agreements) and registration rights with respect to the shares, warrants and Class A ordinary shares underlying the forward purchase warrants.

On April 22, 2016, the Company entered into an agreement with Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC in connection with the forward purchase agreements described above, to act as placement agents (the “Placement Agents”) in the related private placement. In connection therewith, the Placement Agents are entitled to placement agent fees in an aggregate amount of: (i) up to 3.5% of the aggregate proceeds received from the forward purchase shares (or $17.85 million),

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

contingently payable at the consummation of the Company’s Business Combination, (ii) an additional placement agent fee of 0.5% of the aggregate proceeds received from the sales of the forward purchase agreements (or $2.55 million) at the Company’s sole discretion as determined at the time of the consummation of a Business Combination, and (iii) reimbursement of reasonable legal counsel fees and expenses up to an aggregate amount of $275,000, which will be paid upon the earlier of the consummation of the Business Combination and December 1, 2017.

Note 8 – Shareholders’ Equity

Class A ordinary shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2016, there are 69,000,000 Class A ordinary shares issued and outstanding, including 64,028,863 shares of Class A ordinary shares subject to possible redemption.

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

As of June 30, 2016, the Company has 15,000,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law, except that prior to a Business Combination, only holders of Class B ordinary shares have the right to elect the Company’s directors.

Preferred shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2016, there are no preferred shares issued or outstanding.

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

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents held in Trust Account	$600,024,685	$—	$—

$90 million of the balance in the Trust Account was held in cash as of June 30, 2016.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on February 26, 2016 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

In April 2016, we entered into forward purchase agreements pursuant to which Anchor Investors (including two affiliates of our Sponsor) agreed to purchase an aggregate of 51,000,000 Class A ordinary shares, plus an aggregate of 19,083,333 redeemable warrants for $10.00 per Class A ordinary share, or an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of the Business Combination. In connection with the forward purchase agreements, we agreed to compensate the placement agents an aggregate amount of up to $20.675 million, including deferred placement agent fees of $20.4 million and reimbursement of legal fees of $275,000, payable upon the consummation of the Business Combination.

On May 25, 2016, we consummated the Initial Public Offering of 60,000,000 Units at $10.00 per Unit generating gross proceeds of $600 million and incurring offering costs of approximately $34.5 million, inclusive of $33 million of underwriting commissions in connection with the Initial Public Offering. We paid $12 million of underwriting commissions upon the closing of the Initial Public Offering and deferred $21 million of underwriting commissions until the consummation of the Business Combination.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 14,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant with our Sponsor, generating gross proceeds of $14 million.

On June 29, 2016, we consummated the sale of 9,000,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option, generating an additional gross proceeds of $90 million and, in connection therewith, we incurred additional offering cost of $1.8 million in underwriting commissions. Simultaneously with the exercise of the Over-allotment, we consummated the Private Placement of an additional 1,800,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $1.8 million. Additional underwriting commissions of $3.15 million were deferred until the completion of our initial Business Combination.

Upon the closing of the Initial Public Offering, the Over-allotment, and the Private Placement, $690 million ($10.00 per Unit) from the net proceeds of the sale was placed in the Trust Account, and is invested in a money market fund selected by the Company until the earlier of: (i) the completion of a Business Combination and (ii) our failure to consummate a Business Combination by May 25, 2018. In order to protect the amounts held in the Trust

Account, the Sponsor has agreed to indemnify the Trust Account if and to the extent any claims by third parties, such as a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over-allotment, and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Critical Accounting Policies

Common stock subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption at redemption value are presented as temporary equity, outside of the shareholders’ equity section of our Balance Sheet.

Although we did not specify a maximum redemption threshold, its charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets (shareholders' equity) to be less than $5,000,001. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at June 30, 2016 64,028,863 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity from inception to June 30, 2016 relates to our formation, consummation of the Initial Public Offering, the forward purchase agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended June 30, 2016, we had net losses of approximately $572,000, which consisted solely of operating expenses of approximately $596,000 and offset by interest income from our Trust Account of $25,000.

For the period from February 26, 2016 (inception) to June 30, 2016, we had net losses of approximately $658,000, which consisted solely of operating expenses of approximately $683,000 and offset by interest income from our Trust Account of $25,000.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at June 30, 2016, we had approximately $1.3 million in our operating bank account, approximately $690 million in cash and cash equivalents held in the Trust Account and working capital of approximately $522,000.

Through June 30, 2016, our liquidity needs also have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor, $225,733 in loans from our Sponsor, and the proceeds not held in Trust resulted from the consummation of the Private Placement.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released to pay our tax obligations. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of consummation of a Business Combination or May 25, 2018. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder shares

On March 2, 2016, we issued an aggregate of 15,000,000 shares of Class B ordinary shares to our Sponsor in exchange for a capital contribution of $25,000. On April 19, 2016, the Sponsor surrendered 3,750,000 Class B ordinary shares to us for no consideration, which we cancelled. We then issued 3,750,000 Class B ordinary shares to the Anchor Investors for an aggregate price of approximately $7,000 in connection with the forward purchase agreements. The Sponsor and the Anchor Investors currently own 11,250,000 and 3,750,000 Class B ordinary shares, respectively (together, the “founder shares”). The founder shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Class A ordinary shares outstanding upon completion of the Initial Public Offering, plus (ii) the sum of  (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the initial Business Combination.

The Sponsor, Chinh E. Chu and William P. Foley, II have agreed not to transfer, assign or sell any of their founder shares until the earliest of  (a) one year after the completion of the initial Business Combination with respect 50% of their founder shares, (b) two years after the completion of the initial Business Combination with respect to the remaining 50% of their founder shares, and (c) the date on which we complete a liquidation, merger, share exchange or other similar transaction after an initial Business Combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Anchor Investors have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders or Anchor Investors, as applicable, with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the founder shares held by investors other than the Sponsor, Chinh E. Chu and William P. Foley, II will be released from the lock-up.

Private Placement Warrants

On May 25, 2016 and June 29, 2016, the Sponsor purchased from us an aggregate of 15,800,000 Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

If we do not complete a Business Combination, then the proceeds of the sale of the Private Placement Warrants will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants will expire worthless.

Due to related party

Our Sponsor and other related parties have loaned us an aggregate amount of $225,733 to be used for the payment of costs related to the Initial Public Offering. These borrowings are non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We have not yet repaid this amount as of June 30, 2016.

Administrative service fee

We have agreed, commencing on May 25, 2016 through the earlier of our consummation of a Business Combination and its liquidation, to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in an amount not to exceed $10,000 per month. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($24,150,000) was deferred. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting discount.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated May 19, 2016 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On May 25, 2016, the Company consummated the Initial Public Offering of 60,000,000 Units, with each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one warrant to purchase one Class A Ordinary Share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $600,000,000. In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 9,000,000 Units to cover overallotments, if any. On June 27, 2016, the underwriters exercised their overallotment option in full and, on June 29, 2016, the underwriters purchased 9,000,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $90.0 million.

On June 29, 2016, the Company completed a private placement with the Sponsor for an additional 1,800,000 warrants at a price of $1.00 per warrant, generating gross proceeds of approximately $1,800,000.

Approximately $690,000,000 of the net proceeds from the Initial Public Offering (including the Over-allotment) and the private placements with the Sponsor has been deposited in the Trust Account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification of Co-Executive Chairman Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Executive Chairman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of August, 2016.

CF CORPORATION

By:	/s/ Douglas B. Newton
Douglas B. Newton Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)

