Form 10-Q
period 2016-09-30
CF Corp
filed 2016-11-09
CIK 1668428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of November 9, 2016, 84,000,000 ordinary shares, par value $0.0001 per share were issued and outstanding.

CF CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheet as of September 30, 2016 (Unaudited)	1

	Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2016 and for the period from February 26, 2016 (Inception) to September 30, 2016	2

	Condensed Statement of Cash Flows for the period from February 26, 2016 (Inception) to September 30, 2016 (Unaudited)	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CF CORPORATION

CONDENSED BALANCE SHEET

September 30, 2016

(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,141,908
Prepaid expenses	89,459
Total current assets	1,231,367

Investments and cash equivalents held in Trust Account	690,451,838
Total Assets	$691,683,205

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$614,654
Accounts payable - related party	40,000
Due to related parties	225,733
Total current liabilities	880,387

Accrued legal costs	826,556
Deferred underwriting commissions and placement agent fees	44,550,000
Total Liabilities	46,256,943

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 64,042,626 shares at redemption value at September 30, 2016	640,426,260

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2016	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,957,374 issued and outstanding (excluding 64,042,626 shares subject to possible redemption) at September 30, 2016	496
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding at September 30, 2016 (1)	1,500
Additional paid-in capital	5,518,400
Accumulated deficit	(520,394)
Total Shareholders’ Equity	5,000,002
Total Liabilities and Shareholders’ Equity	$691,683,205

(1) Share amounts have been retroactively restated to reflect the share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share on April 21, 2016 (see Note 1).

The condensed accompanying unaudited notes are an integral part of these financial statements.

CF CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period from
	For the Three Months Ended	February 26, 2016 (Inception) to
	September 30, 2016	September 30, 2016
General and administrative expenses	$289,524	$972,232
Loss from operations	(289,524)	(972,232)
Interest income	427,153	451,838
Net income (loss)	$137,629	$(520,394)

Weighted average shares outstanding (1)
Basic (2)	19,970,987	17,971,321
Diluted	84,000,000	17,971,321

Net earnings (loss) per share
Basic	$0.01	$(0.03)
Diluted	$0.00	$(0.03)

(1) Share amounts have been retroactively restated to reflect the share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share on April 21, 2016 (see Note 1).

(2) This number excludes an aggregate of up to 64,042,626 shares subject to possible conversion at September 30, 2016

The condensed accompanying unaudited notes are an integral part of these financial statements.

CF CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the period from February 26, 2016 (Inception) to September 30, 2016

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(520,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation expenses paid by Sponsor	5,000
Interest earned on cash and cash equivalents held in Trust Account	(451,838)
Changes in operating assets and liabilities:
Prepaid expenses	(89,459)
Accounts payable and accrued expenses	614,654
Accounts payable - related party	40,000
Accrued legal costs	826,556
Net cash provided by operating activities	424,519

Cash Flows from Investing Activities
Principal deposited in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities
Proceeds received from loans to related parties	225,733
Proceeds received from issuance of Class B ordinary shares to Anchor Investors	7,251
Proceeds received from initial public offering, net of offering costs	674,684,405
Proceeds from private placement	15,800,000
Net cash provided by financing activities	690,717,389

Net increase in cash and cash equivalents	1,141,908

Cash and cash equivalents - beginning of the period	-
Cash and cash equivalents - ending of the period	$1,141,908

Supplemental disclosure of noncash investing and financing activities:
Formation and offering costs paid by Sponsor in exchange for founder shares	$25,000
Value of Class A ordinary shares subject to possible redemption	$640,426,260
Deferred underwriting commissions in connection with the initial public offering	$24,150,000
Deferred placement agent fees in connection with the forward purchase agreement	$20,400,000

The condensed accompanying unaudited notes are an integral part of these financial statements.

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2016

(Unaudited)

Note 1 - Description of Organization and Business Operations

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

All activity from February 26, 2016 (inception) through September 30, 2016 relates to the Company’s formation, commencement of the initial public offering (“Initial Public Offering”), forward purchase agreement, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate described below. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The registration statement for the Company’s Initial Public Offering was declared effective on May 19, 2016. The Company consummated the Initial Public Offering of 60,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”) for $10.00 per Unit on May 25, 2016, generated gross proceeds of $600 million and, in connection therewith, incurred offering costs of approximately $34.5 million, inclusive of $33 million of underwriting commissions in connection with the Initial Public Offering. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a purchase price of $11.50 per share, subject to adjustment, terms and limitations (“Public Warrant(s)”). The Company paid $12 million of underwriting commissions upon the closing of the Initial Public Offering and deferred $21 million of underwriting commissions until the consummation of its initial Business Combination (Note 4).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Initial Private Placement”) of 14,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant with the Company’s sponsor, CF Capital Growth, LLC (“Sponsor”), generating gross proceeds of $14 million (Note 5).

On June 29, 2016, the Company consummated the closing of the sale of 9,000,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Over-allotment”), generating additional gross proceeds of $90 million and, in connection therewith, paid additional offering costs of $1.8 million in underwriting commissions. Additional underwriting commissions of $3.15 million were deferred until the completion of the Company’s initial Business Combination. Simultaneously with the consummation of the Over-allotment, the Company consummated a private placement of an additional 1,800,000 Private Placement Warrants to the Sponsor (together with the Initial Private Placement, the “Private Placement”), generating gross proceeds of $1.8 million.

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

At September 30, 2016, the Company has approximately $1.1 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, the Over-allotment, and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide the holders of its Public Shares (“public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). As of September 30, 2016, the Company had approximately $690 million in its Trust Account. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the proposed Business Combination is required by law, or the Company decides to obtain shareholder approval for business reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) and Anchor Investors have agreed to vote their founder shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of such Business Combination. In addition, the initial shareholders and Anchor Investors have agreed to waive their redemption rights with respect to their founder shares and, with respect to our initial shareholders only, Public Shares in connection with the completion of a Business Combination.

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

Note 2 - Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from February 26, 2016 (inception) to September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the balance sheet included in the Company’s Form 8-K as of May 25, 2016, filed with the Securities and Exchange Commission on June 1, 2016.

Liquidity

As of September 30, 2016, the Company had approximately $1.1 million in its operating bank account, interest income available to be released to the Company of approximately $452,000 from the Company’s investments in the Trust Account, and working capital of approximately $351,000.

Through September 30, 2016, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, $225,733 in loans from the Sponsor, and the proceeds not held in Trust resulted from the consummation of the Private Placement.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of consummation of a Business Combination or May 25, 2018. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 3 - Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2016, there was approximately $452,000 of interest income held in the Trust Account available to be released to the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at September 30, 2016, 64,042,626 Class A ordinary shares were classified outside of permanent equity at their redemption value.

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

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 64,042,626 shares of Class A ordinary shares subject to possible redemption at September 30, 2016 have been excluded from the calculation of basic income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 50,300,000 shares of the Company’s class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2016, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s Balance Sheet.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date, which these financial statements were issued.

Note 4 - Initial Public Offering

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

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

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

The Sponsor, Chinh E. Chu and William P. Foley, II have agreed not to transfer, assign or sell any of their founder shares until the earliest of  (a) one year after the completion of the initial Business Combination with respect to 50% of their founder shares, (b) two years after the completion of the initial Business Combination with respect to the remaining 50% of their founder shares, and (c) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after an initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Anchor Investors have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders or Anchor Investors, as applicable, with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the founder shares held by investors other than the Sponsor, Chinh E. Chu and William P. Foley, II will be released from the lock-up.

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

Due to related parties

The Company’s Sponsor and other related parties have loaned the Company an aggregate amount of $225,733 to be used for the payment of costs related to the Initial Public Offering. These borrowings are non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company has not yet repaid this amount as of September 30, 2016.

Administrative service fee

The Company has agreed, commencing on May 25, 2016 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded $30,000 and $40,000 during the three months ended September 30, 2016 and for the period from February 26, 2016 (inception) to September 30, 2016, respectively, in connection to this agreement in the accompanying unaudited condensed Statements of Operations.

Note 7 - Commitments & Contingencies

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

On April 22, 2016, the Company entered into an agreement with Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC in connection with the forward purchase agreements described above, to act as placement agents (the “Placement Agents”) in the related private placement. In connection therewith, the Placement Agents are entitled to placement agent fees in an aggregate amount of: (i) up to 3.5% of the aggregate proceeds received from the forward purchase shares (or $17.85 million), contingently payable at the consummation of the Company’s Business Combination, (ii) an additional placement agent fee of 0.5% of the aggregate proceeds received from the sales of the forward purchase agreements (or $2.55 million) at the Company’s sole discretion as determined at the time of the consummation of a Business Combination, and (iii) reimbursement of reasonable legal counsel fees and expenses up to an aggregate amount of $275,000, which will be paid upon the earlier of the consummation of the Business Combination and December 1, 2017.

Note 8 - Shareholders’ Equity

Class A ordinary shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2016, there are 69,000,000 Class A ordinary shares issued and outstanding, including 64,042,626 shares of Class A ordinary shares subject to possible redemption.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination. The ratio at which Class B ordinary shares will convert into Class A ordinary shares will be such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including pursuant to the underwriters’ over-allotment option), plus (ii) the sum of  (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by Public Shareholders in connection with the initial Business Combination.

As of September 30, 2016, the Company has 15,000,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law, except that prior to a Business Combination, only holders of Class B ordinary shares have the right to elect the Company’s directors.

Preferred shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2016, there are no preferred shares issued or outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments and cash equivalents held in Trust Account	$690,451,838

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

Although we did not specify a maximum redemption threshold, its charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets (shareholder’ equity) to be less than $5,000,001. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at September 30, 2016, 64,042,626 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity from inception to September 30, 2016 relates to our formation, consummation of the Initial Public Offering, the forward purchase agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2016, we had net income of approximately $138,000, which consisted solely of operating expenses of approximately $290,000 and offset by interest income from our Trust Account of $427,000.

For the period from February 26, 2016 (inception) to September 30, 2016, we had net losses of approximately $520,000, which consisted solely of operating expenses of approximately $972,000 and offset by interest income from our Trust Account of $452,000.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at September 30, 2016, we had approximately $1.1 million in our operating bank account, approximately $690 million in cash and cash equivalents held in the Trust Account, interest income available to be released to the Company of approximately $452,000 from the Company’s investments in the Trust Account, and working capital of approximately $351,000.

Through September 30, 2016, our liquidity needs also have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor, $225,733 in loans from our Sponsor, and the proceeds not held in Trust resulted from the consummation of the Private Placement.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us the funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released to pay our tax obligations. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants.

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

The Sponsor, Chinh E. Chu and William P. Foley, II have agreed not to transfer, assign or sell any of their founder shares until the earliest of  (a) one year after the completion of the initial Business Combination with respect to 50% of their founder shares, (b) two years after the completion of the initial Business Combination with respect to the remaining 50% of their founder shares, and (c) the date on which we complete a liquidation, merger, share exchange or other similar transaction after an initial Business Combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Anchor Investors have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders or Anchor Investors, as applicable, with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the founder shares held by investors other than the Sponsor, Chinh E. Chu and William P. Foley, II will be released from the lock-up.

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

Due to related party

Our Sponsor and other related parties have loaned us an aggregate amount of $225,733 to be used for the payment of costs related to the Initial Public Offering. These borrowings are non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We have not yet repaid this amount as of September 30, 2016.

Administrative service fee

We have agreed, commencing on May 25, 2016 through the earlier of our consummation of a Business Combination and its liquidation, to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. We recorded $30,000 and $40,000 during the three months ended September 30, 2016 and for the period from February 26, 2016 (inception) to September 30, 2016, respectively, in connection to this agreement in the accompanying unaudited condensed Statements of Operations.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November, 2016.

CF CORPORATION

By:	/s/ Douglas B. Newton
Douglas B. Newton
Chief Financial Officer
(principal financial officer, principal accounting
officer and duly authorized officer)

