Form 10-Q
period 2017-03-31
CF Corp
filed 2017-05-12
CIK 1668428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒ No   ☐

As of May 12, 2017, there were 69,000,000 Class A ordinary shares, $0.0001 par value, and 15,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CF CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2017 and for the period from February 26, 2016 (Inception) through March 31, 2016	2

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2017 and for the period from February 26, 2016 (Inception) to March 31, 2016	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CF CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$805,053	$1,016,157
Prepaid expenses	94,954	96,381
Total current assets	900,007	1,112,538

Investments and cash equivalents held in Trust Account	691,352,158	690,887,027
Total Assets	$692,252,165	$691,999,565

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$497,051	$491,765
Accounts payable - related party	100,000	70,000
Due to related parties	225,733	225,733
Total current liabilities	822,784	787,498

Accrued legal and printer costs	1,154,228	995,634
Deferred underwriting commissions and placement agent fees	44,550,000	44,550,000
Total Liabilities	46,527,012	46,333,132

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 64,072,515 and 64,066,643 shares at redemption value at March 31, 2017 and December 31, 2016, respectively	640,725,150	640,666,430

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,927,485 and 4,933,357 issued and outstanding (excluding 64,072,515 and 64,066,643 shares subject to possible redemption) at March 31, 2017 and December 31, 2016, respectively	493	493
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	1,500	1,500
Additional paid-in capital	5,219,512	5,278,232
Accumulated deficit	(221,502)	(280,222)
Total Shareholders' Equity	5,000,003	5,000,003
Total Liabilities and Shareholders' Equity	$692,252,165	$691,999,565

The accompanying unaudited notes are an integral part of these condensed financial statements.

CF CORPORATION

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period from
	For the Three Months Ended	February 26, 2016 (inception)
	March 31, 2017	through March 31, 2016
General and administrative expenses	$406,411	$86,271
Loss from operations	(406,411)	(86,271)
Interest income	465,131	-
Net income (loss)	$58,720	$(86,271)

Weighted average shares outstanding (1)
Basic (2)	19,933,292	15,000,000
Diluted	84,000,000	15,000,000

Net earnings (loss) per share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

(1) Share amounts have been retroactively restated to reflect the share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share on April 21, 2016 (see Note 1).

(2) This number excludes an aggregate of up to 64,072,515 shares subject to possible conversion at March 31, 2017

The accompanying unaudited notes are an integral part of these condensed financial statements.

CF CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
	For the Three Months Ended	February 26, 2016 (inception)
	March 31, 2017	through March 31, 2016
Cash Flows from Operating Activities
Net income (loss)	$58,720	$(86,271)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation expenses paid by Sponsor	-	5,000
Interest earned on investments and cash equivalents held in Trust Account	(465,131)	-
Changes in operating assets and liabilities:
Prepaid expenses	1,427	-
Accounts payable and accrued expenses	5,286	81,271
Accounts payable - related party	30,000	-
Accrued legal and printer costs	158,594	-
Net cash used in operating activities	(211,104)	-

Net decrease in cash and cash equivalents	(211,104)	-

Cash and cash equivalents - beginning of the period	1,016,157	-
Cash and cash equivalents - ending of the period	$805,053	$-

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$58,720	$-
Formation and offering costs paid by Sponsor in exchange for founder shares	$-	$25,000
Accrued offering costs	$-	$562,504

The accompanying unaudited notes are an integral part of these condensed financial statements.

CF CORPORATION

Notes to Condensed Financial Statements

March 31, 2017

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

All activity from February 26, 2016 (inception) through March 31, 2017 relates to the Company’s formation, initial public offering (“initial public offering”), forward purchase agreement, and, since the closing of the initial public offering, the search for a Business Combination described below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

In April 2016, the Company entered into forward purchase agreements pursuant to which the Anchor Investors (as defined below) agreed to purchase an aggregate of 51,000,000 Class A ordinary shares (“forward purchase shares”), plus one redeemable warrant (“forward purchase warrant(s)”) for every three forward purchase shares purchased (or an aggregate of 19,083,333 redeemable warrants) for $10.00 per Class A ordinary share, for an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of the Business Combination. In connection with the forward purchase agreements, the Company agreed to compensate the placement agents an aggregate amount of up to $20.675 million, including deferred placement agent fees of $20.4 million and reimbursement of legal fees of $275,000, payable upon the consummation of the Business Combination (Note 6). As the placements agents already performed services related to the forward purchase agreements and the closing of a Business Combination was deemed probable by the management, the Company accrued a deferred placement agent fee and reimbursement of legal fees in the accompanying condensed balance sheet.

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

CF CORPORATION

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

At March 31, 2017, the Company has approximately $805,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering, the Over-allotment, and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide the holders of its public shares (“public shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially estimated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). As of March 31, 2017, the Company had approximately $691 million in its Trust Account. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “charter”), conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the proposed Business Combination is required by law, or the Company decides to obtain shareholder approval for business reasons, the Company will offer to redeem the public shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed Business Combination. The per-share amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination.

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

CF CORPORATION

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

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

Liquidity

As of March 31, 2017, the Company had approximately $805,000 in its operating bank account and working capital of approximately $77,000. The working capital excludes approximately $1.2 million in accrued legal and printer costs which have been deferred until the earlier of the consummation of a Business Combination or May 25, 2018.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments and Cash Equivalents Held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and Private Placement and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2017, there was approximately $1.4 million of interest income held in the Trust Account available to be released to the Company to pay its income tax obligations.

CF CORPORATION

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against additional paid-in capital. Accordingly, at March 31, 2017 and December 31, 2016, 64,072,515 and 64,066,643 Class A ordinary shares were classified outside of permanent equity at their redemption value, respectively.

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

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 64,072,515 shares of Class A ordinary shares subject to possible redemption at March 31, 2017 have been excluded from the calculation of basic income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 50,300,000 shares of the Company’s class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

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

CF CORPORATION

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2017 and December 31, 2016, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

CF CORPORATION

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

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

Note 5 - Related Party Transactions

Founder Shares

On March 2, 2016, the Company issued an aggregate of 15,000,000 founder shares to the Sponsor in exchange for a capital contribution of $25,000. On April 19, 2016, the Sponsor surrendered 3,750,000 founder shares to the Company for no consideration, which the Company cancelled. The Company then issued 3,750,000 founder shares to the Anchor Investors (as defined below) for an aggregate price of approximately $7,000 in connection with the forward purchase agreements. The Sponsor and the Anchor Investors currently own 11,250,000 and 3,750,000 founder shares, respectively. The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of a Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Class A ordinary shares outstanding upon completion of the initial public offering, plus (ii) the sum of  (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of public shares redeemed by public shareholders in connection with the initial Business Combination.

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

CF CORPORATION

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

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

Due to Related Parties

The Company’s Sponsor and other related parties have loaned the Company an aggregate amount of $225,733 to be used for the payment of costs related to the initial public offering. These borrowings are non-interest bearing, unsecured and due on demand. The Company has not yet repaid this amount as of March 31, 2017.

Administrative Service Fee

The Company has agreed, commencing on May 25, 2016 through the earlier of the Company’s consummation of a Business Combination and liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded $30,000 and $0 in expense for the three months ended March 31, 2017 and for the period from February 26, 2016 (inception) through March 31, 2016, respectively.

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

CF CORPORATION

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

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

Note 7 - Shareholders’ Equity

Class A ordinary shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2017 and December 31, 2016, there are 69,000,000 Class A ordinary shares issued and outstanding, including 64,072,515 and 64,066,643 shares of Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares (founder shares) - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination. The ratio at which founder shares will convert into Class A ordinary shares will be such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Class A ordinary shares outstanding upon the completion of the initial public offering (including pursuant to the underwriters’ over-allotment option), plus (ii) the sum of  (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of public shares redeemed by Public Shareholders in connection with the initial Business Combination.

As of March 31, 2017 and December 31, 2016, the Company had 15,000,000 founder shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law, except that prior to a Business Combination, only holders of Class B ordinary shares have the right to elect the Company’s directors.

Preferred shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2017 and December 31, 2016, there were no preferred shares issued or outstanding.

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

CF CORPORATION

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2017

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments and cash equivalents held in Trust Account	$691,352,158	$-	$-

December 31, 2016

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments and cash equivalents held in Trust Account	$690,887,027	$-	$-

Approximately $49,000 and $30,000 of the balance in the Trust Account was held in cash as of March 31, 2017 and December 31, 2016, respectively.

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

In April 2016, we entered into forward purchase agreements pursuant to which Anchor Investors (as defined below) agreed to purchase an aggregate of 51,000,000 Class A ordinary shares, plus an aggregate of 19,083,333 redeemable warrants (one redeemable warrant for every three forward purchase shares purchased) for $10.00 per Class A ordinary share, or an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of the Business Combination. In connection with the forward purchase agreements, we agreed to compensate the placement agents an aggregate amount of up to $20.675 million, including deferred placement agent fees of $20.4 million and reimbursement of legal fees of $275,000, payable upon the consummation of the Business Combination or December 1, 2017.

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

Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets (shareholder’ equity) to be less than $5,000,001. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against additional paid-in capital. Accordingly, at March 31, 2017, 64,072,515 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity from inception to March 31, 2017 relates to our formation, consummation of the initial public offering, the forward purchase agreements, and, since the closing of the initial public offering, the search for a Business Combination candidate. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2017, we had net income of approximately $59,000, which consisted solely of operating expenses of approximately $406,000 and offset by interest income from our Trust Account of approximately $465,000.

For the period from February 26, 2016 (inception) to March 31, 2016, we had net losses of approximately $86,000, which consisted entirely of operating expenses.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2017, we had approximately $805,000 in our operating bank account, approximately $691 million in cash and cash equivalents held in the Trust Account, interest income of approximately $1.4 million available from the Company’s investments in the Trust Account to pay for our income tax obligations, and working capital of approximately $77,000. The working capital excludes approximately $1.2 million in accrued legal and printer costs which have been deferred until the earlier of the consummation of a Business Combination or May 25, 2018.

Through March 31, 2017, our liquidity needs also have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor, $225,733 in loans from our Sponsor, and the proceeds not held in the Trust Account resulted from the consummation of the Private Placement.

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

Due to Related Parties

Our Sponsor and other related parties have loaned us an aggregate amount of $225,733 to be used for the payment of costs related to the initial public offering. These borrowings are non-interest bearing, unsecured and due upon the closing of the initial public offering. We have not yet repaid this amount as of March 31, 2017.

Administrative Service Fee

We have agreed, commencing on May 25, 2016 through the earlier of our consummation of a Business Combination and liquidation, to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. We recorded $30,000 and $0 in expense for the three months ended March 31, 2017 and for the period from February 26, 2016 (inception) through March 31, 2016, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

 On March 2, 2016, we issued an aggregate of 15,000,000 founder shares to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.002 per share. On April 19, 2016, our Sponsor surrendered 3,750,000 founder shares to the Company for no consideration. On April 19, 2016, the Company issued 3,750,000 founder shares to the Anchor Investors in connection with the forward purchase agreements. Our Sponsor and the Anchor Investors (including two affiliates of our Sponsor) currently own 11,250,000 and 3,750,000 Class B ordinary shares, respectively. In addition, our Sponsor purchased an aggregate of 15,800,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, in a private placement that closed simultaneously with the closing of our initial public offering. Each Private Placement Warrant entitles the holder to purchase one ordinary share at $11.50 per share. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May, 2017.

CF CORPORATION

By:	/s/ Douglas B. Newton
Douglas B. Newton
Chief Financial Officer
(principal financial officer, principal accounting
officer and duly authorized officer)