Form 10-Q
period 2017-06-30
CF Corp
filed 2017-08-14
CIK 1668428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2017

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

As of August 14, 2017, there were 69,000,000 Class A ordinary shares, $0.0001 par value, and 15,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CF CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2017 and for the period from February 26, 2016 (Date of Inception) through June 30, 2016	2

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2017 and for the period from February 26, 2016 (Date of Inception) to June 30, 2016	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CF CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,748	$1,016,157
Prepaid expenses	80,860	96,381
Total current assets	215,608	1,112,538

Investments and cash equivalents held in Trust Account	692,356,270	690,887,027
Total Assets	$692,571,878	$691,999,565

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$19,908,544	$491,765
Accounts payable - related party	130,000	70,000
Due to related parties	225,733	225,733
Total current liabilities	20,264,277	787,498

Accrued legal and printer costs	-	995,634
Deferred underwriting commissions and placement agent fees	44,550,000	44,550,000
Total Liabilities	64,814,277	46,333,132

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 62,275,760 and 64,066,643 shares at redemption value at June 30, 2017 and December 31, 2016, respectively	622,757,600	640,666,430

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 6,724,240 and 4,933,357 issued and outstanding (excluding 62,275,760 and 64,066,643 shares subject to possible redemption) at June 30, 2017 and December 31, 2016, respectively	673	493
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	1,500	1,500
Additional paid-in capital	23,186,883	5,278,232
Accumulated deficit	(18,189,055)	(280,222)
Total Shareholders' Equity	5,000,001	5,000,003
Total Liabilities and Shareholders' Equity	$692,571,878	$691,999,565

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

CF CORPORATION

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the period from
	For the Three Months Ended June 30,		For the Six Months Ended	February 26, 2016 (Date of Inception)
	2017	2016	June 30, 2017	through June 30, 2016
General and administrative expenses (see note 8)	$18,971,664	$596,437	$19,378,075	$682,708
Loss from operations	(18,971,664)	(596,437)	(19,378,075)	(682,708)
Interest income	1,004,111	24,685	1,469,242	24,685
Net income (loss)	$(17,967,553)	$(571,752)	$(17,908,833)	$(658,023)

Weighted average shares outstanding, basic and diluted (1) (2)	19,947,230	17,092,495	19,940,299	16,511,246

Net loss per share, basic and diluted	$(0.90)	$(0.03)	$(0.90)	$(0.04)

(1) This number excludes an aggregate of up to 62,275,760 and 64,028,863 shares subject to possible redemption at June 30, 2017 and 2016, respectively.

(2) Share amounts have been retroactively restated to reflect the share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share on April 21, 2016 (see Note 1).

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

CF CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
	For the Six Months Ended	February 26, 2016 (Date of Inception)
	June 30, 2017	through June 30, 2016
Cash Flows from Operating Activities
Net loss	$(17,908,833)	$(658,023)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Formation expenses paid by Sponsor	-	5,000
Interest earned on investments and cash equivalents held in Trust Account	(1,469,242)	(24,685)
Changes in operating assets and liabilities:
Prepaid expenses	15,521	(36,675)
Accounts payable and accrued expenses	19,416,779	614,149
Accounts payable - related party	60,000	10,000
Accrued legal and printer costs	(995,634)	708,478
Net cash (used in) provided by operating activities	(881,409)	618,244

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(690,000,000)
Net cash used in investing activities	-	(690,000,000)

Cash Flows from Financing Activities
Proceeds received from loans to related parties	-	225,733
Proceeds received from issuance of Class B ordinary shares to Anchor Investors	-	7,251
Proceeds received from initial public offering, net of offering costs	-	674,684,405
Proceeds from private placement	-	15,800,000
Net cash provided by financing activities	-	690,717,389

Net (decrease) increase in cash and cash equivalents	(881,409)	1,335,633

Cash and cash equivalents - beginning of the period	1,016,157	-
Cash and cash equivalents - ending of the period	$134,748	$1,335,633

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(17,908,831)	$640,288,630
Formation and offering costs paid by Sponsor in exchange for founder shares	$-	$25,000
Deferred underwriting commissions in connection with the initial public offering	$-	$24,150,000
Deferred placement agent fees in connection with the forward purchase agreements	$-	$20,400,000

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

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

On April 21, 2016, the Company effected a share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share, resulting in an aggregate of 15,000,000 Class B ordinary shares outstanding (“founder shares”). All share amounts presented in the unaudited condensed financial statements herein have been retroactively restated to reflect the share capitalization.

All activity from February 26, 2016 (Date of Inception) through June 30, 2017 relates to the Company’s formation, initial public offering (“initial public offering”), forward purchase agreements (as defined below), and, since the closing of the initial public offering, the search for a Business Combination described below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

In April 2016, the Company entered into forward purchase agreements (the “forward purchase agreements”), pursuant to which the Anchor Investors (as defined below) agreed to purchase an aggregate of 51,000,000 Class A ordinary shares (“forward purchase shares”), plus one redeemable warrant (“forward purchase warrant(s)”) for every three forward purchase shares purchased (or an aggregate of 19,083,333 redeemable warrants) for $10.00 per Class A ordinary share, for an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of the Business Combination. In connection with the forward purchase agreements, the Company agreed to compensate the placement agents an aggregate amount of up to $20.675 million, including deferred placement agent fees of $20.4 million and reimbursement of legal fees of $275,000, payable upon the consummation of the Business Combination (Note 6). As the placement agents already performed services related to the forward purchase agreements and the closing of a Business Combination was deemed probable by the management, the Company accrued a deferred placement agent fee and reimbursement of legal fees in the accompanying condensed balance sheet.

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

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

At June 30, 2017, the Company has approximately $135,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering, the Over-allotment, and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide the holders of its public shares (“public shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially estimated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). As of June 30, 2017, the Company had approximately $692 million in its Trust Account. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “charter”), conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the proposed Business Combination is required by law, or the Company decides to obtain shareholder approval for business reasons, the Company will offer to redeem the public shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed Business Combination. The per-share amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination.

Notwithstanding the foregoing, the Company’s charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the public shares without the prior consent of the Company.

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

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

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

On May 24, 2017, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) with FGL US Holdings Inc., a Delaware corporation and wholly owned indirect subsidiary of the Company (“Parent”), FGL Merger Sub Inc., a Delaware corporation and wholly owned direct subsidiary of Parent (“Merger Sub”), and Fidelity & Guaranty Life, a Delaware corporation (“FGL”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into FGL, with FGL surviving the merger as a wholly owned indirect subsidiary of the Company (collectively with the other transactions contemplated by the Merger Agreement, the “FGL Business Combination”) (Note 8).

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had approximately $135,000 in its operating bank account and working capital deficit of approximately $20 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that the Company does not complete a Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account may be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. Any such warrants would have identical terms as the Private Placement Warrants. In July 2017, the Sponsor loaned an aggregate of $750,000 of Working Capital Loans to the Company.

Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or May 25, 2018. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments and Cash Equivalents Held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and Private Placement and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2017, there was approximately $2.5 million of interest income held in the Trust Account available to be released to the Company to pay its income tax obligations, if any.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against additional paid-in capital. Accordingly, at June 30, 2017 and December 31, 2016, 62,275,760 and 64,066,643 Class A ordinary shares were classified outside of permanent equity at their redemption value, respectively.

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

In addition, an aggregate of approximately $20.4 million in deferred placement agent fees incurred through the balance sheet date that are directly related to the forward purchase agreements were also charged to shareholders’ equity upon the issuance of Class B ordinary shares to the Anchor Investors.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 62,275,760 and 64,028,863 shares of Class A ordinary shares subject to possible redemption at June 30, 2017 and 2016, respectively, have been excluded from the calculation of basic and diluted loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 50,300,000 Class A ordinary shares in the calculation of diluted loss per share, since their inclusion would be anti-dilutive.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2017 and December 31, 2016, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

On May 25, 2016, the Company consummated the sale of 60,000,000 units at a price of $10.00 per unit in the initial public offering. On June 29, 2016, the Company consummated the sale of 9,000,000 additional units pursuant to the exercise in full of the Over-allotment. Each unit consists of one Public Share and one-half of one Public Warrant. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

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

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

If the Company does not complete a Business Combination, then the proceeds of the sale of the Private Placement Warrants will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants will expire worthless.

Forward Purchase Agreements

On April 19, 2016, the Company entered into forward purchase agreements pursuant to which certain investors (“Anchor Investors”) (including two affiliates of the Sponsor) agreed to purchase an aggregate of 51,000,000 Class A ordinary shares plus an aggregate of 19,083,333 redeemable warrants (one redeemable warrant for every three forward purchase shares purchased) at $10.00 per Class A ordinary share for an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of an initial Business Combination. In connection with these agreements, the Company issued an aggregate of 3,750,000 founder shares to such investors. The founder shares issued to such investors are subject to similar contractual conditions and restrictions as the founder shares issued to the Sponsor. The Anchor Investors will have redemption rights with respect to any public shares they own but have waived redemption rights with respect to their founder shares. The forward purchase agreements also provide that the investors are entitled to a right of first offer with respect to any proposed sale of additional equity or equity-linked securities by the Company for capital raising purposes in connection with the closing of an initial Business Combination (other than shares and warrants pursuant to forward purchase agreements) and registration rights with respect to the shares, warrants and Class A ordinary shares underlying the forward purchase warrants.

On April 22, 2016, the Company entered into an agreement in connection with the forward purchase agreements described above, pursuant to which Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC agreed to act as placement agents (the “Placement Agents”) in the related private placement. In connection therewith, the Placement Agents are entitled to placement agent fees in an aggregate amount of: (i) up to 3.5% of the aggregate proceeds received from the forward purchase shares (or $17.85 million), contingently payable at the consummation of the an initial Business Combination, (ii) an additional placement agent fee of 0.5% of the aggregate proceeds received from the sales of the forward purchase agreements (or $2.55 million) at the Company’s sole discretion as determined at the time of the consummation of an initial Business Combination, and (iii) reimbursement of reasonable legal counsel fees and expenses up to an aggregate amount of $275,000, which will be paid upon the earlier of the consummation of an initial Business Combination and December 1, 2017.

Due to Related Parties

The Company’s Sponsor and other related parties have loaned the Company an aggregate amount of $225,733 to be used for the payment of costs related to the initial public offering. These borrowings are non-interest bearing, unsecured and due on demand. The Company has not yet repaid this amount as of June 30, 2017.

Administrative Service Fee

The Company has agreed, commencing on May 25, 2016 through the earlier of the Company’s consummation of a Business Combination and liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded $30,000 and $0 in expense for the three months ended June 30, 2017 and 2016, respectively, and recorded $60,000 and $0 in expense for the six months ended June 30, 2017 and for the period from February 26, 2016 (Date of Inception) through June 30, 2016, respectively.

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

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 9,000,000 additional units to cover over-allotments at the initial public offering price less the underwriting discounts and commissions. The underwriters fully exercised the Over-allotment on June 29, 2016, generating additional gross proceeds of $90 million.

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

Note 7 - Shareholders’ Equity

Class A ordinary shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2017 and December 31, 2016, there were 69,000,000 Class A ordinary shares issued and outstanding, including 62,275,760 and 64,066,643 shares of Class A ordinary shares subject to possible redemption, respectively.

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

As of June 30, 2017 and December 31, 2016, the Company had 15,000,000 founder shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law, except that prior to a Business Combination, only holders of Class B ordinary shares have the right to elect the Company’s directors.

Preferred shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2017 and December 31, 2016, there were no preferred shares issued or outstanding.

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

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

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

Note 8 – Merger Agreement

Merger Consideration

Pursuant to the Merger Agreement, at the time of closing (the “Effective Time”), each issued and outstanding share of FGL common stock, par value $0.01 per share (the “FGL Common Stock”), immediately prior to the Effective Time (other than any shares of FGL Common Stock owned by FGL as treasury stock or by any FGL subsidiary or owned by the Company, Parent, Merger Sub or any other subsidiary of the Company, which will be cancelled and no payment will be made with respect thereto), and shares granted pursuant to FGL’s equity plan, will be cancelled and converted automatically into the right to receive $31.10 in cash, without interest (the “Merger Consideration”). The Merger Agreement permits FGL to pay out a regular quarterly cash dividend on FGL Common Stock prior to the closing of the transaction (the “Closing”) in an amount not in excess of $0.065 per share, per quarter (the per share amount of FGL’s most recently declared quarterly dividend).

At the Effective Time, each (i) option to purchase shares of FGL Common Stock, (ii) restricted share of FGL Common Stock and (iii) performance-based restricted stock unit relating to shares of FGL Common Stock, in each case, whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for restricted stock units, determined at the target performance level), multiplied by (2) the Merger Consideration (less the exercise price per share in the case of stock options). Each stock option and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL (“FGLH”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGLH stock subject to the award, multiplied by (B) $176.32 (less the exercise price in the case of such stock options), and each dividend equivalent held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.

During the three and six months ended June 30, 2017, the Company incurred approximately $14.2 million in expenses related to the merger with FGL.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

Representations, Warranties and Covenants

The Merger Agreement contains customary representations, warranties and covenants by the Company, Parent, Merger Sub and FGL.

Conditions to Closing

Consummation of the FGL Business Combination is subject to satisfaction or waiver of customary closing conditions, including, among others, approval by the Company’s shareholders of the Merger Agreement and the issuance of the Company’s ordinary shares in connection with the FGL Business Combination, approval by FGL’s stockholders and delivery at least twenty (20) days prior to the Closing of an information statement to be filed with (and cleared by) the SEC.

Following the execution of the Merger Agreement, FS Holdco II Ltd. (“FS Holdco”), a wholly owned subsidiary of HRG Group, Inc. (“HRG”) and FGL’s majority stockholder, executed and delivered to FGL and the Company an irrevocable written consent approving and adopting the Merger Agreement and the transactions contemplated thereby. As a result, the holders of a majority of the outstanding shares of FGL Common Stock have adopted and approved the Merger Agreement.

Termination

The Merger Agreement contains customary termination rights, including, among others, (i) by mutual written consent of the Company and FGL, (ii) by the Company or FGL if the FGL Business Combination is prohibited by law, (iii) by the Company or FGL if the Company does not obtain approval of its shareholders and (iv) by the Company or FGL if the FGL Business Combination is not consummated prior to January 24, 2018, subject to extension under certain circumstances. Upon termination of the Merger Agreement under specified circumstances, FGL may be required to pay a termination fee to the Company in an aggregate amount of $50,000,000.

In addition, Blackstone Tactical Opportunities Fund II L.P. (“BTO Fund”), certain affiliated funds of GSO Capital Partners LP (“GSO”) and Fidelity National Financial, Inc. (“FNF”) have executed limited guaranties in favor of FGL to guarantee, in the event of the termination of the Merger Agreement as a result of the Company’s, Parent’s or Merger Sub’s intentional and material breach or fraud, the payment of a portion of any damages determined in a final judgment by a court or governmental authority or pursuant to a settlement by written agreement of the parties to the Merger Agreement, up to a specified portion of the total transaction value.

Equity Commitment Letters

In connection with the Merger Agreement, the Company obtained the following equity commitment letters for the purpose of funding the FGL Business Combination consideration and related transactions and paying the costs and expenses incurred in connection therewith (the “Equity Commitment Letters”):

BTO Fund Equity Commitment Letter

Pursuant to equity commitment letters (the “BTO Fund Equity Commitment Letters”) from BTO Fund, dated as of May 24, 2017, BTO Fund has committed, on the terms and subject to the conditions set forth therein, at the Closing, to purchase, or cause the purchase of, equity of the Company for an aggregate cash purchase price of $225 million (the “BTO Fund Commitment”). BTO Fund is an investment fund under common control with CFS Holdings (Cayman) L.P. (“CFS”), a shareholder of the Company and a party to the forward purchase agreements.

The obligation of BTO Fund to fund the BTO Fund Commitment will terminate automatically and immediately upon the earliest to occur of (a) the Closing, (b) the termination of the Merger Agreement and (c) FGL or any of its affiliates or representatives asserting any claim against BTO Fund in connection with the Merger Agreement or the Share Purchase Agreement (as defined below), as applicable, or any of the transactions contemplated by the BTO Fund Equity Commitment Letters or the Merger Agreement or Share Purchase Agreement, as applicable, subject to certain exceptions.

FNF Equity Commitment Letters

Pursuant to equity commitment letters (the “FNF Equity Commitment Letters”) from FNF, dated as of May 24, 2017, FNF has committed, on the terms and subject to the conditions set forth therein, at the Closing, to purchase, or cause the purchase of, equity of the Company for an aggregate cash purchase price equal to (x) $235 million plus (y) up to an aggregate of $195 million to offset any redemptions of the Company’s ordinary shares in connection with the shareholder vote to approve the FGL Business Combination on or after the date of the FNF Equity Commitment Letters and prior to the Closing (the “FNF Commitment”). The Company’s Co-Executive Chairman, William P. Foley, II, is also the non-executive Chairman of the Board of FNF.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

The obligation of FNF to fund the FNF Commitment will terminate automatically and immediately upon the earliest to occur of (a) the Closing (upon funding), (b) the termination of the Merger Agreement and (c) FGL or any of its affiliates or representatives asserting any claim against FNF in connection with the Merger Agreement or the Share Purchase Agreement, as applicable, or any of the transactions contemplated by the FNF Equity Commitment Letters or the Merger Agreement or Share Purchase Agreement, as applicable, subject to certain exceptions.

GSO Equity Commitment Letters

Pursuant to equity commitment letters (the “GSO Equity Commitment Letters”) from GSO, dated as of May 24, 2017, GSO has committed, on the terms and subject to the conditions set forth therein, to purchase, or cause the purchase of, preferred shares of the Company for an aggregate cash purchase price equal to (x) $275 million plus (y) up to an aggregate of $465 million to offset any redemptions of the Company’s ordinary shares in connection with the shareholder vote to approve the FGL Business Combination on or after the date of the GSO Equity Commitment Letters and prior to the Closing (the “GSO Commitment”).

The obligation of GSO to fund the GSO Commitment will terminate automatically and immediately upon the earliest to occur of (a) the Closing (upon funding), (b) the termination of the Merger Agreement and (c) FGL or any of its affiliates or representatives asserting any claim against GSO in connection with the Merger Agreement or the Share Purchase Agreement, as applicable, or any of the transactions contemplated by the GSO Equity Commitment Letters or the Merger Agreement or Share Purchase Agreement, as applicable, subject to certain exceptions.

Forward Purchase Backstop Equity Commitment Letters

Pursuant to equity commitment letters (the “Forward Purchase Backstop Equity Commitment Letters”) from BTO Fund and FNF, dated as of May 24, 2017, (i) BTO Fund has committed, on the terms and subject to the conditions set forth therein, at the Closing, to purchase, or cause the purchase of, equity of the Company for an aggregate cash purchase price equal to one-third (1/3) of the aggregate amount, if any, not funded by one or more purchasers under the forward purchase agreements at or prior to the closing pursuant to the forward purchase agreements (the “FPA Shortfall”), up to an aggregate amount of $100 million, and (ii) FNF has committed, on the terms and subject to the conditions set forth therein, at the Closing, to purchase, or cause the purchase of, equity of the Company for an aggregate cash purchase price equal to two-thirds (2/3) of the FPA Shortfall, up to an aggregate amount of $200 million (the “Forward Purchase Backstop Commitments”).

In exchange for providing the Forward Purchase Backstop Commitments, promptly following the closing, the Company will pay to BTO Fund or its designated affiliate the amount of $1.5 million and to FNF the amount of $3.0 million, with such amounts payable whether or not any portion of the Forward Purchase Backstop Commitment is ultimately required to be funded. BTO Fund and FNF have agreed to forego receiving such fees in light of the additional commitments of the Anchor Investors to purchase 20,000,000 ordinary shares in connection with the rights of first offer set forth in the forward purchase agreements.

The obligation of the parties to the Forward Purchase Backstop Equity Commitment Letters (the “Forward Purchase Backstop Parties”) to fund the Forward Purchase Backstop Commitments will terminate automatically and immediately upon the earliest to occur of (a) the Closing (upon funding), (b) the termination of the Merger Agreement in accordance with its terms and (c) FGL or any of its affiliates or representatives asserting any claim against any Forward Purchase Backstop Party in connection with the Merger Agreement or Share Purchase Agreement, as applicable, or any of the transactions contemplated by the Forward Purchase Backstop Equity Commitment Letters or the Merger Agreement or Share Purchase Agreement, as applicable, subject to certain exceptions.

The Equity Commitment Letters include an aggregate of $57 million in commitments that relate to the Company’s purchase of the Acquired Companies (as defined below) pursuant to the Share Purchase Agreement , of which $23 million would be used to offset a portion of net redemptions, if any, by public shareholders of the Company in connection with the shareholder vote to approve the FGL Business Combination and $9 million would be used to fund any FPS Shortfall.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

Investor Agreement

As an inducement for each of BTO Fund, GSO and FNF (collectively, the “Investor Agreement Parties”) to enter into certain limited guarantees in connection with the FGL Business Combination, the Company entered into an amended and restated investor agreement, dated as of June 6, 2017 and effective as of May 24, 2017, with the Investor Agreement Parties (the “Investor Agreement”), pursuant to which the Company agreed that, without the Investor Agreement Parties’ prior written consent, the Company would not amend, modify, grant any waiver under or seek to terminate any of the transaction agreements relating to the FGL Business Combination, or take any action concerning settlements, stipulations or judgments relating to government authorities or make any regulatory filings contemplated by the Merger Agreement, subject in each case to certain exceptions and qualifications.

Pursuant to the Investor Agreement, the terms of the equity to be issued pursuant to the Equity Commitment Letters will be as follows:

•	With respect to the BTO Fund Commitment under the BTO Fund Equity Commitment Letters, BTO Fund will purchase ordinary shares. BTO Fund will receive one ordinary share in exchange for each $10.00 funded pursuant to its equity commitment letters.

•	With respect to the FNF Commitment described in the FNF Equity Commitment Letters, FNF will purchase (i) $135 million of newly issued ordinary shares for $10.00 per share and (ii) $100 million, plus additional amounts, if any, pursuant to FNF’s commitment to offset redemptions of public shares in connection with the FGL Business Combination, of preferred shares and warrants of the Company on the same terms as set forth in the GSO Side Letter (as defined below).

•	With respect to the GSO Commitment under the GSO Equity Commitment Letters, GSO will purchase preferred shares and be issued warrants of the Company on the terms set forth in the GSO Side Letter (as defined below).

•	In the event that public shareholders redeem their public shares in connection with the FGL Business Combination, a certain portion of the GSO Commitment and the FNF Commitment, as described in their respective equity commitment letters, shall be allocated pro rata based on their aggregate commitments thereunder.

•	With respect to the Forward Purchase Backstop Equity Commitment Letters, each of FNF and BTO Fund will purchase ordinary shares and one-third (1/3) of one detachable warrant (with such warrants having the same terms as the forward purchase warrants). BTO Fund will receive one ordinary share and one-third (1/3) of a warrant in exchange for each $10.00 funded pursuant to the Forward Purchase Backstop Equity Commitment Letters. In addition, FNF and BTO Fund will together purchase ordinary shares equal to the number of ordinary shares that the purchasers under the forward purchase agreements who fail to fund, if any, would have acquired pursuant to the forward purchase agreements in connection with the FGL Business Combination (including pursuant to the conversion of founder shares into ordinary shares). FNF will purchase two-thirds (2/3) of such ordinary shares, if any, and BTO will purchase one-third (1/3) of such ordinary shares, if any.

The Investor Agreement further provides that the Investor Agreement Parties will receive registration rights on customary terms with respect to the ordinary shares, preferred shares and warrants (and the ordinary shares underlying such warrants) issued pursuant to the Equity Commitment Letters.

GSO Side Letter

On May 24, 2017, the Company entered into a side letter agreement with GSO (the “GSO Side Letter”), which provides that the preferred shares to be issued to GSO and FNF under the GSO Side Letter and the Investor Agreement, respectively, will have a 30-year maturity, a dividend rate of 7.5% per annum, payable quarterly in cash or additional preferred shares of the Company, at the Company’s option, and will not be convertible into ordinary shares of the Company. In the event that any material indebtedness of the Company or any of its subsidiaries is accelerated, the dividend rate on all preferred shares will increase incrementally by 2.0%.

From the tenth anniversary of the funding date, upon GSO’s request, the Company is required (subject to customary black-out provisions) to re-market the preferred equity on customary terms.  The Company must offer the re-marketed equity with (i) a dividend rate up to 10-year treasury rate plus up to 8%; and (ii) up to 7 years of non-call protection.  To the extent market conditions make such re-marketing impracticable, the Company may temporarily delay such re-marketing provided that the preferred equity is re-marketed within six months of the date of GSO’ initial request.  If the proceeds from any sales resulting from such marketing are less than the outstanding balance of the applicable preferred shares (including dividends paid in kind and unpaid accrued dividends), the Company will issue common equity to the holders of the preferred shares with an aggregate value (calculated at a 8% discount to the 30-day VWAP) equal to such difference.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

In the event that preferred equity is issued pursuant to GSO’s and FNF’s backstop commitments, and only if such backstop commitments are funded, pursuant to their respective Equity Commitment Letters, the GSO Side Letter and the Investor Agreement, then the dividend rate on all preferred shares will increase incrementally and ratably up to maximum of 12.0% on the following dates: first, on the funding date of the purchase of such preferred equity; second, on the six month anniversary of such funding date; and third, on the twelve month anniversary of such funding date. The preferred shares will be callable at any time by the Company, subject to specified multiples on invested capital. The terms of the preferred equity are expected to include customary covenants for senior preferred equity, including limitations on debt incurrence, equity issuances and payments of dividends. The preferred equity will rank senior in priority to all other existing and future equity securities of the Company with respect to distribution rights and liquidation preference. In addition, holders of preferred equity are expected to have board observation and customary registration rights with respect to such shares.

Pursuant to the GSO Side Letter, for the period from the date of the GSO Side Letter until the earlier of (a) the mutual agreement by the parties thereto not to execute definitive documentation relating to the GSO Commitment, (b) the date of Closing (the “Closing Date”), and (c) the first anniversary of the GSO Side Letter, the Company agreed (i) not to, directly or indirectly solicit, participate in any negotiations or discussion with or provide or afford access to information to any third party with respect to, or otherwise effect, facilitate, encourage or accept any offers for the purchase or provision of the preferred equity to be issued to GSO pursuant to the GSO Commitment Letters (the “GSO Preferred Equity”) or any alternative equity or debt financing arrangements, in each case, to be put in place in connection with the FGL Business Combination in replacement of the GSO Preferred Equity or any portion thereof (other than pursuant to the Equity Commitment Letters, forward purchase agreements or the debt commitment letter), and (ii) if the FGL Business Combination is not consummated and the Company pursues an alternative transaction with FGL within the period ending on the first anniversary of the GSO Side Letter, and another financing source or institution proposes to provide financing in connection with such alternative transaction, the Company will provide GSO a reasonable opportunity to provide such financing in lieu of any other financing source or institution on equivalent terms.

GSO Fee Letter

As consideration for the GSO Commitment (including the backstop commitment) and the agreements of GSO under the GSO Commitment Letters, limited guaranty and the GSO Side Letter, the Company also entered into a fee letter agreement with GSO, dated May 24, 2017 (the “GSO Fee Letter”), pursuant to which the Company has agreed to pay to GSO the following fees at Closing:

•	the original issue discount of $5.5 million in respect of the preferred shares issued to GSO (the “GSO OID”);

•	a commitment fee of $6.975 million (the “GSO Commitment Fee”);

•	penny warrants convertible, in the aggregate, for 3.3% of the Company’s ordinary shares (on a fully diluted basis) (the “GSO Investment Warrants”); and

•	if, and to the extent, any amount of the preferred equity under GSO’s backstop commitment is funded (the “GSO Backstop Equity”), then (x) a funding fee of 0.5% of the amount of the GSO Backstop Equity that is funded (together with the GSO OID and the GSO Commitment Fee, the “GSO Closing Payments”), and (y) penny warrants attached to the GSO Backstop Equity that are convertible, in the aggregate, for the result of (1) the proportion of the GSO Backstop Equity that is funded, and (2) 3.5% of the Company’s ordinary shares (on a fully diluted basis) (together with the GSO Investment Warrants, the “GSO Warrants”).

The GSO Closing Payments will be paid as a reduction of the purchase price payable by GSO for the preferred equity under the GSO Commitment Letters. The Company has also agreed to pay or reimburse GSO for fees and expenses of counsel in connection with GSO’s anticipated purchase of the preferred equity.

FNF Fee Letter

As consideration for the FNF Commitment (including the backstop commitment) and the agreements of FNF under the FNF Commitment Letters and limited guaranty, the Company also entered into a fee letter agreement with FNF (the “FNF Fee Letter”), dated May 24, 2017, pursuant to which the Company has agreed to pay to FNF the following fees at Closing:

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

•	the original issue discount of $2.0 million in respect of the preferred shares issued to FNF (the “FNF OID”)

•	a commitment fee of $2.925 million (the “FNF Commitment Fee”);

•	penny warrants convertible, in the aggregate, for 1.2% of the Company’s ordinary shares (on a fully diluted basis) (the “FNF Investment Warrants”); and

•	if, and to the extent, any amount of the preferred equity under FNF’s backstop commitment is funded (the “FNF Backstop Equity”), (x) a funding fee of 0.5% of the amount of the FNF Backstop Equity that is funded (together with the FNF OID and the FNF Commitment Fee, the “FNF Closing Payments”), and (y) penny warrants attached to the FNF Backstop Equity that are convertible, in the aggregate, for the result of (1) the proportion of the FNF Backstop Equity that is funded, and (2) 1.5% of the Company’s ordinary shares (on a fully diluted basis) (together with the FNF Investment Warrants, the “FNF Warrants”).

The FNF Closing Payments will be paid as a reduction of the purchase price payable by FNF for the preferred equity under the FNF Equity Commitment Letters. The Company has also agreed to pay or reimburse FNF for fees and expenses of counsel in connection with FNF’s anticipated purchase of the preferred equity.

Debt Commitment Letter

On May 24, 2017, Parent, an indirect wholly owned subsidiary of the Company, entered into a commitment letter with Royal Bank of Canada (“RBC”) and RBC Capital Markets, LLC (the “Debt Commitment Letter”), pursuant to which RBC committed to make available to Parent and a co-borrower to be determined by Parent and BTO Fund (collectively with its affiliates and Parent, the “Debt Sponsors”) in accordance with the terms of the Debt Commitment Letter, on the Closing Date, to the extent the specified borrowers do not receive $425 million of gross proceeds from the issuance of senior unsecured notes on the Closing Date, $425 million of senior unsecured increasing rate loans (“Bridge Loans”) for the purpose of, among other things, repaying and terminating the existing indebtedness of FGLH, a wholly owned subsidiary of FGL, under its revolving credit facility and senior unsecured notes indenture. To the extent that the Debt Sponsors or Parent elect to not repay and terminate such existing indebtedness of FGLH on or prior to the Closing Date, then the commitments of RBC in respect of the Bridge Loans will be reduced in accordance with the terms of the Debt Commitment Letter.

The Bridge Loans will accrue interest at a rate of LIBOR plus 5.25% for the first three months following the Closing Date. Thereafter, the interest rate will increase by 0.50% every three months up to an amount agreed between Parent and RBC. The Bridge Loans will mature on the first anniversary of the Closing Date (the “Maturity Date”). On the Maturity Date, any Bridge Loan that has not been previously repaid in full will be automatically converted into a senior unsecured term loan that is due on the date that is eight years after the Closing Date.

On May 31, 2017, Parent, RBC, RBC Capital Markets, LLC, Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated entered into an amended and restated Debt Commitment Letter, pursuant to which Bank of America became an Initial Lender (as defined in the Debt Commitment Letter) and has agreed to provide 50% of the Bridge Loans.

Amendments to Forward Purchase Agreements

On May 24, 2017, the Company entered into amendments (the “FPA Amendments”) to the forward purchase agreements to which it and BilCar, LLC, CC Capital Management, LLC and CFS (the “Amendment Parties”) are parties, pursuant to which the Amendment Parties agreed, among other things, to add FGL as a third party beneficiary of such forward purchase agreements, to prohibit assignments and amendments of such forward purchase agreements without FGL’s consent and to entitle FGL to specific performance of such forward purchase agreements. Furthermore, the FPA Amendment to the forward purchase agreement with CFS provides that CFS shall not be excused from its obligation to purchase the Forward Purchase Securities (as defined in the forward purchase agreements) in connection with the FGL Business Combination without the consent of FGL.

CF CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

FSRD Share Purchase Agreement

On May 24, 2017, the Company and Parent entered into a share purchase agreement (the “Share Purchase Agreement”) with Front Street Re (Delaware) Ltd. (“FSRD”), a Delaware corporation and a wholly owned indirect subsidiary of HRG, pursuant to which, subject to the terms and conditions set forth therein, Parent has agreed to purchase from FSRD all of the issued and outstanding shares of (i) Front Street Re (Cayman) Ltd., an exempted company incorporated in the Cayman Islands with limited liability and (ii) Front Street Re Ltd., an exempted company incorporated in Bermuda with limited liability (collectively, the “Acquired Companies”). The purchase price will be $65 million, subject to customary adjustments for transaction expenses. The definitive documentation contains customary representations, warranties and indemnification obligations. HRG has further agreed to reduce the purchase price, and to indemnify Parent, for dividends and other value transfers by the Acquired Companies to HRG and its affiliates from December 31, 2016 through the Closing. The Closing of the transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, as well as the consummation of the FGL Business Combination. As noted above, in connection therewith, the Company entered into equity commitment letters with BTO Fund, GSO and FNF and a forward purchase agreement backstop letter agreement with BTO Fund and FNF for an aggregate amount of $57 million, $23 million of which would be used to offset a portion of net redemptions, if any, by public shareholders of the Company in connection with the shareholder vote to approve the FGL Business Combination and $9 million of which would be used to fund any FPA Shortfall.

In addition, on May 24, 2017, the Company, HRG, FS Holdco and Parent agreed that FS Holdco may, at its option, cause Parent and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Business Combination and the deemed stock purchases of FGL’s subsidiaries. Such an election is only applicable to HRG and could have the effect of reducing the amount of taxable gain taken into account by HRG in connection with the FGL Business Combination. In the event FS Holdco elects to make such an election, it will be required to pay Parent $30 million, plus the amount, if any, by which FGL’s and its subsidiaries’ incremental current tax costs that are attributable to such election exceed $6 million, and Parent will be required to pay FS Holdco the amount, if any, by which FGL’s and its subsidiaries’ incremental current tax savings that are attributable to such election exceed $6 million.

ROFO Offering

On June 21, 2017, the Company entered into equity purchase agreements (the “Purchase Agreements”) with certain accredited investors (the “Equity Purchasers”) in connection with the rights of first offer under the forward purchase agreements. Pursuant to the Purchase Agreements, the Equity Purchasers agreed to purchase, on the terms and subject to the conditions specified therein, an aggregate of 20,000,000 Class A ordinary shares of the Company for a purchase price of $10.00 per share, immediately prior to the closing of the FGL Business Combination. At the Company’s option, such shares may be purchased from the Company in a private placement and/or from the Company’s shareholders who have validly requested for their shares to be redeemed in connection with the FGL Business Combination. Certain of the Equity Purchasers, including Keith W. Abell, Richard N. Massey and James A. Quella, each of whom is an independent director of the Company, are also party to the forward purchase agreements. In connection with the Purchase Agreements, the Company has agreed to pay advisory fees of an aggregate of $8.0 million to certain financial advisors at the Closing.

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2017

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments and cash equivalents held in Trust Account	$692,356,270	$-	$-

December 31, 2016

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments and cash equivalents held in Trust Account	$690,887,027	$-	$-

Approximately $992 and $30,000 of the balance in the Trust Account was held in cash as of June 30, 2017 and December 31, 2016, respectively.

Note 10 – Subsequent Events

On August 8, 2017, the Company held an extraordinary general meeting in lieu of annual general meeting of shareholders (the “general meeting”), at which the Company’s shareholders voted to approve the FGL Business Combination. The Company’s shareholders also voted to approve all of the other proposals that came before the general meeting. The voting results were disclosed on a Current Report on Form 8-K filed by the Company with the SEC on August 10, 2017.

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

In April 2016, we entered into forward purchase agreements pursuant to which Anchor Investors agreed to purchase an aggregate of 51,000,000 Class A ordinary shares, plus an aggregate of 19,083,333 redeemable warrants (one redeemable warrant for every three forward purchase shares purchased) for $10.00 per Class A ordinary share, or an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of the Business Combination. In connection with the forward purchase agreements, we agreed to compensate the placement agents an aggregate amount of up to $20.675 million, including deferred placement agent fees of $20.4 million and reimbursement of legal fees of $275,000, payable upon the consummation of the Business Combination or December 1, 2017.

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

On June 29, 2016, we consummated the sale of 9,000,000 additional units upon receiving notice of the underwriter’s election to fully exercise its Over-allotment, generating additional gross proceeds of $90 million and, in connection therewith, we incurred additional offering costs of $1.8 million in underwriting commissions. Simultaneously with the exercise of the Over-allotment, we consummated the Private Placement of an additional 1,800,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $1.8 million. Additional underwriting commissions of $3.15 million were deferred until the completion of our initial Business Combination.

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

On May 24, 2017, the Company entered into the Merger Agreement with Parent, Merger Sub and FGL, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into FGL, with FGL surviving the merger as a wholly owned indirect subsidiary of the Company. The Company will pay $31.10, in cash, without interest, for each outstanding share of common stock of FGL (subject to certain exceptions), plus additional specified amounts in cash for outstanding equity incentives, for an aggregate purchase price of approximately $1.84 billion, plus approximately $405 million of existing FGL debt which will be assumed or refinanced.

FGL provides its principal life and annuity products through its insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGLIC”) and Fidelity & Guaranty Life Insurance Company of New York. FGL’s customers range across a variety of age groups and are concentrated in the middle-income market. FGL’s fixed indexed annuities provide for pre-retirement wealth accumulation and post-retirement income management. FGL’s life insurance provides wealth protection and transfer opportunities through indexed universal life products. Life and annuity products are primarily distributed through independent marketing organizations and independent insurance agents.

The FGL Business Combination is expected to be consummated in the fourth quarter of 2017, subject to receipt of required regulatory approvals and satisfaction of the other closing conditions specified in the Merger Agreement.

Critical Accounting Policies

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption at redemption value are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets (shareholder’ equity) to be less than $5,000,001. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against additional paid-in capital. Accordingly, at June 30, 2017, 62,275,760 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

For the three months ended June 30, 2017, we had net losses of approximately $18 million, which consisted approximately $14.4 million in costs related to the merger with Fidelity & Guaranty Life, a Delaware corporation (“FGL”) and operating expenses of approximately $4.6 million, and offset by interest income from our Trust Account of approximately $1 million.

For the three months ended June 30, 2016, we had net losses of approximately $572,000, which consisted solely of operating expenses of approximately $596,000 and offset by interest income from our Trust Account of $25,000.

For the six months ended June 30, 2017, we had net losses of approximately $17.9 million, which consisted approximately $14.4 million in costs related to the merger with FGL and operating expenses of approximately $4.9 million, and offset by interest income from our Trust Account of approximately $1.5 million.

For the period from February 26, 2016 (Date of Inception Inception) to June 30, 2016, we had net losses of approximately $658,000, which consisted solely of operating expenses of approximately $683,000 and offset by interest income from our Trust Account of $25,000.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2017, we had approximately $135,000 in our operating bank account, approximately $692 million in cash and cash equivalents held in the Trust Account, interest income of approximately $2.4 million available from the Company’s investments in the Trust Account to pay for our income tax obligations, if any, and working capital deficit of approximately $20 million.

Through June 30, 2017, our liquidity needs also have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor, $225,733 in loans from our Sponsor, and the proceeds not held in the Trust Account resulted from the consummation of the Private Placement.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us the funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released to pay our tax obligations. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In July 2017, the Sponsor loaned an aggregate of $750,000 of Working Capital Loans to the Company.

Based on the foregoing, we believe that we will have insufficient funds available to operate our business through the earlier of consummation of a Business Combination or May 25, 2018. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Forward Purchase Agreements

On April 19, 2016, we entered into forward purchase agreements pursuant to which the Anchor Investors (including two affiliates of the Sponsor) agreed to purchase an aggregate of 51,000,000 Class A ordinary shares plus an aggregate of 19,083,333 redeemable warrants (one redeemable warrant for every three forward purchase shares purchased) at $10.00 per Class A ordinary share for an aggregate purchase price of $510 million, in a private placement to occur concurrently with the closing of the Business Combination. In connection with these agreements, we issued an aggregate of 3,750,000 founder shares to such investors. The founder shares issued to such investors are subject to similar contractual conditions and restrictions as the founder shares issued to the Sponsor. The Anchor Investors will have redemption rights with respect to any public shares they own but have waived redemption rights with respect to their founder shares. The forward purchase agreements also provide that the investors are entitled to a right of first offer to with respect to any proposed sale of additional equity or equity-linked securities by us for capital raising purposes in connection with the closing of the Business Combination (other than shares and warrants pursuant to forward purchase agreements) and registration rights with respect to the shares, warrants and Class A ordinary shares underlying the forward purchase warrants.

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

Due to Related Parties

Our Sponsor and other related parties have loaned us an aggregate amount of $225,733 to be used for the payment of costs related to the initial public offering. These borrowings are non-interest bearing, unsecured and due upon the closing of the initial public offering. We have not yet repaid this amount as of June 30, 2017.

Administrative Service Fee

We have agreed, commencing on May 25, 2016 through the earlier of our consummation of a Business Combination and liquidation, to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. We recorded $30,000 and $0 in expense for the three months ended June 30, 2017 and 2016 and $60,000 and $0 in expense for the six months ended June 30, 2017 and the period from February 26, 2016 (Date of Inception) through June 30, 2016, respectively.

Equity Commitment Letters and Related Agreements

In connection with the FGL Business Combination and related transactions, the Company has entered into the following:

•	The BTO Fund Equity Commitment Letters, pursuant to which BTO Fund has committed to purchase ordinary shares of the Company at the closing in a private placement for $10.00 per share, or an aggregate cash purchase price of $225 million. BTO Fund is an investment fund managed by an indirect subsidiary of The Blackstone Group L.P. (“Blackstone”). CFS, a shareholder of the Company and a party to one of the forward purchase agreements, is an investment vehicle owned by certain investment funds (including BTO Fund) managed by indirect subsidiaries of Blackstone.

•	The FNF Equity Commitment Letters, pursuant to which FNF has committed to purchase newly issued ordinary shares and preferred shares of the Company in a private placement for an aggregate cash purchase price equal to (x) $235 million plus (y) up to an aggregate of $195 million to offset redemptions of public shares, if any, in connection with the FGL Business Combination. The Company’s Co-Executive Chairman, William P. Foley, II, is also the non-executive Chairman of the Board of FNF. The Investor Agreement provides that FNF’s commitment to purchase equity of the Company will be allocated as follows: (i) $135 million to newly issued ordinary shares for $10.00 per share and (ii) $100 million, plus any amounts funded to backstop redemptions of public shares, to preferred shares. The preferred shares will have a 30-year maturity, a dividend rate of 7.5% per annum (subject to increase to a maximum of 12.0% per annum as described herein), payable quarterly in cash or additional preferred shares of the Company, at the Company’s option, and will not be convertible into ordinary shares of the Company In addition, in exchange for the commitment with respect to preferred shares, FNF will be entitled to fees of (i) the original issue discount on the issuance of the preferred shares, equal to $2.0 million, plus (ii) $2.925 million, plus (iii) penny warrants that are exercisable, in the aggregate, for 1.2% of the Company’s issued and outstanding ordinary shares (on a fully diluted basis) plus (iv) if, and to the extent, any amount of the preferred shares are issued with respect to the backstop commitment, (x) a funding fee of 0.5% of the amount of the equity that is funded and (y) penny warrants that are exercisable, in the aggregate, for the product of (1) the proportion of such backstop equity that is funded, multiplied by (2) 1.5% of the Company’s issued and outstanding ordinary shares (on a fully diluted basis).

•	The GSO Equity Commitment Letters, pursuant to which GSO, the credit platform of Blackstone, has committed to purchase, or cause the purchase of, newly issued preferred shares of the Company at the Closing for an aggregate cash purchase price equal to (x) $275 million plus (y) up to an aggregate of $465 million to offset redemptions of public shares, if any, in connection with the FGL Business Combination. In addition, in exchange for the commitment with respect to preferred shares, GSO will be entitled to fees of (i) the original issue discount on the issuance of the preferred shares, equal to $5.5 million, plus (ii) $6.975 million, plus (iii) penny warrants that are exercisable, in the aggregate, for 3.3% of the Company’s issued and outstanding ordinary shares (on a fully diluted basis) plus (iv) if, and to the extent, any amount of the preferred shares are issued with respect to the backstop commitment, (x) a funding fee of 0.5% of the amount of the equity that is funded and (y) penny warrants that are exercisable, in the aggregate, for the product of (1) the proportion of such backstop equity that is funded, multiplied by (2) 3.5% of the Company’s issued and outstanding ordinary shares (on a fully diluted basis).

•	The Forward Purchase Backstop Equity Commitment Letters, pursuant to which, on the terms and subject to the conditions set forth therein, (i) BTO Fund has committed to purchase, or cause the purchase of, newly issued ordinary shares of the Company at the Closing for an aggregate cash purchase price equal to one-third (1/3) of the FPA Shortfall, up to an aggregate amount of $100 million and (ii) FNF has committed to purchase, or cause the purchase of, newly issued ordinary shares of the Company at the Closing for an aggregate cash purchase price equal to two-thirds (2/3) of the FPA Shortfall, up to an aggregate amount of $200 million. Pursuant to the Forward Purchase Backstop Equity Commitment Letters and the Investor Agreement, FNF and BTO Fund will together purchase ordinary shares and warrants of the Company equal to the number of ordinary shares and warrants that the purchasers under the forward purchase agreements who fail to fund, if any, would have acquired pursuant to the forward purchase agreements in connection with the business combination (including pursuant to the conversion of founder shares previously issued to such purchasers into ordinary shares). In exchange for providing the Forward Purchase Backstop Commitments, the Company agreed to pay to BTO Fund or its designated affiliate the amount of $1.5 million and to FNF the amount of $3.0 million promptly following the Closing, with such amounts payable whether or not any portion of the Forward Purchase Backstop Commitment is ultimately required to be funded. BTO Fund and FNF have agreed to forego receiving such fees in light of the additional commitments of certain accredited investors to purchase 20,000,000 ordinary shares in connection with the rights of first offer set forth in the forward purchase agreements.

Investor Agreement

As an inducement for each of BTO Fund, GSO and FNF to enter into certain limited guaranties in connection with the FGL Business Combination, the Company entered into the Investor Agreement with such Investor Agreement Parties, pursuant to which the Company agreed that, without the Investor Agreement Parties’ prior written consent, the Company would not amend, modify, grant any waiver under or seek to terminate any of the transaction agreements relating to the business combination, or take any action concerning settlements, stipulations or judgments relating to government authorities or make any regulatory filings contemplated by the Merger Agreement, subject in each case to certain exceptions and qualifications.

Pursuant to the Investor Agreement, the terms of the equity to be issued pursuant to the Equity Commitment Letters will be as follows:

•	With respect to the BTO Fund Commitment under the BTO Fund Equity Commitment Letters, BTO Fund will purchase ordinary shares. BTO Fund will receive one ordinary share in exchange for each $10.00 funded pursuant to its equity commitment letters.

•	With respect to the FNF Commitment described in the FNF Equity Commitment Letters, FNF will purchase (i) $135 million of newly issued ordinary shares for $10.00 per share and (ii) $100 million, plus additional amounts, if any, pursuant to FNF’s commitment to offset redemptions of public shares in connection with the business combination, of preferred shares and warrants of the Company on the same terms as set forth in the GSO Side Letter.

•	With respect to the GSO Commitment under the GSO Equity Commitment Letters, GSO will purchase preferred shares and be issued warrants of the Company on the terms set forth in the GSO Side Letter.

•	In the event that public shareholders redeem their public shares in connection with the business combination, a certain portion of the GSO Commitment and the FNF Commitment, as described in their respective equity commitment letters, shall be allocated pro rata based on their aggregate commitments thereunder.

•	With respect to the Forward Purchase Backstop Equity Commitment Letters, each of FNF and BTO Fund will purchase ordinary shares and one-third (1/3) of one detachable warrant (with such warrants having the same terms as the Forward Purchase Warrants). BTO Fund will receive one ordinary share and one-third (1/3) of a warrant in exchange for each $10.00 funded pursuant to the Forward Purchase Backstop Equity Commitment Letters. In addition, FNF and BTO Fund will together purchase ordinary shares equal to the number of ordinary shares that the purchasers under the forward purchase agreements who fail to fund, if any, would have acquired pursuant to the forward purchase agreements in connection with the business combination (including pursuant to the conversion of founder shares into ordinary shares). FNF will purchase two-thirds (2/3) of such ordinary shares, if any, and BTO Fund will purchase one-third (1/3) of such ordinary shares, if any.

The Investor Agreement further provides that the Investor Agreement Parties will receive registration rights on customary terms with respect to the ordinary shares, preferred shares and warrants (and the ordinary shares underlying such warrants) issued pursuant to the Equity Commitment Letters.

FNF Fee Letter

As consideration for the FNF Commitment (including the backstop commitment) and the agreements of FNF under the FNF Commitment Letters and limited guaranties, the Company also entered into the FNF Fee Letter, pursuant to which the Company has agreed to pay or issue to FNF the following at Closing:

•	the FNF OID of $2.0 million in respect of the preferred shares issued to FNF;

•	the FNF Commitment Fee of $2.925 million;

•	FNF Investment Warrants exercisable, in the aggregate, for 1.2% of the Company’s ordinary shares (on a fully diluted basis); and

•	if, and to the extent, any amount of the FNF Backstop Equity is funded, (x) a funding fee of 0.5% of the amount of the FNF Backstop Equity that is funded (collectively with the FNF OID and the FNF Commitment Fee, the “FNF Closing Payments”) and (y) penny warrants that are exercisable, in the aggregate, for the product of (1) the proportion of the FNF Backstop Equity that is funded, multiplied by (2) 1.5% of the Company’s issued and outstanding ordinary shares (on a fully diluted basis).

The FNF Closing Payments will be paid as a reduction of the purchase price payable by FNF for the preferred shares under the FNF Equity Commitment Letters. The Company has also agreed to pay or reimburse FNF for fees and expenses of counsel in connection with FNF’s anticipated purchase of the preferred shares.

GSO Side Letter

The Company entered into the GSO Side Letter, which provides that the preferred shares to be issued to GSO and FNF under the GSO Side Letter and the Investor Agreement, respectively, will have a 30-year maturity, a dividend rate of 7.5% per annum, payable quarterly in cash or preferred shares of the Company, at the Company’s option, and will not be convertible into ordinary shares of the Company In the event that any material indebtedness of the Company or any of its subsidiaries is accelerated, the dividend rate on all preferred shares will increase incrementally by 2.0%.

From the tenth anniversary of the funding date, upon GSO’s request, the Company is required (subject to customary black-out provisions) to re-market the preferred shares on customary terms. The Company must offer the re-marketed equity with (i) a dividend rate up to the 10-year treasury rate plus up to 8%; and (ii) up to 7 years of non-call protection. To the extent market conditions make such re-marketing impracticable, the Company may temporarily delay such re-marketing provided that the preferred shares are re-marketed within six months of the date of GSO’s initial request. If the proceeds from any sales resulting from such re-marketing are less than the outstanding balance of the applicable preferred shares (including dividends paid in-kind and unpaid accrued dividends), the Company will issue common equity to the holders of the preferred shares with an aggregate value (calculated at a 8% discount to the 30-day VWAP) equal to such difference.

In the event that preferred shares are issued pursuant to GSO’s and FNF’s commitments to offset redemptions of public shares, and only if such backstop commitments are funded, pursuant to their respective Equity Commitment Letters, the GSO Side Letter and the Investor Agreement, then the dividend rate on all preferred shares will increase incrementally and ratably up to a maximum of 12.0% on the following dates: first, on the funding date of the purchase of such preferred shares; second, on the six month anniversary of such funding date; and third, on the twelve month anniversary of such funding date.

The preferred shares will be callable at any time by the Company, subject to specified multiples on invested capital. The terms of the preferred equity are expected to include customary covenants for senior preferred equity, including limitations on debt incurrence, equity issuances and payments of dividends. The preferred equity will rank senior in priority to all other existing and future equity securities of the Company with respect to distribution rights and liquidation preference. In addition, holders of preferred equity are expected to have board observation and customary registration rights with respect to such shares.

Pursuant to the GSO Side Letter, for the period from the date of the GSO Side Letter until the earlier of  (a) the mutual agreement by the parties thereto not to execute definitive documentation relating to the GSO Commitment, (b) the Closing Date and (c) the first anniversary of the GSO Side Letter, the Company agreed (i) not to, directly or indirectly solicit, participate in any negotiations or discussion with or provide or afford access to information to any third party with respect to, or otherwise effect, facilitate, encourage or accept any offers for the purchase or provision of the GSO Preferred Shares or any alternative equity or debt financing arrangements, in each case, to be put in place in connection with the business combination in replacement of the GSO Preferred Shares or any portion thereof  (other than pursuant to the Equity Commitment Letters, forward purchase agreements or the debt commitment letter) and (ii) if the business combination is not consummated and the Company pursues an alternative transaction with FGL within the period ending on the first anniversary of the GSO Side Letter, and another financing source or institution proposes to provide financing in connection with such alternative transaction, the Company will provide GSO a reasonable opportunity to provide such financing in lieu of any other financing source or institution on equivalent terms.

GSO Fee Letter

As consideration for the GSO Commitment (including the backstop commitment) and the agreements of GSO under the GSO Commitment Letters, the limited guaranties and the GSO Side Letter, the Company also entered into the GSO Fee Letter, pursuant to which the Company agreed to pay or issue to GSO the following at Closing:

•	the GSO OID of $5.5 million in respect of the preferred shares issued to GSO;

•	the GSO Commitment Fee of $6.975 million;

•	GSO Investment Warrants exercisable, in the aggregate, for 3.3% of the Company’s ordinary shares (on a fully diluted basis); and

•	if, and to the extent, any amount of the GSO Backstop Equity is funded, then (x) a funding fee of 0.5% of the amount of the GSO Backstop Equity that is funded (collectively with the GSO OID and the GSO Commitment Fee, the “GSO Closing Payments”) and (y) penny warrants that are exercisable, in the aggregate, for the product of (1) the proportion of the GSO Backstop Equity that is funded, multiplied by (2) 3.5% of the Company’s issued and outstanding ordinary shares (on a fully diluted basis).

The GSO Closing Payments will be paid as a reduction of the purchase price payable by GSO for the preferred shares under the GSO Commitment Letters. The Company has also agreed to pay or reimburse GSO for fees and expenses of counsel in connection with GSO’s anticipated purchase of the preferred shares.

Merger BTO Fund Limited Guaranty

In connection with the Merger Agreement, BTO Fund has agreed to provide a limited guaranty in favor of FGL (the “Merger BTO Fund Limited Guaranty”), pursuant to which, in the event (a) of the termination of the Merger Agreement in accordance with its terms and (b)(i) FGL has obtained a final, non-appealable order of damages owing by the Company, Parent or Merger Sub as a result of such party’s intentional and material breach of the Merger Agreement or fraud or (ii) there is a settlement (by written agreement of the parties to the Merger Agreement) resolving any action brought as a result of the Company’s, Parent’s or Merger Sub’s intentional and material breach of the Merger Agreement or fraud, BTO Fund has guaranteed the due and punctual payment when due of twenty percent (20%) of the amount of such Order or settlement.

In no event will BTO Fund’s aggregate liability under the Merger BTO Limited Guaranty to FGL exceed (x) $217 million less (y) any amounts paid by BTO Fund pursuant to an order or settlement in connection with BTO Fund’s information commitment letter related to the Merger Agreement.

Share Purchase BTO Fund Limited Guaranty

In connection with the Share Purchase Agreement, BTO Fund has agreed to provide a limited guaranty in favor of FSRD under the Share Purchase Agreement (the “Share Purchase BTO Fund Limited Guaranty”), pursuant to which, in the event (a) of the termination of the Share Purchase Agreement in accordance with its terms and (b)(i) FSRD under the Share Purchase Agreement has obtained a final, non-appealable order of damages owing by the Company or Parent as a result of such party’s intentional and material breach of the Share Purchase Agreement or fraud or (ii) there is a settlement (by written agreement of the parties to the Share Purchase Agreement) resolving any action brought as a result of the Company’s or Parent’s intentional and material breach of the Share Purchase Agreement or fraud, BTO Fund has guaranteed the due and punctual payment when due of twenty percent (20%) of the amount of such order or settlement.

In no event will BTO Fund’s aggregate liability under the Share Purchase BTO Fund Limited Guaranty to FSRD under the Share Purchase Agreement exceed (x) $8 million less (y) any amounts paid by BTO Fund pursuant to an order or settlement in connection with BTO Fund’s information commitment letter related to the Share Purchase Agreement.

Merger FNF Limited Guaranty

In connection with the Merger Agreement, FNF has agreed to provide a limited guaranty in favor of FGL (the “Merger FNF Limited Guaranty”), pursuant to which, in the event (a) of the termination of the Merger Agreement in accordance with its terms and (b)(i) FGL has obtained a final, non-appealable order of damages owing by the Company, Parent or Merger Sub as a result of such party’s intentional and material breach of the Merger Agreement or fraud or (ii) there is a settlement (by written agreement of the parties to the Merger Agreement) resolving any action brought as a result of the Company’s, Parent’s or Merger Sub’s intentional and material breach of the Merger Agreement or fraud, FNF has guaranteed the due and punctual payment when due of 2.63% of the amount of such order or settlement.

In no event will FNF’s aggregate liability under the Merger FNF Limited Guaranty to FGL exceed (x) $48,300,000 less (y) any amounts paid by FNF pursuant to an order or settlement in connection with the FNF’s information commitment letter related to the Merger Agreement.

Share Purchase FNF Limited Guaranty

In connection with the Share Purchase Agreement, FNF has agreed to provide a limited guaranty in favor of FSRD under the Share Purchase Agreement (the “Share Purchase FNF Limited Guaranty”), pursuant to which, in the event (a) of the termination of the Share Purchase Agreement in accordance with its terms and (b)(i) the seller under the Share Purchase Agreement has obtained a final, non-appealable order of damages owing by the Company or Parent as a result of such party’s intentional and material breach of the Share Purchase Agreement or fraud or (ii) there is a settlement (by written agreement of the parties to the Merger Agreement) resolving any action brought as a result of the Company’s or Parent’s intentional and material breach of the Share Purchase Agreement or fraud, FNF has guaranteed the due and punctual payment when due of 2.63% of the amount of such order or settlement.

In no event will FNF’s aggregate liability under the Share Purchase FNF Limited Guaranty to FSRD under the Share Purchase Agreement exceed (x) $1,700,000 less (y) any amounts paid by FNF pursuant to an Order or settlement in connection with the FNF’s information commitment letter related to the Share Purchase Agreement.

Merger GSO Limited Guaranty

In connection with the Merger Agreement, certain GSO funds (the “GSO Guarantors”) have agreed to provide a limited guaranty in favor of FGL (the “Merger GSO Limited Guaranty”), pursuant to which, in the event (a) of the termination of the Merger Agreement in accordance with its terms and (b)(i) FGL has obtained a final, non-appealable order of damages owing by the Company, Parent or Merger Sub as a result of such party’s intentional and material breach of the Merger Agreement or fraud in an amount in excess of  $1.085 billion or (ii) there is a settlement (by written agreement of the parties to the Merger Agreement) resolving any action brought as a result of the Company’s, Parent’s or Merger Sub’s intentional and material breach of the Merger Agreement or fraud in an amount in excess of  $1.085 billion, each GSO Guarantor has guaranteed the due and punctual payment when due of its pro rata percentage (20% in the aggregate) of the amount by which the amount of such Order or settlement exceeds $1.085 billion.

In no event will a GSO Guarantor’s aggregate liability under the Merger GSO Limited Guaranty to FGL exceed its pro rata percentage of 20% of $750 million.

Share Purchase GSO Limited Guaranty

In connection with the Share Purchase Agreement, the GSO Guarantors have agreed to provide a limited guaranty in favor of FSRD under the Share Purchase Agreement (the “Share Purchase GSO Limited Guaranty”), pursuant to which, in the event (a) of the termination of the Share Purchase Agreement in accordance with its terms and (b)(i) the seller under the Share Purchase Agreement has obtained a final, non-appealable order of damages owing by the Company or Parent as a result of such party’s intentional and material breach of the Share Purchase Agreement or fraud in an amount in excess of $40 million or (ii) there is a settlement (by written agreement of the parties to the Share Purchase Agreement) resolving any action brought as a result of the Company or Parent’s intentional and material breach of the Share Purchase Agreement or fraud in an amount in excess of  $40 million, each GSO Guarantor has guaranteed the due and punctual payment when due of its pro rata percentage (20% in the aggregate) of the amount by which the amount of such order or settlement exceeds $40 million.

In no event will a GSO Guarantor’s aggregate liability under the Share Purchase GSO Limited Guaranty to the seller under the Share Purchase Agreement exceed its pro rata percentage of 20% of $25 million.

Merger Fee Reimbursement Letter

In connection with the Merger Agreement, Chinh E. Chu and William P. Foley, II have agreed, on the terms and subject to the conditions described in a letter agreement with FGL dated May 24, 2017 (the “Merger Fee Reimbursement Letter”), in the event of the termination of the Merger Agreement in accordance with its terms, to jointly and severally promptly reimburse, or cause to be reimbursed, FGL for all of its reasonable out-of-pocket legal fees and expenses in connection with litigation giving rise to:

•	a final, non-appealable order of damages owing by the Company, Parent or Merger Sub as a result of such parties’ intentional and material breach of the Merger Agreement or fraud; or

•	damages owing to FGL from a settlement (by written agreement of the parties to the Merger Agreement) resolving any action brought as a result of the Company’s, Parent’s or Merger Sub’s intentional and material breach of the Merger Agreement or fraud.

Share Purchase Fee Reimbursement Letter

In connection with the Share Purchase Agreement, Messrs. Chu and Foley have agreed, on the terms and subject to the conditions described in a letter agreement with FSRD dated May 24, 2017 (the “Share Purchase Fee Reimbursement Letter”), in the event of the termination of the Share Purchase Agreement in accordance with its terms, to jointly and severally promptly reimburse, or cause to be reimbursed, FSRD for all of its reasonable out-of-pocket legal fees and expenses in connection with litigation giving rise to:

•	a final, non-appealable order of damages owing by the Company or Parent as a result of such parties’ intentional and material breach of the Share Purchase Agreement or fraud; or

•	damages owing to FSRD from a settlement (by written agreement of the parties to the Share Purchase Agreement) resolving any action brought as a result of the Company’s or Parent’s intentional and material breach of the Share Purchase Agreement or fraud.

Investment Management Agreement

Subject to regulatory approval, FGLIC will enter into an investment management agreement (the “Investment Management Agreement”) with an affiliate of Blackstone (the “Investment Manager”), pursuant to which the Investment Manager will manage a portion of the investment assets held by FGL’s general account (the assets in such account, including any assets held in the modified coinsurance account or other collateral arrangements established pursuant to a Modified Coinsurance Agreement between FGLIC and a reinsurance company to be organized under the laws of Bermuda, and together with all additions, substitutions and alterations thereto, are collectively referred to as the “FGL Account”) following the Closing. Under the Investment Management Agreement, it is expected that FGLIC will pay, from the assets of the FGL Account, the Investment Manager or its designee a management fee equal to 0.30% per annum of the Average Month-End Net Asset Value of the assets of the FGL Account being managed by the Investment Manager calculated and paid quarterly in arrears. The “Average Month-End Net Asset Value” is the average of the month-end net asset values of the FGL Account during the calendar quarter with adjustments for contributions to, or withdrawals from, the FGL Account during the quarter. FGLIC will also bear the cost of any fees of sub-managers engaged by the Investment Manager with the consent of FGLIC. In the event any sub-manager fees are paid by the Investment Manager with respect to the FGL Account, FGLIC will reimburse the Investment Manager, from the assets of the FGL Account, for such sub-manager fees.

Sub-Advisory Agreement

The Investment Manager will appoint a newly-formed entity owned by affiliates of the Company’s Co-Executive Chairmen as sub-adviser (the “Sub-Adviser”) with respect to the FGL Account. The Investment Manager will pay the Sub-Adviser, pursuant to a subadvisory agreement, a subadvisory fee of approximately 15% of certain fees paid by FGLIC to the Investment Manager and its affiliates. FGLIC is not responsible for payment or reimbursement of the subadvisory fee to the Sub-Adviser, which is solely the obligation of the Investment Manager.

Right of First Offer Purchase Agreements

On June 21, 2017, the Company entered into the Purchase Agreements with certain accredited investors, including Keith W. Abell, Richard N. Massey and James A. Quella, each of whom is an independent director of the Company, in connection with the rights of first offer under the forward purchase agreements. Messrs. Abell, Massey and Quella have subscribed for an aggregate of 969,697 shares under the equity purchase agreements for a purchase price of $10.00 per share, to occur at the Closing. At the Company’s option, such shares may be purchased from the Company in a private placement and/or from public shareholders who have validly requested for their public shares to be redeemed in connection with the FGL Business Combination. In addition, these individuals will be entitled to receive an aggregate of  $240,000, which represents their pro rata portion of the $4.95 million the Company agreed to pay to certain anchor investors in connection with the waivers provided under the rights of first offer under the forward purchase agreements.

Blackstone Services

The Company anticipates that it will engage one or more affiliates of Blackstone, at or following the Closing, to provide strategic planning and/or other services, including access to a group purchasing organization and other cost savings resources.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2017 and our definitive proxy statement filed with the SEC on July 26, 2017. Such risk factors are incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 24, 2017, by and among CF Corporation, FGL US Holdings, Inc., FGL Merger Sub Inc. and Fidelity & Guaranty Life (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37779), filed with the SEC on May 31, 2017).

2.2	Amendment to Agreement and Plan of Merger, dated as of June 30, 2017, by and among CF Corporation, FGL US Holdings, Inc., FGL Merger Sub Inc. and Fidelity & Guaranty Life.

10.1	Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and Blackstone Tactical Opportunities Fund II, L.P.

10.2	Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and Blackstone Tactical Opportunities Fund II, L.P.

10.3	Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and Fidelity National Financial, Inc.

10.4	Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and Fidelity National Financial, Inc.

10.5	Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and GSO Capital Partners LP.

10.6	Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and GSO Capital Partners LP.

10.7	Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation, Blackstone Tactical Opportunities Fund II, L.P. and Fidelity National Financial, Inc.

10.8	Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation, Blackstone Tactical Opportunities Fund II, L.P. and Fidelity National Financial, Inc.

10.9	Amended and Restated Investor Agreement, dated as of June 6, 2017, by and among CF Corporation, Blackstone Tactical Opportunities Fund II, L.P., GSO Capital Partners LP and Fidelity National Financial, Inc.

10.10	Fee Letter, dated as of May 24, 2017, by and among CF Corporation and Fidelity National Financial, Inc.

10.11	Fee Letter, dated as of May 24, 2017, by and among CF Corporation and GSO Capital Partners LP.

10.12	Side Letter, dated as of May 24, 2017, by and among CF Corporation and GSO Capital Partners LP.

10.13	Amended and Restated Debt Commitment Letter, dated as of May 31, 2017, by and among FGL US Holdings Inc., Royal Bank of Canada, RBC Capital Markets, LLC, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.14	Letter Agreement, dated as of May 24, 2017, by and among CF Corporation, FS Holdco II Ltd., HRG Group, Inc. and FGL US Holdings Inc.

10.15	Form of Amendment to Forward Purchase Agreement, dated as of May 24, 2017, by and among CF Corporation, the investor listed as the purchaser on the signature page thereof and CF Capital Growth, LLC.

10.16	Amendment to Forward Purchase Agreement, dated as of May 24, 2017, by and among CF Corporation, CFS Holdings (Cayman), L.P. and CF Capital Growth, LLC.

10.17	Form of Additional Equity Purchase Agreement

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2017.

CF CORPORATION

By:	/s/ Douglas B. Newton
Douglas B. Newton
Chief Financial Officer
(principal financial officer, principal accounting
officer and duly authorized officer)

