Form 10-Q
period 2017-09-30
CF Corp
filed 2017-11-14
CIK 1668428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2017

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

As of November 14, 2017, there were 69,000,000 Class A ordinary shares, $0.0001 par value, and 15,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CF CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and for the period from February 26, 2016 (Date of Inception) through September 30, 2016	2

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and for the period from February 26, 2016 (Date of Inception) to September 30, 2016	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CF CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31,2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$479,025	$1,016,157
Prepaid expenses and other current assets	5,386,594	96,381
Total current assets	5,865,619	1,112,538

Investments and cash equivalents held in Trust Account	693,802,061	690,887,027
Total Assets	$699,667,680	$691,999,565

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$20,294,491	$491,765
Accounts payable - related party	160,000	70,000
Accrued commitment fee	5,312,500	70,000
Due to related parties	975,733	225,733
Total current liabilities	26,742,724	857,498

Accrued legal and printer costs	-	995,634
Deferred underwriting commissions and placement agent fees	44,550,000	44,550,000
Total Liabilities	71,292,724	46,403,132

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 62,337,495 and 64,066,643 shares at September 30, 2017 and December 31, 2016, respectively	623,374,950	640,666,430

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 6,662,505 and 4,933,357 issued and outstanding (excluding 62,337,495 and 64,066,643 shares subject to possible redemption) at September 30, 2017 and December 31, 2016, respectively	666	493
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	1,500	1,500
Additional paid-in capital	22,569,539	5,278,232
Accumulated deficit	(17,571,699)	(280,222)
Total Shareholders' Equity	5,000,006	5,000,003
Total Liabilities and Shareholders' Equity	$699,667,680	$692,069,565

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

CF CORPORATION

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the period from
	For the Three Months Ended September 30,		For the Nine Months Ended	February 26, 2016 (inception)
	2017	2016	September 30, 2017	through September 30, 2016
General and administrative expenses	$828,436	$289,524	$20,206,511	$972,232
Loss from operations	(828,436)	(289,524)	(20,206,511)	(972,232)
Interest income	1,445,792	427,153	2,915,034	451,838
Net income (loss)	$617,356	$137,629	$(17,291,477)	$(520,394)

Weighted average shares outstanding (1)
Basic (2)	21,723,569	19,970,987	20,541,255	17,971,321
Diluted	84,000,000	84,000,000	20,541,255	17,971,321

Net earnings (loss) per share
Basic	$0.03	$0.01	$(0.84)	$(0.03)
Diluted	$0.01	$0.00	$(0.84)	$(0.03)

(1) Share amounts have been retroactively restated to reflect the share capitalization of approximately 4.217 shares for each outstanding Class B ordinary share on April 21, 2016.

(2) This number excludes an aggregate of up to 62,337,495 and 64,042,626 shares subject to possible redemption at September 30, 2017 and 2016, respectively.

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

CF CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
	For the Nine Months Ended	February 26, 2016 (inception)
	September 30, 2017	through September 30, 2016
Cash Flows from Operating Activities
Net loss	$(17,291,477)	$(520,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation expenses paid by Sponsor	-	5,000
Interest earned on investments and cash equivalents held in Trust Account	(2,915,034)	(451,838)
Changes in operating assets and liabilities:
Prepaid expenses	22,287	(89,459)
Accounts payable and accrued expenses	19,802,726	614,654
Accounts payable - related party	90,000	40,000
Accrued legal and printer costs	(995,634)	826,556
Net cash provided by (used in) operating activities	(1,287,132)	424,519

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(690,000,000)
Net cash used in investing activities	-	(690,000,000)

Cash Flows from Financing Activities
Proceeds received from loans to related parties	750,000	225,733
Proceeds received from issuance of Class B ordinary shares to Anchor Investors	-	7,251
Proceeds received from initial public offering, net of offering costs	-	674,684,405
Proceeds from private placement	-	15,800,000
Net cash provided by financing activities	750,000	690,717,389

Net increase (decrease) in cash and cash equivalents	(537,132)	1,141,908

Cash and cash equivalents - beginning of the period	1,016,157	-
Cash and cash equivalents - ending of the period	$479,025	$1,141,908

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(17,291,480)	$640,426,260
Accrued commitment fee	$5,312,500	$-
Formation and offering costs paid by Sponsor in exchange for founder shares	$-	$25,000
Deferred underwriting commissions in connection with the initial public offering	$-	$24,150,000
Deferred placement agent fees in connection with the forward purchase agreement	$-	$20,400,000

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

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

All activity from February 26, 2016 (Date of Inception) through September 30, 2017 relates to the Company’s formation, initial public offering (“initial public offering”), forward purchase agreements (as defined below), and, since the closing of the initial public offering, the search for a Business Combination described below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Simultaneously with the closing of the initial public offering, the Company consummated the private placement (“Initial Private Placement”) of 14,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant with the Company’s Sponsor, CF Capital Growth, LLC (the “Sponsor”), generating gross proceeds of $14 million (Note 4).

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

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

At September 30, 2017, the Company has approximately $479,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering, the Over-allotment, and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide the holders of its public shares (“public shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially estimated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). As of September 30, 2017, the Company had approximately $694 million in its Trust Account. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “charter”), conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the proposed Business Combination is required by law, or the Company decides to obtain shareholder approval for business reasons, the Company will offer to redeem the public shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed Business Combination. The per-share amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination.

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

September 30, 2017

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

On August 8, 2017, the Company held an extraordinary general meeting in lieu of annual general meeting of shareholders, at which the Company’s shareholders approved the FGL Business Combination. No shareholders elected to have their shares redeemed in connection with the FGL Business Combination.

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had approximately $479,000 in its operating bank account and working capital deficit of approximately $20.9 million.

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

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments and Cash Equivalents Held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the initial public offering and Private Placement and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2017, there was approximately $3.8 million of interest income held in the Trust Account available to be released to the Company to pay its income tax obligations, if any.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against additional paid-in capital. Accordingly, at September 30, 2017 and December 31, 2016, 62,337,495 and 64,066,643 Class A ordinary shares were classified outside of permanent equity at their redemption value, respectively.

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

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 62,337,495 and 64,042,626 shares of Class A ordinary shares subject to possible redemption at September 30, 2017 and 2016, respectively, have been excluded from the calculation of basic and diluted loss per ordinary share for all periods presented with the exception of the diluted three months September 30, 2017 and 2016 since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 50,300,000 Class A ordinary shares in the calculation of diluted loss per share, since their inclusion would be anti-dilutive.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2017 and December 31, 2016, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

On April 22, 2016, the Company entered into an agreement in connection with the forward purchase agreements described above, pursuant to which Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC agreed to act as placement agents (the “Placement Agents”) in the related private placement. In connection therewith, the Placement Agents are entitled to placement agent fees in an aggregate amount of: (i) up to 3.5% of the aggregate proceeds received from the forward purchase shares (or $17.85 million), contingently payable at the consummation of an initial Business Combination, (ii) an additional placement agent fee of 0.5% of the aggregate proceeds received from the sales of the forward purchase agreements (or $2.55 million) at the Company’s sole discretion as determined at the time of the consummation of an initial Business Combination, and (iii) reimbursement of reasonable legal counsel fees and expenses up to an aggregate amount of $275,000, which will be paid upon the earlier of the consummation of an initial Business Combination and December 1, 2017.

Due to Related Parties

The Company’s Sponsor and other related parties have loaned the Company an aggregate amount of $225,733 to be used for the payment of costs related to the initial public offering. These borrowings are non-interest bearing, unsecured and due on demand. The Company has not yet repaid this amount as of September 30, 2017.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. In July 2017, the Sponsor loaned an aggregate of $750,000 to the Company. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that the Company does not complete a Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account may be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. Any such warrants would have identical terms as the Private Placement Warrants.

Administrative Service Fee

The Company has agreed, commencing on May 25, 2016 through the earlier of the Company’s consummation of a Business Combination and liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded $30,000 and $0 in expense for the three months ended September 30, 2017 and 2016, respectively, and recorded $90,000 and $40,000 in expense for the nine months ended September 30, 2017 and for the period from February 26, 2016 (Date of Inception) through September 30, 2016, respectively.

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

September 30, 2017

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

Note 7 - Shareholders’ Equity

Class A ordinary shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2017 and December 31, 2016, there were 69,000,000 Class A ordinary shares issued and outstanding, including 62,337,495 and 64,066,643 shares of Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares (founder shares) - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination. The ratio at which founder shares will convert into Class A ordinary shares will be such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Class A ordinary shares outstanding upon the completion of the initial public offering (including the Over-allotment), plus (ii) the sum of  (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of public shares redeemed by public shareholders in connection with the initial Business Combination.

As of September 30, 2017 and December 31, 2016, the Company had 15,000,000 founder shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law, except that prior to a Business Combination, only holders of Class B ordinary shares have the right to elect the Company’s directors.

Preferred shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2017 and December 31, 2016, there were no preferred shares issued or outstanding.

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

Note 8 - Merger Agreement

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

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

During the three and nine months ended September 30, 2017, the Company incurred approximately $14.2 million in expenses related to the merger with FGL.

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

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

Investor Agreement

On October 6, 2017, the Company entered into a second amended and restated investor agreement (the “Investor Agreement”) with BTO Fund, GSO and FNF (collectively, “the Investor Agreement Parties”), which amended and restated the amended and restated investor agreement, dated as of June 6, 2017, pursuant to which the Company agreed that, without the Investor Agreement Parties’ prior written consent, the Company would not amend, modify, grant any waiver under or seek to terminate any of the transaction agreements relating to the FGL Business Combination, or take any action concerning settlements, stipulations or judgments relating to government authorities or make any regulatory filings contemplated by the Merger Agreement, subject in each case to certain exceptions and qualifications.

Pursuant to the Investor Agreement, the terms of the equity to be issued pursuant to the Equity Commitment Letters will be as follows:

•	With respect to the BTO Fund Commitment under the BTO Fund Equity Commitment Letters, BTO Fund will purchase ordinary shares. BTO Fund will receive one ordinary share in exchange for each $10.00 funded pursuant to its equity commitment letters.

•

With respect to the FNF Commitment described in the FNF Equity Commitment Letters, FNF will purchase (i) $135 million of newly issued ordinary shares for $10.00 per share and (ii) $100 million, plus additional amounts, if any, pursuant to FNF’s commitment to offset redemptions of public shares in connection with the FGL Business Combination, of preferred shares of the Company on the terms set forth in the Investor Agreement and warrants of the Company on the terms as set forth in the FNF Fee Letter (as defined below). The terms of the preferred shares to be issued to FNF set forth in the Investor Agreement are identical to those set forth in the GSO Side Letter described below. FNF will also have the right, provided that FNF has first requested the Company to remarket the preferred shares, commencing 10 years after the issuance of the preferred shares, to convert such shares into a number of ordinary shares of the Company as determined by dividing (i) the aggregate par value (including dividends paid in kind and unpaid accrued dividends) of the preferred shares that FNF wishes to convert by (ii) the higher of (a) a 5% discount to the 30-day volume weighted average price (“VWAP”) of the ordinary shares following the conversion notice, and (b) the then-current Floor Price. The “Floor Price” will be $8.00 per share during the 11th year post-funding, $7.00 per share during the 12th year post-funding, and $6.00 during the 13th year post-funding and thereafter.

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

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

The Investor Agreement further provides that the Investor Agreement Parties will receive registration rights on customary terms with respect to the ordinary shares, preferred shares and warrants (and the ordinary shares underlying such warrants) issued pursuant to the Equity Commitment Letters.

GSO Side Letter

On May 24, 2017, the Company entered into a side letter agreement, as amended on October 6, 2017, with GSO (the “GSO Side Letter”), which provides that the terms of the preferred shares to be issued to GSO will include: a dividend rate of 7.5% per annum (subject to increase in the period beginning 10 years after issuance based on the then-current LIBOR rate), payable quarterly in cash or additional preferred shares of the Company, at the Company’s option; five year call protection; and the right of holders thereof to request the Company to re-market the preferred shares commencing in the sixth year following issuance, subject to the terms and conditions specified therein. In addition, GSO will also have the right, commencing 10 years after the issuance of the preferred shares, provided that GSO has first requested the Company to remarket the preferred shares as described below, to convert such shares into a number of ordinary shares of the Company as determined by dividing (i) the aggregate par value (including dividends paid in kind and unpaid accrued dividends) of the preferred shares that GSO wishes to convert by (ii) the higher of (a) a 5% discount to the 30-day VWAP of the ordinary shares following the conversion notice, and (b) the then-current Floor Price.

From the fifth anniversary of the funding date, upon GSO’s request, the Company is required (subject to customary black-out provisions) to re-market the preferred equity its existing terms.  To the extent market conditions make such re-marketing impracticable, the Company may temporarily delay such re-marketing provided that the preferred equity is re-marketed within six months of the date of GSO’ initial request.  To the extent it is unlikely that remarketing the preferred shares on the then existing terms will receive a valuation by a prospective purchaser of par or greater than par, the Company may, upon GSO’s request, modify the terms of the preferred shares to improve the sale of such shares with the intention of preserving rating agency equity credit. If the proceeds from any sales resulting from such marketing are less than the outstanding balance of the applicable preferred shares (including dividends paid in kind and unpaid accrued dividends), the Company will reimburse GSO up to a maximum of 10% of par (including paid in kind and unpaid accrued dividends) for actual losses incurred by GSO upon the sale of its preferred shares under the terms of the remarketing mechanism, with such amount payable either in cash, ordinary shares, or any combination thereof, at the Company’s option. If the Company chooses to deliver ordinary shares to GSO, the number of such shares to be delivered will be determined by dividing (i) the amount of actual losses to be paid to GSO by (ii) the higher of (a) an 8% discount to the 30-day VWAP of the ordinary shares following the remarketing period, and (b) $6.00.

The terms of the preferred equity are expected to include customary covenants for senior preferred equity, including limitations on debt incurrence, equity issuances and payments of dividends, and covenants requiring compliance with a set of financial covenants, affirmative covenants and negative covenants that mirror those contained in the credit facility documentation in effect as of the funding date. The preferred equity will rank senior in priority to all other existing and future equity securities of the Company with respect to distribution rights and liquidation preference. In addition, holders of preferred equity are expected to have board observation and customary registration rights with respect to such shares.

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

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

Amendment Fees

 As consideration for amending and restating the Investor Agreement on October 6, 2017 to better align the terms of the preferred shares with the requirements of the rating agencies, the Company agreed to pay $1.1 million to FNF or one or more of its designees at the Closing. As consideration for entering into the amendment to the GSO Side Letter on October 6, 2017 to better align the terms of the preferred shares with the requirements of the rating agencies, the Company agreed to pay $2.9 million to GSO or to one or more of its designees at the Closing.

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

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

As consideration for the debt commitment, the Company is required to make a commitment fee equal to 1.25% of the amount of the Bridge Loans (or approximately $5.3 million), whether or not any Bridge Loans are made. The Company recognized this fee as a prepaid and other current asset and a corresponding liability in the accompanying Balance Sheet as of September 30, 2017.

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

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

FSRD Share Purchase Agreement

On May 24, 2017, the Company and Parent entered into a share purchase agreement (the “Share Purchase Agreement”) with HRG, Front Street Re (Delaware) Ltd. (“FSRD”), a Delaware corporation and a wholly owned indirect subsidiary of HRG, Front Street Re (Cayman) Ltd., an exempted company incorporated in the Cayman Islands with limited liability (“Front Street Cayman”), and Front Street Re Ltd., an exempted company incorporated in Bermuda with limited liability (together with Front Street Cayman, the “Acquired Companies”), pursuant to which, subject to the terms and conditions set forth therein, Parent has agreed to purchase from FSRD all of the issued and outstanding shares of the Acquired Companies. The purchase price will be $65 million, subject to customary adjustments for transaction expenses. The definitive documentation contains customary representations, warranties and indemnification obligations. HRG has further agreed to reduce the purchase price, and to indemnify Parent, for dividends and other value transfers by the Acquired Companies to HRG and its affiliates from December 31, 2016 through the Closing. The Closing of the transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, as well as the consummation of the FGL Business Combination. As noted above, in connection therewith, the Company entered into equity commitment letters with BTO Fund, GSO and FNF and a forward purchase agreement backstop letter agreement with BTO Fund and FNF for an aggregate amount of $57 million, $23 million of which would be used to offset a portion of net redemptions, if any, by public shareholders of the Company in connection with the shareholder vote to approve the FGL Business Combination and $9 million of which would be used to fund any FPA Shortfall.

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

ROFO Offering

On June 21, 2017, the Company entered into equity purchase agreements (the “Purchase Agreements”) with certain accredited investors (the “Equity Purchasers”) in connection with the rights of first offer under the forward purchase agreements. Pursuant to the Purchase Agreements, the Equity Purchasers agreed to purchase, on the terms and subject to the conditions specified therein, an aggregate of 20,000,000 Class A ordinary shares of the Company for a purchase price of $10.00 per share, immediately prior to the Closing. At the Company’s option, such shares may be purchased from the Company in a private placement and/or from the Company’s shareholders who have validly requested for their shares to be redeemed in connection with the FGL Business Combination. Certain of the Equity Purchasers, including Keith W. Abell, Richard N. Massey and James A. Quella, each of whom is an independent director of the Company, are also party to the forward purchase agreements. In connection with the Purchase Agreements, the Company has agreed to pay advisory fees of an aggregate of $8.0 million to certain financial advisors at the Closing.

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

CF CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

September 30, 2017

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments and cash equivalents held in Trust Account	$693,802,061	$-	$-

December 31, 2016

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments and cash equivalents held in Trust Account	$690,887,027	$-	$-

Approximately $148,000 and $30,000 of the balance in the Trust Account was held in cash as of September 30, 2017 and December 31, 2016, respectively.

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

Simultaneously with the closing of the initial public offering, we consummated the Private Placement of 14,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $14 million.

On June 29, 2016, we consummated the sale of 9,000,000 additional units upon receiving notice of the underwriter’s election to fully exercise the Over-allotment, generating additional gross proceeds of $90 million and, in connection therewith, we incurred additional offering costs of $1.8 million in underwriting commissions. Simultaneously with the exercise of the Over-allotment, we consummated the Private Placement of an additional 1,800,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $1.8 million. Additional underwriting commissions of $3.15 million were deferred until the completion of our initial Business Combination.

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

The FGL Business Combination is expected to be consummated in the fourth quarter of 2017, subject to receipt of required regulatory approvals and satisfaction of the other closing conditions specified in the Merger Agreement. On August 8, 2017, the Company held an extraordinary general meeting in lieu of annual general meeting of shareholders, at which the Company’s shareholders approved the FGL Business Combination. No shareholders elected to have their shares redeemed in connection with the FGL Business Combination.

Critical Accounting Policies

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets (shareholder’ equity) to be less than $5,000,001. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against additional paid-in capital. Accordingly, at September 30, 2017, 62,337,495 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity from inception to September 30, 2017 relates to our formation, consummation of the initial public offering, the forward purchase agreements, and, since the closing of the initial public offering, the search for a Business Combination candidate. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2017, we had net income of approximately $617,000, which was derived from interest income from our Trust Account of approximately $1.4 million, and offset mostly by costs related to the merger with Fidelity & Guaranty Life, a Delaware corporation (“FGL”).

For the three months ended September 30, 2016, we had net income of approximately $138,000, which consisted solely of operating expenses of approximately $290,000 and offset by interest income from our Trust Account of $427,000.

For the nine months ended September 30, 2017, we had net losses of approximately $17.3 million, which consisted approximately $15.2 million in costs related to the merger with FGL and operating expenses of approximately $5.0 million, and offset by interest income from our Trust Account of approximately $2.9 million.

For the period from February 26, 2016 (inception) to September 30, 2016, we had net losses of approximately $520,000, which consisted solely of operating expenses of approximately $972,000 and offset by interest income from our Trust Account of $452,000.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2017, we had approximately $479,000 in our operating bank account, approximately $694 million in cash and cash equivalents held in the Trust Account, interest income of approximately $3.8 million available from the Company’s investments in the Trust Account to pay for our income tax obligations, if any, and working capital deficit of approximately $20.9 million.

Through September 30, 2017, our liquidity needs also have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, $225,733 in loans from the Sponsor, and the proceeds not held in the Trust Account resulted from the consummation of the Private Placement.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. In July 2017, the Sponsor loaned an aggregate of $750,000 of Working Capital Loans to us. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released to pay our tax obligations. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants.

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

Related Party Transactions

Founder Shares

On March 2, 2016, we issued an aggregate of 15,000,000 founder shares to the Sponsor in exchange for a capital contribution of $25,000. On April 19, 2016, the Sponsor surrendered 3,750,000 founder shares to us for no consideration, which we cancelled. We then issued 3,750,000 founder shares to the Anchor Investors for an aggregate price of approximately $7,000 in connection with the forward purchase agreements. The Sponsor and the Anchor Investors currently own 11,250,000 and 3,750,000 founder shares, respectively. The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of a Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Class A ordinary shares outstanding upon completion of the initial public offering (including the Over-allotment), plus (ii) the sum of  (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of public shares redeemed by public shareholders in connection with the initial Business Combination.

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

Rights of First Offer Purchase Agreements

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

Due to Related Parties

The Sponsor and other related parties have loaned us an aggregate amount of $225,733 to be used for the payment of costs related to the initial public offering. These borrowings are non-interest bearing, unsecured and due upon the closing of the initial public offering. We have not yet repaid this amount as of September 30, 2017.

In July 2017, the Sponsor loaned an aggregate of $750,000 to us as a Working Capital Loan. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. Any such warrants would have identical terms as the Private Placement Warrants.

Administrative Service Fee

We have agreed, commencing on May 25, 2016 through the earlier of our consummation of a Business Combination and liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. We recorded $30,000 and $0 in expense for the three months ended September 30, 2017 and 2016 and $90,000 and $40,000 in expense for the nine months ended September 30, 2017 and the period from February 26, 2016 (Date of Inception) through September 30, 2016, respectively.

Equity Commitment Letters and Related Agreements

In connection with the FGL Business Combination and related transactions, the Company has entered into the following:

•	The BTO Fund Equity Commitment Letters, pursuant to which BTO Fund has committed to purchase ordinary shares of the Company at the Closing in a private placement for $10.00 per share, or an aggregate cash purchase price of $225 million. BTO Fund is an investment fund managed by an indirect subsidiary of The Blackstone Group L.P. (“Blackstone”). CFS, a shareholder of the Company and a party to one of the forward purchase agreements, is an investment vehicle owned by certain investment funds (including BTO Fund) managed by indirect subsidiaries of Blackstone.

•	The FNF Equity Commitment Letters, pursuant to which FNF has committed to purchase newly issued ordinary shares and preferred shares of the Company in a private placement for an aggregate cash purchase price equal to (x) $235 million plus (y) up to an aggregate of $195 million to offset redemptions of public shares, if any, in connection with the FGL Business Combination. The Company’s Co-Executive Chairman, William P. Foley, II, is also the non-executive Chairman of the Board of FNF. The Investor Agreement provides that FNF’s commitment to purchase equity of the Company will be allocated as follows: (i) $135 million to newly issued ordinary shares for $10.00 per share and (ii) $100 million, plus any amounts funded to backstop redemptions of public shares, to preferred shares. The preferred shares will not have a maturity date. The dividend rate of the preferred shares will be 7.5% per annum (subject to increase in the period beginning 10 years after issuance based on the then-current LIBOR rate), payable quarterly in cash or additional preferred shares of the Company, at the Company’s option. FNF and GSO will also have the right to convert their preferred shares into ordinary shares of the Company commencing 10 years after issuance as described herein. In addition, in exchange for the commitment with respect to preferred shares, FNF will be entitled to fees of (i) the original issue discount on the issuance of the preferred shares, equal to $2.0 million, plus (ii) $2.925 million, plus (iii) penny warrants that are exercisable, in the aggregate, for 1.2% of the Company’s issued and outstanding ordinary shares (on a fully diluted basis) plus (iv) if, and to the extent, any amount of the preferred shares are issued with respect to the backstop commitment, (x) a funding fee of 0.5% of the amount of the equity that is funded and (y) penny warrants that are exercisable, in the aggregate, for the product of (1) the proportion of such backstop equity that is funded, multiplied by (2) 1.5% of the Company’s issued and outstanding ordinary shares (on a fully diluted basis).

•	The GSO Equity Commitment Letters, pursuant to which GSO, the credit platform of Blackstone, has committed to purchase, or cause the purchase of, newly issued preferred shares of the Company at the Closing for an aggregate cash purchase price equal to (x) $275 million plus (y) up to an aggregate of $465 million to offset redemptions of public shares, if any, in connection with the FGL Business Combination. In addition, in exchange for the commitment with respect to preferred shares, GSO will be entitled to fees of (i) the original issue discount on the issuance of the preferred shares, equal to $5.5 million, plus (ii) $6.975 million, plus (iii) penny warrants that are exercisable, in the aggregate, for 3.3% of the Company’s issued and outstanding ordinary shares (on a fully diluted basis) plus (iv) if, and to the extent, any amount of the preferred shares are issued with respect to the backstop commitment, (x) a funding fee of 0.5% of the amount of the equity that is funded and (y) penny warrants that are exercisable, in the aggregate, for the product of (1) the proportion of such backstop equity that is funded, multiplied by (2) 3.5% of the Company’s issued and outstanding ordinary shares (on a fully diluted basis).

•	The Forward Purchase Backstop Equity Commitment Letters, pursuant to which, on the terms and subject to the conditions set forth therein, (i) BTO Fund has committed to purchase, or cause the purchase of, newly issued ordinary shares of the Company at the Closing for an aggregate cash purchase price equal to one-third (1/3) of the FPA Shortfall, up to an aggregate amount of $100 million and (ii) FNF has committed to purchase, or cause the purchase of, newly issued ordinary shares of the Company at the Closing for an aggregate cash purchase price equal to two-thirds (2/3) of the FPA Shortfall, up to an aggregate amount of $200 million. Pursuant to the Forward Purchase Backstop Equity Commitment Letters and the Investor Agreement, FNF and BTO Fund will together purchase ordinary shares and warrants of the Company equal to the number of ordinary shares and warrants that the purchasers under the forward purchase agreements who fail to fund, if any, would have acquired pursuant to the forward purchase agreements in connection with the business combination (including pursuant to the conversion of founder shares previously issued to such purchasers into ordinary shares). In exchange for providing the Forward Purchase Backstop Commitments, the Company agreed to pay to BTO Fund or its designated affiliate the amount of $1.5 million and to FNF the amount of $3.0 million promptly following the Closing, with such amounts payable whether or not any portion of the Forward Purchase Backstop Commitment is ultimately required to be funded. BTO Fund and FNF have agreed to forego receiving such fees in light of the additional commitments of certain accredited investors to purchase 20,000,000 ordinary shares in connection with the rights of first offer set forth in the forward purchase agreements.

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

Pursuant to the Investor Agreement, the terms of the equity to be issued pursuant to the Equity Commitment Letters will be as follows:

•	With respect to the BTO Fund Commitment under the BTO Fund Equity Commitment Letters, BTO Fund will purchase ordinary shares. BTO Fund will receive one ordinary share in exchange for each $10.00 funded pursuant to its equity commitment letters.

•	With respect to the FNF Commitment described in the FNF Equity Commitment Letters, FNF will purchase (i) $135 million of newly issued ordinary shares for $10.00 per share and (ii) $100 million, plus additional amounts, if any, pursuant to FNF’s commitment to offset redemptions of public shares in connection with the FGL Business Combination, of preferred shares of the Company on the terms set forth in the Investor Agreement and warrants of the Company on the terms as set forth in the FNF Fee Letter. The terms of the preferred shares to be issued to FNF set forth in the Investor Agreement are identical to those set forth in the GSO Side Letter described below. FNF will also have the right, provided that FNF has first requested the Company to remarket the preferred shares, commencing 10 years after the issuance of the preferred shares, to convert such shares into a number of ordinary shares of the Company as determined by dividing (i) the aggregate par value (including dividends paid in kind and unpaid accrued dividends) of the preferred shares that FNF wishes to convert by (ii) the higher of (a) a 5% discount to the 30-day VWAP of the ordinary shares following the conversion notice, and (b) the then-current Floor Price.

•	With respect to the GSO Commitment under the GSO Equity Commitment Letters, GSO will purchase preferred shares and be issued warrants of the Company on the terms set forth in the GSO Side Letter.

•	In the event that public shareholders redeem their public shares in connection with the business combination, a certain portion of the GSO Commitment and the FNF Commitment, as described in their respective equity commitment letters, shall be allocated pro rata based on their aggregate commitments thereunder.

•	With respect to the Forward Purchase Backstop Equity Commitment Letters, each of FNF and BTO Fund will purchase ordinary shares and one-third (1/3) of one detachable warrant (with such warrants having the same terms as the Forward Purchase Warrants). BTO Fund will receive one ordinary share and one-third (1/3) of a warrant in exchange for each $10.00 funded pursuant to the Forward Purchase Backstop Equity Commitment Letters. In addition, FNF and BTO Fund will together purchase ordinary shares equal to the number of ordinary shares that the purchasers under the forward purchase agreements who fail to fund, if any, would have acquired pursuant to the forward purchase agreements in connection with the FGL Business Combination (including pursuant to the conversion of founder shares into ordinary shares). FNF will purchase two-thirds (2/3) of such ordinary shares, if any, and BTO Fund will purchase one-third (1/3) of such ordinary shares, if any.

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

FNF Fee Letter

As consideration for the FNF Commitment (including the backstop commitment) and the agreements of FNF under the FNF Commitment Letters and limited guaranties, the Company also entered into the FNF Fee Letter, pursuant to which the Company has agreed to pay or issue to FNF the following at Closing:

•	the original issue discount of $2.0 million in respect of the preferred shares issued to FNF (the “FNF OID”)

•	a commitment fee of $2.925 million (the “FNF Commitment Fee”);

•	penny warrants convertible, in the aggregate, for 1.2% of our ordinary shares (on a fully diluted basis) (the “FNF Investment Warrants”); and

•	if, and to the extent, any amount of the preferred equity under FNF’s backstop commitment is funded (the “FNF Backstop Equity”), (x) a funding fee of 0.5% of the amount of the FNF Backstop Equity that is funded (together with the FNF OID and the FNF Commitment Fee, the “FNF Closing Payments”), and (y) penny warrants attached to the FNF Backstop Equity that are convertible, in the aggregate, for the result of (1) the proportion of the FNF Backstop Equity that is funded, and (2) 1.5% of our ordinary shares (on a fully diluted basis) (together with the FNF Investment Warrants, the “FNF Warrants”).

The FNF Closing Payments will be paid as a reduction of the purchase price payable by FNF for the preferred shares under the FNF Equity Commitment Letters. The Company has also agreed to pay or reimburse FNF for fees and expenses of counsel in connection with FNF’s anticipated purchase of the preferred shares.

GSO Side Letter

The Company entered into the GSO Side Letter, which provides that that the terms of the preferred shares to be issued to GSO will include: a dividend rate of 7.5% per annum (subject to increase in the period beginning 10 years after issuance based on the then-current LIBOR rate), payable quarterly in cash or additional preferred shares of the Company, at the Company’s option; five year call protection; and the right of holders thereof to request the Company to re-market the preferred shares commencing in the sixth year following issuance, subject to the terms and conditions specified therein. In addition, GSO will also have the right, commencing 10 years after the issuance of the preferred shares, provided that GSO has first requested the Company to remarket the preferred shares as described below, to convert such shares into a number of ordinary shares of the Company as determined by dividing (i) the aggregate par value (including dividends paid in kind and unpaid accrued dividends) of the preferred shares that GSO wishes to convert by (ii) the higher of (a) a 5% discount to the 30-day VWAP of the ordinary shares following the conversion notice, and (b) the then-current Floor Price.

From the fifth anniversary of the funding date, upon GSO’s request, the Company is required (subject to customary black-out provisions) to re-market the preferred equity its existing terms.  To the extent market conditions make such re-marketing impracticable, the Company may temporarily delay such re-marketing provided that the preferred equity is re-marketed within six months of the date of GSO’ initial request.  To the extent it is unlikely that remarketing the preferred shares on the then existing terms will receive a valuation by a prospective purchaser of par or greater than par, the Company may, upon GSO’s request, modify the terms of the preferred shares to improve the sale of such shares with the intention of preserving rating agency equity credit. If the proceeds from any sales resulting from such marketing are less than the outstanding balance of the applicable preferred shares (including dividends paid in kind and unpaid accrued dividends), the Company will reimburse GSO up to a maximum of 10% of par (including paid in kind and unpaid accrued dividends) for actual losses incurred by GSO upon the sale of its preferred shares under the terms of the remarketing mechanism, with such amount payable either in cash, ordinary shares, or any combination thereof, at the Company’s option. If the Company chooses to deliver ordinary shares to GSO, the number of such shares to be delivered will be determined by dividing (i) the amount of actual losses to be paid to GSO by (ii) the higher of (a) an 8% discount to the 30-day VWAP of the ordinary shares following the remarketing period, and (b) $6.00.

The terms of the preferred equity are expected to include customary covenants for senior preferred equity, including limitations on debt incurrence, equity issuances and payments of dividends, and covenants requiring compliance with a set of financial covenants, affirmative covenants and negative covenants that mirror those contained in the credit facility documentation in effect as of the funding date. The preferred equity will rank senior in priority to all other existing and future equity securities of the Company with respect to distribution rights and liquidation preference. In addition, holders of preferred equity are expected to have board observation and customary registration rights with respect to such shares.

Pursuant to the GSO Side Letter, for the period from the date of the GSO Side Letter until the earlier of  (a) the mutual agreement by the parties thereto not to execute definitive documentation relating to the GSO Commitment, (b) the Closing Date and (c) the first anniversary of the GSO Side Letter, the Company agreed (i) not to, directly or indirectly solicit, participate in any negotiations or discussion with or provide or afford access to information to any third party with respect to, or otherwise effect, facilitate, encourage or accept any offers for the purchase or provision of the GSO Preferred Shares or any alternative equity or debt financing arrangements, in each case, to be put in place in connection with the FGL Business Combination in replacement of the GSO Preferred Shares or any portion thereof  (other than pursuant to the Equity Commitment Letters, forward purchase agreements or the debt commitment letter) and (ii) if the FGL Business Combination is not consummated and the Company pursues an alternative transaction with FGL within the period ending on the first anniversary of the GSO Side Letter, and another financing source or institution proposes to provide financing in connection with such alternative transaction, the Company will provide GSO a reasonable opportunity to provide such financing in lieu of any other financing source or institution on equivalent terms.

Amendment Fees

As consideration for the amending and restating the Investor Agreement on October 6, 2017 to better align the terms of the preferred shares with the requirements of the rating agencies, we agreed to pay $1.1 million to FNF or one or more of its designees at the Closing. As consideration for entering into the amendment to the GSO Side Letter on October 6, 2017 to better align the terms of the preferred shares with the requirements of the rating agencies, we agreed to pay $2.9 million to GSO or to one or more of its designees at the Closing.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The underwriters are entitled to deferred underwriting discounts and commissions of $24,150,000. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting discount.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, other than the below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2017 and our definitive proxy statement filed with the SEC on July 26, 2017. Such risk factors are incorporated herein by reference.

Changes in U.S. tax law might adversely affect us or our shareholders.

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. Legislative proposals relating to the tax treatment of non-U.S. companies have been introduced in the past that could, if enacted, materially affect us. Both the U.S. Congress and President Trump’s administration have indicated a desire to reform the U.S. Internal Revenue Code of 1986, as amended. In November, Chairman Brady (R-TX) of the House Committee on Ways and Means released proposed legislation entitled the Tax Cuts and Jobs Act of 2017 (the “Proposed Bill”). The Proposed Bill would, if enacted, reduce corporate tax rates to 20%, impose a 20% excise tax on payments made from U.S. corporations to foreign affiliates, and significantly accelerate taxable income and therefore cash tax expense by the imposition of other changes which would impact life insurance companies, among others. If enacted, the Proposed Bill could reduce the benefits we anticipate from lower tax rates as a non-U.S. company. In addition, the imposition of the proposed 20% excise tax and other components of the Proposed Bill could, if enacted, add significant expense and have a material adverse effect on our results of operations.

The Proposed Bill also includes proposals that could, if enacted, affect whether we or any of our non-U.S. subsidiaries are treated as a “passive foreign investment company” (“PFIC”) or a “controlled foreign corporation” (“CFC”). Whether or not the Proposed Bill is enacted, interpretations of U.S. federal income tax law, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a PFIC, or whether U.S. persons are required to include in their gross income “subpart F income” or related person insurance income (RPII) of a CFC, are subject to change, possibly on a retroactive basis. Regulations regarding the application of the PFIC rules to insurance companies and regarding RPII are only in proposed form. Whether or not the Proposed Bill is enacted, new regulations or pronouncements interpreting or clarifying the existing proposed regulations may be forthcoming.

It is possible that the Proposed Bill will be amended significantly before passage, that other legislative proposals could emerge in the future or that no tax legislation is enacted in the near future. Such amendments or future proposals could also have an adverse impact on us. No prediction can be made as to whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us or by an investor in our ordinary shares or reduce the attractiveness of our products. If any such developments occur, our business, financial condition and results of operation could be materially and adversely affected and could have a material and adverse effect on your investment in our ordinary shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 2, 2016, we issued an aggregate of 15,000,000 founder shares to the Sponsor in exchange for a capital contribution of $25,000, or approximately $0.002 per share. On April 19, 2016, the Sponsor surrendered 3,750,000 founder shares to the Company for no consideration. On April 19, 2016, the Company issued 3,750,000 founder shares to the Anchor Investors in connection with the forward purchase agreements. The Sponsor and the Anchor Investors (including two affiliates of the Sponsor) currently own 11,250,000 and 3,750,000 Class B ordinary shares, respectively. In addition, the Sponsor purchased an aggregate of 15,800,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, in a private placement that closed simultaneously with the closing of our initial public offering. Each Private Placement Warrant entitles the holder to purchase one ordinary share at $11.50 per share. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On May 25, 2016, the Company consummated the initial public offering of 60,000,000 units, with each unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one warrant to purchase one Class A Ordinary Share. Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith and Credit Suisse Securities (USA) LLC acted as joint book-runners for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $600,000,000. On June 29, 2017, the underwriters exercised in full option to purchase an additional 9,000,000 units to cover overallotments, generating gross proceeds of $90.0 million. Following the closing of the initial public offering and the Over-allotment, an aggregate of $690 million was placed in the Trust Account.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Second Amended and Restated Investor Agreement, dated as of October 6, 2017, by and among CF Corporation, Blackstone Tactical Opportunities Fund II, L.P., GSO Capital Partners LP and Fidelity National Financial, Inc.

10.2	First Amendment to the Side Letter by and between CF Corporation and GSO Capital Partners LP, dated as of October 6, 2017, by and among CF Corporation, GSO Capital Partners LP, Blackstone Tactical Opportunities Fund II, L.P. and Fidelity National Financial, Inc.

10.3	Fee Letter, dated as of October 6, 2017, by and between CF Corporation and GSO Capital Partners LP.

10.4	Fee Letter, dated as of October 6, 2017, by and between CF Corporation and Fidelity National Financial, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2017.

CF CORPORATION

By:	/s/ Douglas B. Newton
Douglas B. Newton
Chief Financial Officer
(principal financial officer, principal accounting
officer and duly authorized officer)

