Form 10-K
period 2017-12-31
FGL Holdings
filed 2018-03-15
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-37779

FGL HOLDINGS
(Exact name of registrant as specified in its charter)

Cayman Islands		98-1354810
(State or other jurisdiction of incorporation or organization)	Sterling House 16 Wesley Street Hamilton HM CX, Bermuda	(I.R.S. Employer Identification No.)
(Address of principal executive offices, including zip code)

(800) 445-6758
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Ordinary shares, par value $.0001 per share	New York Stock Exchange
Warrants to purchase ordinary shares	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   or    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   or    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    or    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    or    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)
Smaller reporting Company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter, computer by reference to the closing price reported on the NASDAQ Capital Market as of June 30, 2017 was $776.
As of March 14, 2018, there were 214,370,000 ordinary shares, $.0001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2018 Annual Meeting of Shareholders.

FGL HOLDINGS
ANNUAL REPORT ON FORM 10-K

Explanatory Note

FGL Holdings (the “Company”, formerly known as CF Corporation), a Cayman Islands exempted company, was originally incorporated in the Cayman Islands on February 26, 2016 as a Special Purpose Acquisition Company ("SPAC"), formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. Prior to November 30, 2017, CF Corporation ("CF Corp.") was a shell company with no operations. On November 30, 2017, CF Corp. consummated the acquisition of Fidelity & Guaranty Life, a Delaware corporation (“FGL”), pursuant to the Agreement and Plan of Merger, dated as of May 24, 2017, as amended (the “Merger Agreement”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.” In addition, on the closing date of the Business Combination, FGL US Holdings Inc., a Delaware corporation and indirect wholly owned subsidiary of CF Corp. (“FGLUS”), acquired all of the issued and outstanding shares of (i) Front Street Re (Cayman) Ltd., an exempted company incorporated in the Cayman Islands with limited liability (“FSRC”) and (ii) Front Street Re Ltd., an exempted company incorporated in Bermuda with limited liability (“FSR” and, together with FSRC, the “FSR Companies”), from Front Street Re (Delaware) Ltd., a Delaware corporation (“FSRD”) and a wholly owned indirect subsidiary of HRG Group Inc. (“HRG”). Prior to the Business Combination, approximately 80% of the outstanding shares of FGL’s common stock was owned indirectly by HRG.

In connection with the closing of the Business Combination, CF Corp. changed its name to “FGL Holdings”. Its trading symbols were historically quoted on the Nasdaq Capital Market (“Nasdaq”) under the symbols “CFCOU,” “CFCO” and “CFCOW,” respectively. On December 1, 2017, the Company’s ordinary shares and warrants began trading on the NYSE under the symbols “FG” and “FG WS,” respectively.

As a result of the Business Combination, for accounting purposes, FGL Holdings is the acquirer and FGL is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of FGL and its subsidiaries as “Predecessor” for the periods prior to the completion of the Business Combination and FGL Holdings, including the consolidation of FGL and its subsidiaries, as “Successor” for periods from and after the Closing Date.

PART I

Unless the context otherwise indicates or requires, the terms “we”, “our”, “us”, and the “Company”, as used in this Form 10-K filing, refer for periods prior to the completion of the Business Combination to FGL and its subsidiaries and, for periods upon or after completion of the Business Combination, to FGL Holdings and its subsidiaries, including FGL and its subsidiaries. The term “FGLH” refers to FGL’s direct subsidiary Fidelity & Guaranty Life Holdings, Inc. FGL Holdings primarily operates through FGL and FGLH’s subsidiary, Fidelity & Guaranty Life Insurance Company (“FGLIC”), which is domiciled in Iowa. Our fiscal year changed from September 30 to December 31 of each year.

Dollar amounts in the accompanying sections are presented in millions, unless otherwise noted.

Special Note Regarding Forward-Looking Statements
This annual report includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes”, “expects”, “may”, “will”, “should”, “could”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or other comparable terms. However, not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” (Part I, Item 1A of this Form 10-K). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance;

•	concentration in certain states for distribution of our products;

•	the impact of interest rate fluctuations;

•	equity market volatility;

•	credit market volatility or disruption;

•	the impact of credit risk of our counterparties;

•	volatility or decline in the market price of our ordinary shares could impair our ability to raise necessary capital;

•	changes in our assumptions and estimates regarding the amortizing of our amortizing our deferred acquisition costs, deferred sales inducements and value of business acquired balances;

•	changes in our methodologies, estimates and assumptions regarding our valuation of investments and the determinations of the amounts of allowances and impairments;

•	changes in our valuation allowance against our deferred tax assets, and restrictions on our ability to fully utilize such assets;

•	the accuracy of management’s reserving assumptions;

•
regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products and minimum capitalization and statutory reserve requirements for insurance companies, or the ability of our insurance subsidiaries to make cash distributions to us (including dividends or payments on surplus notes those subsidiaries issue to us);

•	the ability to maintain or obtain approval of Iowa Insurance Division ("IID") and other regulatory authorities as required for our operations and those of our insurance subsidiaries

•	the impact of the Department of Labor "fiduciary" rule, finalized in April 2016, on the Company, its products, distribution and business model;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products;

•	changes in tax laws which affect us and/or our shareholders;

•	potential adverse tax consequences if we are treated as a passive foreign investment company;

•	the impact on our business of new accounting rules or changes to existing accounting rules;

•	our potential need and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;

•	the impact of potential litigation, including class action litigation;

•	our ability to protect our intellectual property;

•	our ability to maintain effective internal controls over financial reporting;

•	the impact of restrictions in the Company's debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	our ability and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;

•	the continued availability of capital required for our insurance subsidiaries to grow;

•	the performance of third parties including third party administrators, independent distributors, underwriters, actuarial consultants and outsourcing relationships;

•	the loss of key personnel;

•
interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•	our exposure to unidentified or unanticipated risk not adequately addressed by our risk management policies and procedures;

•	the impact on our business of natural and man-made catastrophes, pandemics, and malicious and terrorist acts;

•	our ability to compete in a highly competitive industry;

•	our ability to attract and retain national marketing organizations and independent agents;

•	our subsidiaries’ ability to pay dividends to us; and

•	the other factors discussed in “Risk Factors”, of (Part I, Item 1A of this Form 10-K).
You should read this report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 1. Business
Overview
FGL Holdings
FGL Holdings (the “Company”, formerly known as CF Corp.), a Cayman Islands exempted company, was originally incorporated in the Cayman Islands on February 26, 2016 as a Special Purpose Acquisition Company (SPAC), formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. Prior to November 30, 2017, CF Corp. was a shell company with no operations. On November 30, 2017, CF Corp. consummated the acquisition of Fidelity & Guaranty Life, a Delaware corporation ("FGL") and its subsidiaries, pursuant to the Agreement and Plan of Merger, dated as of May 24, 2017, as amended (the “Merger Agreement”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.” Prior to the Business Combination, approximately 80% of the outstanding shares of FGL’s common stock were owned indirectly by HRG Group, Inc.
In connection with the closing of the Business Combination, CF Corp. changed its name to “FGL Holdings” (the Company). Its trading symbols were historically quoted on the Nasdaq Capital Market (“Nasdaq”) under the symbols “CFCOU,” “CFCO” and “CFCOW,” respectively. On December 1, 2017, the Company’s ordinary shares and warrants began trading on the NYSE under the symbols “FG” and “FG WS,” respectively.
Upon the closing of the Business Combination, the Company paid $31.10, in cash, without interest, for each outstanding share of common stock of FGL (subject to certain exceptions), plus additional specified amounts in cash for outstanding equity incentives, for an aggregate purchase price of approximately $2 billion, plus the assumption of approximately $405 of existing FGL debt.
In addition, on the closing date of the Business Combination, FGL US Holdings Inc. (“FGLUS”), a Delaware corporation and indirect wholly owned subsidiary of the Company, acquired all of the issued and outstanding shares of (i) Front Street Re (Cayman) Ltd., an exempted company incorporated in the Cayman Islands with limited liability (“FSRC”) and (ii) Front Street Re Ltd., an exempted company incorporated in Bermuda with limited liability (“FSR” and, together with FSRC, the “FSR Companies”), from Front Street Re (Delaware) Ltd., a Delaware corporation (“FSRD”) and a wholly owned indirect subsidiary of HRG Group Inc. (“HRG”), for cash consideration of $65, subject to certain adjustments.
In anticipation of the merger of the Company and FGL, a new Bermuda based reinsurance entity, F&G Re Ltd. (“F&G Re”) was formed. F&G Re and Fidelity & Guaranty Life Insurance Company (“FGLIC”) entered into a modified coinsurance treaty after the merger that effectively ceded 60% of FGLIC's inforce and new business to F&G Re, effective December 1, 2017. To capitalize F&G Re, FGLIC issued an extraordinary dividend of $665 to its non-insurance holding company parent, FGLH, who in turn issued a dividend to FGLUS, and FGLUS then used the funds to repay a short term loan from CF Bermuda Holdings Limited, a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company (“CF Bermuda”). CF Bermuda then contributed the funds to F&G Re as a capital contribution. The $665 was primarily funded by a transfer of investments. In addition to the extraordinary dividend, F&G Re received a $85 capital dividend from its parent, CF Bermuda.
Our Company
For more than 50 years, our Company has helped middle-income Americans prepare for retirement and for their loved ones' financial security. We partner with leading independent marketing organizations ("IMO") and their agents to serve the needs of the middle-income market and develop competitive products to align with their evolving needs. As of December 31, 2017 (Successor), we have 400,000 policyholders who count on the safety and protection features our fixed annuity and life insurance products provide.
Through the efforts of our 304 employees, most of whom are located in Baltimore, MD and Des Moines, IA and through a network of 200 independent IMOs that in turn represent 36,000 independent agents. we offer various types of fixed annuities and life insurance products. Our fixed annuities serve as a retirement and savings tool for which our customers rely on principal protection and predictable income streams. In addition, our indexed universal life ("IUL") insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are fixed indexed annuities (“FIAs”) that tie contractual returns to specific market indices, such as the Standard & Poor's Ratings Services ("S&P") 500 Index. Our customers value our FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings.
In the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017, FIAs generated approximately 75%, 71%, and 72% of our total sales, respectively. The remaining 25%, 29%, and 28% of sales, respectively, were primarily generated from fixed rate annuity sales during the periods. We invest the annuity premiums primarily in fixed income securities, options and futures that hedge our risk and replicate the market index returns to our policyholders. We invest predominantly in call options on the S&P 500 Index. The majority of our products contain provisions that permit us to adjust annually the formula by which we provide index credits in response to changing market conditions. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
Our Strategy
We seek to grow our business by pursuing a set of strategies aimed at delivering sustainable and profitable growth for shareholders; including:

•
Protect Sales in Our Existing Market. We believe the demand for retirement and principal protection products in the IMO market will continue even under the Department of Labor "fiduciary" rule standards. Our focus will be on reconfiguring products and capabilities and partnering with the IMOs to continue to compete successfully and serve this important market's needs.

•	Strengthen the Foundation. We will execute key initiatives that enhance our business capabilities and provide a platform for sustainable growth.

•
Enhance the FGLH Experience. Building off the foundational initiatives, we continue efforts to create a more engaging, customer-focused experience through enhanced digital capabilities and improving the ease of doing business with us for our IMO partners, agents and customers.

•	Leverage Product Capabilities for Additional Distribution. We capitalize on our manufacturing expertise and distribution partnerships to expand product reach.

•	Bottom-line, Profit-oriented Objectives. We focus on initiatives to deliver target profits and avoid markets and products when industry pricing makes it difficult to achieve targeted profit margins.

Competition
Our ability to compete is dependent upon many factors which include, among other things, our ability to develop competitive and profitable products, our ability to maintain stable relationships with our contracted IMOs, our ability to maintain low unit costs our ability to source and secure investments with attractive returns and risk profiles and our ability to maintain adequate financial strength ratings from rating agencies. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. Principal competitive factors for IULs are based on service and distribution channel relationships, price, brand recognition, financial strength ratings of our insurance subsidiaries and financial stability.

For detailed information about revenues, operating income and total assets of our Company, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements beginning on page F-1 in this report.
Products
Our experience designing and developing annuities and life insurance products will allow us to continue to introduce innovative products and solutions designed to meet customers’ changing needs. We work hand-in-hand with our distributors to devise the most suitable product solutions for the ever-changing market. We believe that, on a practical basis, we have a unique understanding of the safety, accumulation, protection, and income needs of middle-income Americans.

Annuity Products
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities) and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically pays principal and earnings in equal payments over some period of time.
Deferred Annuities
FIAs. Our FIAs allow contract owners the possibility of earning returns linked to the performance of a specified market index, predominantly the S&P 500 Index, while providing principal protection. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy. High surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase.
The contractholder account value of a FIA contract is equal to the sum of deposits paid, premium bonuses, if any, (described below), and index credits based on the change in the relevant market index, subject to a cap, spread and/or a participation rate less any fees for riders and less any withdrawals taken to-date. Caps (a maximum rate that may be credited) generally range from 2% to 6% when measured annually and 1% to 3% when measured monthly, spreads (a credited rate determined by deducting a specific rate from the index return), generally range from 1% to 6% when measured annually, and participation rates (a credited rate equal to a percentage of index return) generally range from 30% to 150% of the performance of the applicable market index. The cap, spread and participation rate can typically be reset annually and in some instances every two to five years. Certain riders provide a variety of benefits, such as the ability to increase their cap, lifetime income or additional liquidity for a set fee. As this fee is fixed, the contractholder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 90%, 86%, and 88% of the FIA sales for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017, respectively, involved “premium bonuses” or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2% to 4%. The vesting bonuses, which range from 1% to 9%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 85%, 88%, and 86% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017, respectively. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the living income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years based on a guaranteed rate of 3% to 7%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%.

As of December 31, 2017 (Successor), the distribution of the FIA account values by cap rate and by strategy was as follows:

	Cap rate
Strategy	0% to 3%	3% to 5%	> 5%	Total
1 year gain trigger	$476	$182	$40	$698
1-2 year monthly average	672	765	124	1,561
1-3 year monthly point-to-point	4,838	55	—	4,893
1-3 year annual point-to-point	1,704	1,658	377	3,739
3 year step forward	—	28	129	157
Total	$7,690	$2,688	$670	$11,048
As of December 31, 2017 (Successor), the distribution of the FIA account values by cap rate and by index was as follows:

	Cap rate
Index	0% to 3%	3% to 5%	> 5%	Total
S&P 500	$7,688	$2,400	$668	$10,756
Dow Jones	—	150	2	152
Nasdaq	2	138	—	140
Total	$7,690	$2,688	$670	$11,048
Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Multi-year guaranteed annuities are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. For the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017, we sold $47, $114, and $546, respectively, of fixed rate multi-year guaranteed annuities. As of December 31, 2017 (Successor), crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) multi-year guaranteed annuities ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2017 (Successor) was 3%.
As of December 31, 2017 (Successor), the distribution of the fixed rate annuity account values by crediting rate was as follows:

Crediting rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%	Total
Account value	$36	$162	$3,351	$306	$34	$3,889

As of December 31, 2017 (Successor), the multi-year guaranteed annuities expiring guaranty account values, net of reinsurance, by year were as follows:

Multi-Year Rate Guaranteed Annuities
Year of expiry:	Account Value
2018	$210
2019	805
2020	288
2021	600
2022	1,040
Thereafter	313
Total	$3,256
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 0% to 15% of the contract value for FIAs and 0% to 12% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 8% for our FIAs and 6% for our fixed rate annuities as of December 31, 2017 (Successor).
The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2017 (Successor):

	Fixed and Fixed Index Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
SURRENDER CHARGE EXPIRATION BY YEAR
Out of surrender charge	$2,899	16%	0%
2018	1,250	7%	4%
2019 - 2020	1,913	11%	6%
2021 - 2022	3,127	17%	8%
2023 - 2024	1,845	10%	8%
Thereafter	7,007	39%	11%
Total	$18,041	100%	7%
Subsequent to the penalty period, the policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal rights by purchasing a GMWB.
Immediate Annuities
We also sell single premium immediate annuities (or “SPIAs”), which provide a series of periodic payments for a fixed period of time or for the life of the policyholder, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years.

The following table presents the deposits (also known as “sales”) on annuity policies issued by us for the periods as well as reserves required by U.S. generally accepted accounting principles (“U.S. GAAP Reserves”) as of the date indicated:

	Period from December 1 to December 31, 2017		Period from October 1 to November 30, 2017 (Unaudited)		Period from October 1 to December 31, 2016 (Unaudited)
	Successor		Predecessor		Predecessor
	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products
Fixed indexed annuities	$178	$15,178	$288	$14,464	$556	$13,317
Fixed rate annuities	45	4,022	116	3,993	99	3,627
Single premium immediate annuities	—	3,144	7	2,809	12	2,866
Total	$223	$22,344	$411	$21,266	$667	$19,810

	Year ended
	September 30, 2017		September 30, 2016		September 30, 2015
	Predecessor		Predecessor		Predecessor
	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products
Fixed indexed annuities	$1,893	$14,237	$1,861	$13,148	$2,185	$12,094
Fixed rate annuities	557	3,910	539	3,566	211	3,249
Single premium immediate annuities	15	2,845	28	2,917	16	2,956
Total	$2,465	$20,992	$2,428	$19,631	$2,412	$18,299
Life Insurance
We currently offer IUL insurance policies and have previously sold IUL, universal life, term and whole life insurance products. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for FIAs.
Almost all of the life insurance policies in force, except for the return of premium benefits on term life insurance products, are subject to an arrangement with Wilton Reassurance Company (“Wilton Re”). See “Reinsurance-Wilton Re Transaction” within "Note 2. Significant Accounting Policies" to our audited consolidated financial statements.
As of December 31, 2017 (Successor), the distribution of the retained IUL account values by cap rate and by strategy was as follows:

	Cap rate
Strategy	2.5%-5.0%	5.0-7.5%	7.5%-10.0%	10.0-12.5%	12.5+	Total
1 year annual point-to-point, Gold Index	$—	$—	$—	$—	$33	$33
1 year monthly point-to-point, S&P Index	31	—	—	—	—	31
1 year annual point-to-point with 100% par rate, S&P Index	11	6	38	113	101	269
1 year annual point-to-point with 140% par rate, S&P Index	2	4	18	—	—	24
Total	$44	$10	$56	$113	$134	$357

Distribution
The sale of our products typically occurs as part of a four-party, three stage sales process between FGLIC, an IMO, the agent and the customer. FGLIC designs, manufactures, issues, and services the product. The IMOs will typically sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO provides training and discusses product options with agents in preparation for meetings with clients. The IMO staff also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent conducts a fact find and present suitable product choices to the customers. We monitor the business issued by each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
We offer our products through a network of approximately 200 IMOs, representing approximately 36,000 agents. We identify "Power Partners" as those we believe have the ability to generate significant production for the Company. We currently have 32 Power Partners, comprised of 21 annuity IMOs and 11 life insurance IMOs. During the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017, these Power Partners accounted for approximately 95% of our annual sales volume. We believe that our relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 15 years.
Our Power Partners play an important role in the development of our products by providing feedback integral to the development process and by securing “shelf space” for new products. Over the last ten years, the majority of our best-selling products have been developed with our Power Partners. We intend to continue to involve Power Partners in the development of our products in the future.

The top five states for the distribution of FGLIC’s products in the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017 were California, Florida, Michigan, Texas and New Jersey, which together accounted for 43% of FGLIC’s premiums.
Investments
We embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of fixed income interest-bearing securities.
Upon the closing of the Business Combination, FGLIC entered into an investment management agreement (the “ FGLIC Investment Management Agreement”) with Blackstone ISG-I Advisors L.L.C., a Delaware limited liability company (“BISGA”), and an indirect, wholly-owned subsidiary of The Blackstone Group L.P. (“Blackstone”). FGLIC appointed BISGA as investment manager ("Investment Manager") of FGLIC’s general account including the assets underlying the modified coinsurance agreement entered into with F&G Re (collectively, the “FGL Account”). BISGA has discretionary authority to manage the investment and reinvestment of the funds and assets of the FGL Account in accordance with the investment guidelines specified in the FGLIC Investment Management Agreement. Under the FGLIC Investment Management Agreement, it is expected that FGLIC will pay BISGA or its designee, from the assets of the FGL Account, the Management Fee which will equal 0.225% per annum during the first calendar year and 0.30% per annum thereafter. See "Note 14. Related Party Transactions" to the Company's consolidated financial statements for further details. Additionally, three subsidiaries of the Company in addition to FGLIC entered into  Investment Management Agreements with BISGA on substantially the same terms as the FGLIC Investment Management Agreement (the “Additional Investment Management Agreements” and collectively with the FGLIC Investment Management Agreement, the “Investment Management Agreements”).
BISGA manages the bulk of the investment portfolio. For certain asset classes, we utilize experienced third party companies. As of December 31, 2017 (Successor), 2% of our $22 billion fixed maturity investment portfolio was managed by FGL Holdings and 77% was managed by BISGA, with the remaining 21% balance managed by other third parties. Our investment strategy is designed to (i) achieve strong absolute returns, (ii) provide consistent yield and investment income, and (iii) preserve capital. We base all of our decisions on fundamental, bottom-up research, coupled with a top-down view that respects the cyclicality of certain asset classes.
Upon the closing of the Business Combination, BISGA appointed MVB Management, a newly-formed entity owned by affiliates of the Company’s Co-Executive Chairmen, as Sub-Adviser of the FGL Account pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”). Under the Sub-Advisory Agreement, the Sub-Adviser

will provide investment advisory services, portfolio review, and consultation with regard to the FGL Account (and the accounts of the other Company subsidiaries party to investment management agreements) and the asset classes and markets contemplated by the investment guidelines specified in the agreement, including such recommendations as the Investment Manager shall reasonably request. Payment or reimbursement of the subadvisory fee to the Sub-Adviser is solely the obligation of BISGA and is not an obligation of FGLIC or the Company. Subject to certain conditions, the Sub-Advisory Agreement cannot be terminated by BISGA unless FGLIC terminates the FGLIC Investment Management Agreement.
The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Additionally, we define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration (issuer and sector) risk, and caps on specific asset classes, which in turn establish conservative risk thresholds.
Our investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and commercial mortgage loans ("CMLs"). We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is our expectation that our investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. We also have a small amount of equity holdings through our funding arrangement with the Federal Home Loan Bank of Atlanta.
Portfolio Activity
Over the last year, we continued to work with our internal asset management team and third party asset managers to broaden the portfolio’s exposure to include United States dollar ("USD") denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS.
As a result of these portfolio repositionings, we currently maintain:

•	a well matched asset/liability profile (asset duration, including cash and cash equivalents, of 6.72 years vs. liability duration of 6.76 years); and

•	a large exposure to less rate-sensitive assets (16% of invested assets).
For further discussion of portfolio activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio”.
Derivatives
Our FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically based on the S&P 500 Index. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts based upon policyholders' contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the anniversary dates of the FIA contracts, the market index used to compute the annual index credit under the FIA contract is reset. At such time, we purchase new one-, two-, three-, or five-year call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s related reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of "Net investment gains (losses)". The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Outsourcing
We outsource the following functions to third-party service providers:

•	new business administration (date entry and policy issue only);

•	service of existing policies;

•	underwriting administration of life insurance applications;

•	call centers;

•	information technology development and maintenance;

•	investment accounting and custody; and

•	hosting of financial systems.
We closely manage our outsourcing partners and integrate their services into our operations. We believe that outsourcing such functions allows us to focus capital and our employees on our core business operations and perform differentiating functions, such as investment, actuarial, product development and risk management functions. In addition, we believe an outsourcing model provides predictable pricing, service levels and volume capabilities and allows us to benefit from technological developments that enhance our customer self-service and sales processes.
We outsource our new business and existing policy administration for annuity and life products to Transaction Applications Group, Inc. Under this arrangement, Transaction Applications Group, Inc. manages most of our call center and processing requirements. Our current agreement expires on December 31, 2021. Additionally, in August 2017, we partnered with Concentrix to administer a portion of our annuity new business processing and the servicing of these issued annuity contracts (administration and call center activities).
We have partnered with CRL-Plus (“CRL-Plus”) to implement our life insurance underwriting policies. Under the terms of the arrangement, CRL-Plus has assigned the Company a dedicated team of underwriters with appropriate professional designations and experience. Underwriting guidelines for each product are established by our Chief Underwriter in collaboration with our actuarial department. Our Chief Underwriter and actuarial department work closely with the applicable reinsurance company to establish or change guidelines. Adherence to underwriting guidelines is managed at a case level through monthly underwriting audits conducted by our Chief Underwriter as well as the CRL-Plus lead underwriter. Periodically, underwriting audits are conducted by our reinsurers. Our current agreement with CRL-Plus is reviewed annually. We believe that we have a good relationship with our principal outsource service providers.
Ratings
Our access to funding and our related cost of borrowing, the attractiveness of certain of our products to customers and requirements for derivatives collateral posting are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products.
As of the date of this filing, A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch"), Moody’s Investors Service ("Moody's") and S&P Global Ratings ("S&P") had issued credit ratings, financial strength ratings and/or outlook statements regarding us, as listed below. Following the completion of the merger with CF Corp., Fitch, Moody's and S&P initiated credit of financial strength ratings on FGL Holdings, CF Bermuda and F&G Re. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium or long term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. A developing outlook is assigned when a rating may be raised, lowered, or affirmed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a "stable" outlook to indicate that the rating is not expected to change, but a "stable" outlook does not preclude a rating agency from changing a rating at any time without notice.

The rating organizations may take various actions, positive or negative. Such actions are beyond the Company's control and the Company cannot predict what these actions may be and the timing thereof.

	A.M. Best	Fitch	Moody's	S&P
Company
FGL Holdings
Issuer Credit / Default Rating	Not Rated	BB+	Ba3	BB+
Outlook		Stable	Stable	Positive
CF Bermuda Holdings Limited
Issuer Credit / Default Rating	Not Rated	BB+	Ba2	BB+
Outlook		Stable	Stable	Positive
F&G Re Ltd
Issuer Credit / Default Rating	Not Rated	BBB	Baa2	BBB+
Outlook		Stable	Stable	Stable
Fidelity &Guaranty Life Holdings, Inc.
Issuer Credit / Default Rating	bb+	BB+	Not Rated	BB+
Outlook	Positive	Stable	Not Rated	Positive
Senior Unsecured Notes	bb+	BB	Ba2	BB+
Outlook	Positive	Stable	Stable
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	B++	BBB	Baa2	BBB+
Outlook	Positive	Stable	Stable	Stable
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	B++	BBB	Not Rated	BBB+
Outlook	Positive	Stable	Not Rated	Stable
*Reflects current ratings and outlooks as of date of filing
A.M. Best, Fitch, Moody’s and S&P review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See “Item 1A. Risk Factors”.

Potential Impact of a Ratings Downgrade
Under some International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying derivative contracts. Our current rating allows multiple counterparties the right to terminate ISDA agreements, at which time the counterparty would unwind existing positions for fair market value. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. As of December 31, 2017 (Successor), the amount due to the Company at risk for ISDA agreements which could be terminated based upon our current ratings was $492, which equals the fair value to us of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk”.
In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating, however are generally zero. As of December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor), $467, $381 and $128, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $25, $32 and $148 at December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor), respectively.

If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor), we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. A downgrade of the financial strength rating could also impact the Company's borrowing costs.
Risk Management
Risk management is a critical part of our business. We seek to assess risk to our business through a formalized process involving (i) identifying short-term and long-term strategic and operational objectives, (ii) development of risk appetite statements that establish what the company is willing to accept in terms of risks to achieving its goals and objectives, (iii) identifying the levers that control the risk appetite of the company, (iv) establishing the overall limits of risk acceptable for a given risk driver, (v) establishing operational risk limits that are aligned with the tolerances, (vi) assigning risk limit quantification and mitigation responsibilities to individual team members within functional groups, (vii) analyzing the potential qualitative and quantitative impact of individual risks, including but not limited to stress and scenario testing covering over 8 economic and insurance related risks, (viii) mitigating risks by appropriate actions and (ix) identifying, documenting and communicating key business risks in a timely fashion.
The responsibility for monitoring, evaluating and responding to risk is assigned first to our management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audit and the board of directors.
In compliance with the Risk Management and Own Risk and Solvency Assessment Model Act (ORSA), FGLIC submitted an ORSA report to the state regulators in November 2017 to provide risk management transparency and insight in the financial strength and long-term sustainability of the Companies.
 Reinsurance
We both cede reinsurance and assume reinsurance from other insurance companies. We use reinsurance to diversify risks, to manage loss exposures, to enhance our capital position, and to manage new business volume.
In instances where we are the ceding company, we pay a premium to a reinsurer in exchange for the reinsurer assuming a portion of our liabilities under the policies we issued and collect expense allowances in return for our administration of the ceded policies. Use of reinsurance does not discharge our liability as the ceding company because we remain directly liable to our policyholders and are required to pay the full amount of our policy obligations in the event that our reinsurers fail to satisfy their obligations. We collect reimbursement from our reinsurers when we pay claims on policies that are reinsured. In instances where we assume reinsurance from another insurance company, we accept, in exchange for a reinsurance premium, a portion of the liabilities of the other insurance company under the policies that the ceding company has issued to its policyholders.
We monitor the credit risk related to the ability of our reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, we generally diversify our exposures among many reinsurers and limit the amount of exposure to each based on financial strength ratings, which are reviewed at least quarterly. We are able to further manage risk via funds withheld arrangements.
See “Item 1A. Risk Factors” for further discussion of credit risk related to reinsurance agreements. A description of significant ceded reinsurance transactions appears below.
Wilton Re Transaction
On January 26, 2011, FGL entered into an agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”), pursuant to which Wilton agreed to cause Wilton Re, its wholly-owned subsidiary, to enter into certain coinsurance arrangements with FGLIC following the closing of the FGLH acquisition. Pursuant to the Commitment Agreement, Wilton Re has reinsured a 100% quota share of certain of FGLIC’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, as well as another block of FGLIC’s in-force traditional, universal life and IUL insurance policies.
Hannover Reinsurance Transaction
Effective January 1, 2017, the Company entered into a reinsurance agreement with Hannover Re, a third party reinsurer,  to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  Guaranteed Minimum Withdraw Benefit (“GMWB”) and Guaranteed Minimum Death Benefit (“GMDB”) secondary guarantees.  In accordance with the terms of this agreement, the Company cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. Effective July 1, 2017, the Company extended this agreement to include new business issued during 2017.
Reserve Facilities and Intercompany Reinsurance
The CARVM Facility
Life insurance companies operating in the United States must calculate required reserves for life and annuity policies based on statutory principles. These methodologies are governed by “Regulation XXX” (applicable to term life insurance policies), “Guideline AXXX” (applicable to universal life insurance policies with secondary guarantees) and the Commissioners Annuity Reserve Valuation Method, known as “CARVM” (applicable to annuities). Under Regulation XXX, Guideline AXXX and CARVM, insurers are required to establish statutory reserves for such policies that exceed economic reserves. The industry has reduced or eliminated redundancies thereby increasing capital using a variety of techniques including reserve facilities.
On October 5, 2012, FGLIC entered into a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company ("Raven Re"), a wholly-owned subsidiary of FGLIC (the “Raven Reinsurance Agreement”), pursuant to which FGLIC ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295 letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGLIC takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The letter of credit facility automatically reduces each calendar quarter by $6. As of December 31, 2017 (Successor), there was $110 available under the letter of credit facility. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2016 (Predecessor), Raven Re’s statutory capital and surplus was $24 in excess of the minimum level required under the Reimbursement Agreement.

Effective April, 1 2017, FGLIC and Raven Re amended the reinsurance treaty and related trust and letter of credit agreements to extend the term of the letter of credit which would have matured on September 30, 2017 (Predecessor). The amendments added additional in-force business to the reinsurance treaty (fixed indexed annuities without a guaranteed minimum withdrawal benefit rider and multi-year guarantee annuities (“MYGA”) issued between January 1, 2011 and December 31, 2016). No initial ceding commission was paid or received by FGLIC or Raven Re in connection with the cession of additional in-force business. No assets were transferred to or from FGLIC or Raven Re in connection with the cession of additional in-force business. The amendments extended the letter of credit for an additional five year period and reduced the face amount of the letter of credit at April 1, 2017 from $183 to $115. The facility may terminate earlier in accordance with the Reimbursement Agreement.
The Front Street Reinsurance Transactions
On December 31, 2012, following regulatory approval, FGLIC entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with FSRC, at the time, an indirectly wholly-owned subsidiary of the Company. Pursuant to the Cayman Reinsurance Agreement, FSRC reinsured a 10% quota share percentage of certain FGLIC annuity liabilities of approximately $1 billion and the funds withheld assets are $1 billion. Under the terms of the agreement, FSRC paid an initial ceding allowance of $15 which was determined to be fair and reasonable according to an independent third-party actuarial firm. The coinsurance agreement is on a funds withheld basis, meaning that funds are withheld by FGLIC from the coinsurance premium owed to FSRC as collateral for FSRC’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGLIC. See “Note 13. Reinsurance” to our audited consolidated financial statements. As of December 31, 2017 (Successor), ceded reserves are $1,035.
Effective September 17, 2014, FGLIC entered into a second reinsurance treaty with FSRC whereby FGLIC ceded 30% of any new business of its MYGA block of business on a funds withheld basis. This treaty was subsequently terminated as to new business effective April 30, 2015, but will remain in effect for policies ceded to FSRC with an effective date between September 17, 2014 and April 30, 2015.
As of December 31, 2017 (Successor), the reserves ceded as part of the reinsurance transactions are eliminated in the Consolidated Financial Statements. See “Note 14. Related Party Transactions” to our audited Consolidated Financial Statements.
F&G Re Transaction
F&G Re is our licensed reinsurer registered in Bermuda and subject to the Bermuda Insurance Act and the rules and regulations promulgated thereunder. F&G Re and FGLIC entered into a modified coinsurance treaty that effectively ceded 60% of FGLIC's inforce to F&G Re and provides the ability to cede new business to F&G Re. To capitalize F&G Re, FGLIC issued an extraordinary dividend of $665 to its non-insurance holding company parent, FGLH, who in turn issued a dividend to FGLUS, and FGLUS then used the funds to repay a short term loan from CF Bermuda. CF Bermuda then contributed the funds to F&G Re as a capital contribution. The $665 was primarily funded by a transfer of investments. See “Note 14. Related Party Transactions” to the Company's audited Consolidated Financial Statements. In addition to the extraordinary dividend, F&G Re received a $85 capital dividend from its parent, CF Bermuda.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk and Counterparty Risk”.
Regulation
Overview
FGLIC, FGLICNY and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGLIC does business throughout the United States, except for New York. FGLICNY only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGLIC under the CARVM Treaty. Following its redomestication from Maryland to Iowa, FGLIC’s principal insurance regulatory authority is the IID. State insurance departments throughout the United States also monitor FGLIC’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGLICNY, which is domiciled and licensed in New York. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors and shareholders of those insurers. Many of the laws and regulations to which FGLIC and FGLICNY are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by and rates used by FGLIC and FGLICNY must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGLIC’s and FGLICNY’s income from the sale of such products, as well as the assets upon which FGLIC and FGLICNY earn investment income. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974 ("ERISA").

State insurance authorities have broad administrative powers over FGLIC and FGLICNY with respect to all aspects of the insurance business including:

•	licensing to transact business;

•	licensing agents;

•	prescribing which assets and liabilities are to be considered in determining statutory surplus;

•	regulating premium rates for certain insurance products;

•	approving policy forms and certain related materials;

•	determining whether a reasonable basis exists as to the suitability of the annuity purchase recommendations producers make;

•	regulating unfair trade and claims practices;

•	establishing reserve requirements and solvency standards;

•	regulating the amount of dividends that may be paid in any year;

•
regulating the availability of reinsurance or other substitute financing solutions, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers or other substitute financing solutions;

•

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; and

•	regulating the type, amounts, and valuations of investments permitted, transactions with affiliates, and other matters.
Financial Regulation
State insurance laws and regulations require FGLIC, FGLICNY and Raven Re to file reports, including financial statements, with state insurance departments in each state in which they do business, and their operations and accounts are subject to examination by those departments at any time. FGLIC, FGLICNY and Raven Re prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.
The National Association of Insurance Commissioners ("NAIC") has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGLIC’s or FGLICNY’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGLIC and FGLICNY to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGLIC’s or FGLICNY’s practices that may, in some cases, limit their ability to grow and improve profitability.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states.
The Maryland Insurance Administration (“MIA”) completed a routine financial examination of FGLIC for the three-year period ended December 31, 2012, and found no material deficiencies and proposed no adjustments to the financial statements as filed. FGLIC has been informed that the IID will conduct a routine exam in 2018 for the 5 year period ending 2017. The NYDFS completed a routine financial examination of FGL NY for the three-year period ended December 31, 2009, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS is in the process of completing a routine financial examination of FGLICNY for the three-year periods ended December 31, 2012. The Vermont Department of Financial Regulation has completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. It found no material deficiencies and proposed no adjustments to the financial statements as filed.
Dividend and Other Distribution Payment Limitations
The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGLIC and FGLICNY, respectively. Each year, FGLIC and FGLICNY may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of the Iowa Insurance Commissioner (“Iowa Commissioner”) or the NYDFS, respectively. However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGLIC and FGLICNY must provide advance written notice to the Iowa Commissioner or the NYDFS, respectively.
Pursuant to an order issued by the Iowa Commissioner on November 28, 2017 in connection with the approval of the Merger Agreement, FGLIC shall not pay any dividend or other distribution to shareholders prior to November 28, 2021 without the prior approval of the Iowa Commissioner. Additionally, F&G Re will not, for a period of three (3) years from November 28, 2017, declare, set aside or distribute any dividends or distributions other than solely (a) dividends or distributions that would be permitted in accordance with Section 521A.5(3) of the Iowa Code if F&G Re were a life insurance company domesticated in Iowa, upon prior written notice to the Iowa Commissioner, but limited only to the amount necessary to service interest payments on outstanding indebtedness and other obligations of CF Bermuda and FGLH, and (b) dividends or distributions upon written notice to, and with the prior written approval of, the Iowa Commissioner.
Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGLIC’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGLIC (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year.
Dividends in excess of FGLIC’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGLIC’s surplus and financial condition generally and whether the payment of the dividend will cause FGLIC to fail to meet its required RBC ratio. Dividends may only be paid out of statutory earned surplus.
In recent calendar years, the Company's insurance subsidiaries have had the dividend capacity and paid dividends to us as set forth in this table:

	2017	2016	2015	2014	2013
FGLIC ordinary dividend capacity	$132	$124	$121	$124	$106
FGLIC ordinary dividends paid	25	—	—	—	40
F&G Re dividend capacity	201	—	—	—	—
FSRC dividend capacity	66	—	—	—	—
Any payment of dividends by FGLIC is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGLIC, which must consider various factors, including general economic and business conditions, tax considerations, FGLIC’s strategic plans, financial results and condition, FGLIC’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGLIC considers relevant. For example, payments of dividends could reduce FGLIC’s RBC and financial condition and lead to a reduction in FGLIC’s financial strength rating. See “Item 1A. Risk Factors-Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make our products less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations”.
FGLICNY has historically not paid dividends. In 2012, FGLICNY paid a $4 dividend to FGLIC after a determination that, as a result of capital contributions by FGLIC, FGLICNY was overcapitalized.
See "Item 1. Business-Bermuda Regulatory Framework-Restrictions on Dividends and Distributions" and "Item 1. Business-Cayman Islands Regulation" for further discussion on Bermuda and Cayman Island, respectively, dividend limitations that impact F&G Re and FSRC.

 Surplus and Capital
FGLIC and FGLICNY are subject to the supervision of the regulators in states where they are licensed to transact business. Regulators have discretionary authority in connection with the continuing licensing of these entities to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such entities have not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.
Risk-Based Capital
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. In general, RBC is calculated by applying factors to various asset, premium and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statements filed with insurance regulators, the RBC ratios for FGLIC and FGLICNY each exceeded the minimum RBC requirements.
It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve our financial strength ratings. Our historical RBC ratios for FGLIC are presented in the table below. See “Item 1A. Risk Factors-Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations”.

RBC Ratio
As of:
December 31, 2017	499%
December 31, 2016	412%
December 31, 2015	401%
December 31, 2014	388%
December 31, 2013	423%
December 31, 2012	406%
See "Item 1. Business-Bermuda Regulatory Framework-ECR and Bermuda Solvency Capital Requirements" for discussing on Bermuda regulatory requirements that impact F&G Re.
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2017 (Successor), FGLIC had two ratios outside the usual range.  FGLICNY and Raven Re each had four ratios outside the usual range.  The IRIS ratio for change in reserving for both FGLIC and FGLICNY was outside the usual range.  The IRIS ratio for change in premium for both FGLICNY and Raven Re was outside the usual range.  In addition, Raven Re’s IRIS ratio for adequacy of investment income also fell outside the usual range.
In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGLIC, FGLICNY and Raven Re are not currently subject to regulatory restrictions based on these ratios.
Insurance Reserves
State insurance laws require insurers to analyze the adequacy of reserves. The respective appointed actuaries for FGLIC, FGLICNY and Raven Re must each submit an opinion on an annual basis that their respective reserves, when considered in light of the respective assets FGLIC, FGLICNY and Raven Re hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGLIC, FGLICNY and Raven Re. FGLIC, FGLICNY and Raven Re have filed all of the required opinions with the insurance departments in the states in which they do business.
Credit for Reinsurance Regulation
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer which is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract. Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the reserves which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such reserves. In addition, on January 1, 2014, the NAIC Model Credit for Reinsurance Act became effective in Iowa, which adds the concept of “certified reinsurer”, whereby a ceding insurer may take financial statement credit for reinsurance provided by an unaccredited and unlicensed reinsurer which has been certified by the Iowa Commissioner. The Iowa Commissioner certifies reinsurers based on several factors, including their financial strength ratings, and imposes collateral requirements based on such factors. FGLIC and FGLICNY are subject to such credit for reinsurance rules in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers which are neither licensed nor accredited in Iowa and New York, respectively.
Insurance Holding Company Regulation
As the parent company of FGLIC and the indirect parent company of FGLICNY, we and entities affiliated for purposes of insurance regulation are subject to the insurance holding company laws in Iowa and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between insurers and affiliates within the holding company system are subject to regulation and must be fair and reasonable, and may require prior notice and approval or non-disapproval by its domiciliary insurance regulator.
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of FGL Holdings, CF Bermuda, F&G Re, FGLH, FGLIC or FGLICNY unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of our voting securities or that of FGL Holdings, CF Bermuda, F&G Re, FGLH, FGLIC or FGLICNY without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
Insurance Guaranty Association Assessments
Each state has insurance guaranty association laws under which insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. Although no prediction can be made as to the amount and timing of any future assessments under these laws, FGLIC and FGLICNY have established reserves that they believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGLIC and FGLICNY must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGLIC is currently the subject of four ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGLIC to devote significant resources to the management of such examinations. FGLIC does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
Regulation of Investments
FGLIC and FGLICNY are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGLIC and FGLICNY as of December 31, 2017 (Successor) complied in all material respects with such regulations.
Bermuda Regulation
F&G Re is a Bermuda exempted company incorporated under the Companies Act 1981, as amended (the “Companies Act”) and is registered as a Class C insurer under the Insurance Act 1978, as amended, and its related regulations (the “Insurance Act”). FSR is a Bermuda exempted company incorporated under the Companies Act and is registered as a Class C insurer under the Insurance Act. Each of F&G Re and FSR are regulated by the BMA.
The Insurance Act provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose at any time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.
The BMA has enacted various legislative and regulatory amendments to the Insurance Act to aid in Bermuda’s achievement of regulatory equivalence with that of the European Commission’s Solvency II framework in relation to commercial insurance entities. Bermuda has been awarded full equivalence for commercial insurers under Europe’s Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016. The Insurance Amendment Act 2015 (No. 2) (“Act No. 2”) and the Insurance Amendment Act 2015 (No. 3) (“Act

No. 3”) were proposed during 2015 as part of the BMA’s objective of receiving Solvency II equivalency. Act No. 2 and Act No. 3 were approved by the Bermuda Parliament with the majority of the changes becoming operative on January 1, 2016. Act No. 2 and Act No. 3 materially amend the Insurance Act including to: (i) require certain classes of insurers (including each of F&G Re and FSR) to maintain their head offices in Bermuda; (ii) require insurers to notify the BMA of any reduction or disposal of shares taking a shareholder controller below 10%, 20%, 33% or 50%; (iii) permit certain classes of insurers to submit condensed audited GAAP financial statements; and (iv) establish the minimum criteria of matters of material significance whereby the approved auditor is required to provide written notice to the BMA of those matters that would impact the BMA’s discharge of its functions under the Insurance Act. The Act No. 3 also materially amends the items and the content of the documents to be submitted as part of the required statutory financial returns for Class C insurers carrying on long-term business, pursuant to the Insurance Accounts Rules 2016. The Insurance (Prudential Standards) (Class C, Class D and Class E Solvency Requirement) Amendment Rules 2015 effective as of January 1, 2016 expands the prudential standards of the Insurance Act to generally include the requirement of insurers to meet regulatory capital and reporting requirements on a statutory economic capital and surplus basis. Further amendments to the Insurance Act provide that all insurers are now required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer and all insurers, on an annual basis, are now required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration. The Insurance (Public Disclosure) Rules 2015 requires all Class C insurers to produce and publish a Financial Condition Report on their website, or provide a copy to the public on request if they do not have a website, as part of its annual Bermuda Capital and Solvency requirement. The Financial Condition Report provides particulars on the business performance, governance structure, risk profile, solvency valuation, and capital management of the insurer.
The Bermuda Insurance Code of Conduct (the “Bermuda Insurance Code”), which is a codification of best practices for insurers provided by the BMA, was also amended in 2015 and all insurers had to be in compliance by December 31, 2015. Substantive revisions to the Bermuda Insurance Code included a new requirement for the board of an insurer to ensure that its insurance manager is both fit and able to carry out its duties to ensure that the insurer operates in a prudent manner and a clarification that only limited purpose insurers will be allowed to outsource the CEO and senior executive roles to an insurance manager.
The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance and reinsurance companies. As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer or reinsurer is used to determine the limitations and specific requirements that may be imposed. Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of audited financial statements, and, as appropriate, meeting with senior management during onsite visits.
Bermuda Regulatory Framework
The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Principal Representative, Head and Principal Office. Every registered insurer or reinsurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda, subject to certain prescribed requirements under the Insurance Act. Further, any registered insurer that is a Class C insurer or above is required to maintain a head office in Bermuda and direct and manage its insurance business from Bermuda. The 2015 amendments to the Insurance Act provided that in considering whether an insurer satisfies the requirements of having its head office in Bermuda, the BMA may consider (a) where the underwriting, risk management and operational decision making occurs; (b) whether the presence of senior executives who are responsible for, and involved in, the decision making are located in Bermuda; and (c) where meetings of the board of directors occur. The BMA will also consider (a) the location where management meets to effect policy decisions; (b) the residence of the officers, insurance managers or employees; and (c) the residence of one or more directors in Bermuda. Additionally, the BMA may look to the location of the insurance manager for determining whether a head office is in Bermuda.
For the purpose of the Insurance Act, each of F&G Re’s and FSR’s principal office is their respective executive offices at Sterling House, 16 Wesley Street, Hamilton HM CX, Bermuda. F&G Re has appointed and approved

Marsh Management Services (Bermuda) Ltd. as its principal representative. FSR has appointed and approved Will Rinehimer as its principal representative. The principal representative has statutory reporting duties under the Insurance Act for certain reportable events, such as threatened insolvency or non-compliance with the Insurance Act or with a condition or restriction imposed on an insurer.
Approved Actuary. Generally, a Class C insurer is required to submit annually an opinion of its approved actuary with its financial statements and return in respect of the insurer’s economic balance sheet technical provisions and a certificate as to the amount of the insurer’s liabilities outstanding on account of its long-term business. However, an insurer may file an application under the Insurance Act to waive the aforementioned requirements.
Annual Statutory Financial Statements and Return; Independent Approved Auditor. The Insurance Act generally requires all insurers to: (i) prepare annual statutory financial statements and returns; (ii) submit a declaration certifying compliance with the minimum criteria applicable to it including the minimum margin of solvency, enhanced capital requirements and any restrictions or conditions imposed on its license; and (iii) appoint an independent auditor who will annually audit and report on such financial statements and returns.
The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor. The approved auditor is required to issue written notice to the BMA of matters of material significance for the discharge of the BMA’s functions as established under the Insurance Act. An insurer may file an application under the Insurance Act to have the requirement to file audited statutory financial statements annually with the BMA waived. Each of F&G Re’s and FSR’s independent auditor has been approved by the BMA.
Minimum Solvency Margin. The Insurance Act provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.
The minimum solvency margin that must be maintained by a Class C insurer is the greater of: (i) $500,000; (ii) 1.5% of assets; and (iii) 25% of that insurer’s enhanced capital requirement (“ECR”). An insurer may file an application under the Insurance Act to waive the aforementioned requirements.
ECR and Bermuda Solvency Capital Requirements (“BSCR”). Class C insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable ECR, which is established by reference to either the applicable BSCR model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class C insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system. An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived.
Restrictions on Dividends and Distributions. In addition to the requirements under the Companies Act (as discussed below), the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Re and FSR without prior regulatory approval.
Each of F&G Re and FSR is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, or ECR, or if the declaration or payment of such dividend would cause such breach. Additionally, annual distributions that would result in a reduction of the insurer’s prior year-end balance of statutory capital and surplus by more than 25% also requires the prior approval of the BMA.
If F&G Re or FSR were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, as Class C insurers, each of F&G Re and FSR must: (i) not make any payment from its long-term business fund for any purpose other than a purpose of the insurer’s long-term business, except in so far as such payment can be made out of any surplus certified by the insurer’s approved actuary to be available for distribution otherwise than to policyholders; and (ii) not declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund, as certified by the insurer’s approved actuary, exceeds the extent (as to certified) of the liabilities of the insurer’s long-term business. In the event a dividend complies with the above, each of F&G Re and FSR must ensure the amount of any such dividend does not exceed the aggregate of (i) that excess and (ii) any other funds properly available for the payment of dividend, being funds arising out of business of the insurer other than long-term business.
The Companies Act also limits F&G Re’s and FSR’s ability to pay dividends and make distributions to its shareholders. Each of F&G Re and FSR is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.
Reduction of Capital.   Each of F&G Re and FSR may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital.
Cayman Islands Regulation
FSRC is licensed as a class B insurer only in the Cayman Islands by the Cayman Islands Monetary Authority (“CIMA”) and it does not intend to obtain a license in any other jurisdiction. The suspension or revocation of FSRC’s license to do business as a reinsurance company in the Cayman Islands for any reason would mean that it would not be able to enter into any new reinsurance contracts until the suspension ended or it became licensed in another jurisdiction. Any such suspension or revocation of its license would negatively impact its reputation in the reinsurance marketplace and could have a material adverse effect on its results of operations.
As a regulated insurance company, FSRC is subject to the supervision of CIMA and CIMA may at any time direct FSRC, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.
The laws and regulations of the Cayman Islands require that, among other things, FSRC maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that FSRC is subject to may also restrict the ability of FSRC to write insurance and reinsurance policies, make certain investments and distribute funds. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject it to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.
Privacy Regulation
Our operations are subject to certain federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of such information. These laws and regulations require notice to affected individuals, law enforcement agencies, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Our operations are also subject to certain federal regulations that require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. In addition, our ability to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers and our uses of certain personal information, including consumer report information, are regulated. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.
FIAs
In recent years, the U.S. Securities and Exchange Commission ("SEC") and state securities regulators have questioned whether FIAs, such as those sold by us, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products, any of which may impose significant restrictions on our ability to conduct operations as currently operated. Under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. We expect that the types of FIAs FGLIC and FGLICNY sell will meet these requirements and therefore are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs.
The Dodd-Frank Act
The Dodd-Frank Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to us, our competitors or those entities with which we do business, including, but not limited to:

•	the establishment of federal regulatory authority over derivatives;

•	the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms;

•	the establishment of the Federal Insurance Office;

•	changes to the regulation of broker dealers and investment advisors;

•	changes to the regulation of reinsurance;

•	changes to regulations affecting the rights of shareholders;

•	the imposition of additional regulation over credit rating agencies;

•

•	the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity; and

•	the clearing of derivative contracts.
Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules or regulations, some of which have been implemented. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, us, our competitors or those entities with which we do business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact us in many ways, including, but not limited to:

•	placing us at a competitive disadvantage relative to our competition or other financial services entities;

•	changing the competitive landscape of the financial services sector or the insurance industry;

•	making it more expensive for us to conduct our business;

•	requiring the reallocation of significant company resources to government affairs;

•	increasing our legal and compliance related activities and the costs associated therewith; or

•	otherwise having a material adverse effect on the overall business climate as well as our financial condition and results of operations.
Until various studies are completed and final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on investments, investment activities and insurance and annuity products of FGLIC and FGLICNY remains unclear.
ERISA
We may offer certain insurance and annuity products to employee benefit plans governed by ERISA and/or the Code, including group annuity contracts designated to fund tax-qualified retirement plans. ERISA and the Code provide (among other requirements) standards of conduct for employee benefit plan fiduciaries, including investment managers and investment advisers with respect to the assets of such plans, and holds fiduciaries liable if they fail to satisfy fiduciary standards of conduct.
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The rule provides that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account

(“IRA”) are fiduciaries of that plan or IRA. The rule expands the definition of fiduciary under ERISA to apply to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption, either the newly introduced Best Interest Contract Exemption (BICE) or amended PTE 84-24. When fully implemented, BICE would apply to fixed indexed annuities and amended PTE 84-24 would apply to fixed rate annuities. The rule and exemptions have been the subject of much controversy and various actions have been taken by DOL to delay and reconsider aspects of the rule and exemptions. The rule took effect June 2016 and was scheduled to become applicable in April 2017 but the “applicability date" was delayed by DOL for 60 days from April 10, 2017 to June 9, 2017. DOL also acted to delay many aspects of the prohibited transaction exemption requirements during a transition period from June 9, 2017 to January 1, 2018 provided the agent (and if applicable, financial institution) comply with “impartial conduct standards.” The impartial conduct standards essentially require the sale to be in the “best interest” of the client, misleading statements not be made, and compensation be reasonable. More recently, DOL has extended the transition period to July 1, 2019. Industry continues its efforts to overturn the rule in court actions and Congress continues to consider related legislation but the success or failure of these efforts cannot be predicted. Assuming the rule is not overturned and the requirements of the exemptions were to be implemented fully, the impact on the financial services industry generally and on the Company and its business in particular is difficult to assess. We believe however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition. FGLIC will continue to monitor developments closely and believes it is prepared to execute implementation plans as necessary to meet the rule and exemption requirements on the requisite applicability dates.
Employees
As of December 31, 2017 (Successor), the Company had 304 employees. We believe that we have a good relationship with our employees.
FGL Holdings Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available, free of charge, on or through the “Investor Relations” portion of our Internet website http://www.fglife.bm. The public may read and copy any materials that the Company has filed with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Reports filed with or furnished to the SEC will also be available as soon as reasonably practicable after they are filed with or furnished to the SEC and are available over the Internet at the SEC's website at http: // www.sec.gov .
FSR Companies
FSRC is an exempted company incorporated under the laws of the Cayman Islands and subsidiary of FGL Holdings. FSR, a Bermuda company, was formed in March 2010 to act as a long-term reinsurer. FSRC was formed in the Cayman Islands and on October 24, 2012, received from the Cayman Islands Monetary Authority a license to carry on business as an Unrestricted Class “B” Insurer that permits FSRC to conduct offshore direct and reinsurance business. FSR and FSRC are parties to reinsurance transactions.
Strategy
The FSR Companies were formed with the intention of building a flexible and diversified portfolio of life and annuity reinsurance treaties. FSRC may also conduct hedging and other investment activities. FSR has not entered into any reinsurance agreements as of December 31, 2017.
Competition
The reinsurance industry is highly competitive. The FSR Companies compete with major reinsurers, most of which are well established and have significant operating histories, strong financial strength ratings and long-

standing client relationships. The FSR Companies’ competitors include Athene Life Re Ltd., Global Atlantic Financial Group Limited, Guggenheim Life and Annuity Company, Reinsurance Group of America, Incorporated, Legal & General Reinsurance Company Ltd., and Resolution Life Holdings, Inc., as well as smaller companies and other niche reinsurers. The FSR Companies operate in a highly competitive industry, which could limit its abilities to gain or maintain its respective position in the industry and could materially adversely affect its business, financial condition and results of operations.
Employees
As of December 31, 2017, the FSR Companies had one employee, which was not represented by a labor union or covered by a collective bargaining agreement. The FSR Companies believes that its overall relationship with its employee is good.

Item 1A. Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could have a material adverse effect on our business, financial condition, results of operations or stock price. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition.
Risks relating to economic conditions, market conditions and investments
Conditions in the economy generally could adversely affect our business, results of operations and financial condition.
Our results of operations are materially affected by conditions in the U.S. economy. Adverse economic conditions may result in a decline in revenues and/or erosion of our profit margins. In addition, in the event of extreme prolonged market events and economic downturns we could incur significant losses. Even in the absence of a market downturn we are exposed to substantial risk of loss due to market volatility.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, negative investor sentiment and lower consumer spending, the demand for our insurance products could be adversely affected. Under such conditions, we may also experience an elevated incidence of policy lapses, policy loans, withdrawals and surrenders. In addition, our investments, including investments in mortgage-backed securities, could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.
Concentration in certain states for the distribution of our products may subject us to losses attributable to economic downturns or catastrophes in those states.
Our top five states for the distribution of our products are California, Texas, Florida, New Jersey and Michigan. Any adverse economic developments or catastrophes in these states could have an adverse impact on our business.
Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations and cash flows
Interest rate risk is a significant market risk as our business involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. For the past several years interest rates have remained at or near historically low levels. The prolonged period of low rates exposes us to the risk of not achieving returns sufficient to meet our earnings targets and/or our contractual obligations. Furthermore, low or declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities, creating asset and liability duration mismatches and increasing the risk of having to reinvest assets at yields below the amounts required to support our obligations. Lower interest rates may also result in decreased sales of certain insurance products, negatively impacting our profitability from new business.
During periods of increasing interest rates we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contractholders) thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as privately placed senior notes (“the Private Senior Notes”) which could have a material adverse effect on our business, financial condition and results of operations. The Private Senior Notes represented approximately 1% of the value of our invested assets as of

December 31, 2017. If we require significant amounts of cash on short notice, we may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize. We have developed and maintain asset liability management (“ALM”) programs and procedures designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
Fixed maturities that are classified as available-for-sale (‘‘AFS’’) are reported on the consolidated statements of financial position at fair value. Rising interest rates would cause a decrease in the value of financial assets held at fair value on our consolidated balance sheets. Unrealized gains or losses on AFS securities are recognized as a component of accumulated other comprehensive income (‘‘AOCI’’) and are, therefore, excluded from net income. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment).
We may experience spread income compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity. Our expectation for future spread income is an important component in amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) under U.S. GAAP. Significant reductions in spread income may cause us to accelerate DAC and VOBA amortization. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
Equity market volatility could negatively impact our business.
The estimated cost of providing GMWB associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net income. The rate of amortization of DAC and VOBA relating to FIA products could also increase if equity market performance is worse than assumed and have a materially adverse impact on our results of operations and financial condition.
Our investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
Our invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in our investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities we own to default on either principal or interest payments. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within our investment portfolio.
The value of our mortgage-backed and commercial mortgage loan investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific economic trends affecting the overall default rate. We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have an adverse effect on our business, results of operations and financial condition.
We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or we have purchased call options.
Our insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition and results of operations. We regularly monitor the credit rating and performance of Wilton Re as they represent our largest reinsurance counterparty exposure. See “Business- Reinsurance-Wilton Re Transaction”.
We are also exposed to credit loss in the event of non-performance by our counterparties on call options. We seek to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions. There can be no assurance we will not suffer losses in the event of counterparty non-performance. See "Note 5. Derivative Financial Instruments" to our audited Consolidated Financial Statements for the balances of collateral posted by our counterparties and further discussion of credit risk.
The market price of our ordinary shares may be volatile and could decline impairing our ability to raise capital.
The market price of our ordinary shares may fluctuate significantly in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, various factors that could affect our stock price are:

•	domestic and international political and economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance, incomplete research and reports by industry analysts, or misleading or unfavorable research about our business;

•	action by institutional shareholders or other large shareholders, including sales of large blocks of ordinary shares;

•	speculation in the press or investment community;

•	changes in investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	changes in our capital structure, such as future sales of our ordinary shares or other securities;

•	future offerings of debt or equity securities that rank senior to our ordinary shares;

•	changes in applicable laws, rules or regulations, regulatory actions affecting us and other dynamics; and

•	additions or departures of key personnel.
Risks relating to estimates, assumptions and valuations
The pattern of amortizing our DAC, Deferred Sales Inducements (“DSI”), and VOBA balances relies on assumptions and estimates made by management. Changes in these assumptions and estimates could impact our results of operations and financial condition.
Amortization of our DAC, DSI and VOBA balances depends on the actual and expected profits generated by the respective lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality, and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of these balances will vary from period to period. Any difference in actual experience versus expected results could require us to, among other things, accelerate the amortization of DAC, DSI and VOBA which would reduce profitability for such lines of business in the current period.
For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates”.
Our valuation of investments and the determinations of the amounts of allowances and impairments taken on our investments may include methodologies, estimates and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition.
Fixed maturities, equity securities and derivatives represent the majority of total cash and invested assets reported at fair value on our consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Expectations that our investments will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process and on assumptions a market participant would use in determining the current fair value.
The determination of other than temporary impairment ("OTTI") varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Our management considers a wide range of factors about the instrument issuer (e.g., operations of the issuer, future earnings potential) and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. Such evaluations and assessments require significant judgment and are revised as conditions change and new information becomes available. Additional impairments may need to be taken in the future, and the ultimate loss may exceed management’s current estimate of impairment amounts.
The value and performance of certain of our assets are dependent upon the performance of collateral underlying these investments. It is possible the collateral will not meet performance expectations leading to adverse changes in the cash flows on our holdings of these types of securities.
See "Note 4 Investments" to our audited Consolidated Financial Statements for additional information about our investment portfolio.
Change in our evaluation of the recoverability of our deferred tax assets could adversely affect our results of operations and financial condition.
Deferred tax assets and liabilities are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates expected to be in effect during the years in which the basis differences reverse. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. We are required to evaluate the recoverability of our deferred tax assets each quarter and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realizable. In determining the need for a valuation allowance, we consider many factors, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and implementation of any feasible and prudent tax planning strategies management would employ to realize the tax benefit. See the “Federal Regulation” section of the risk factor “Our business is highly regulated and subject to numerous legal restrictions and regulations” for further discussion on tax impact.
Based on our current assessment of future taxable income, including available tax planning opportunities, we anticipate it is more-likely-than-not that we will generate sufficient taxable income to realize all of our deferred tax assets as to which we do not have a valuation allowance. If future events differ from our current assumptions, the valuation allowance may need to be increased, which could have a material adverse effect on our results of operation and financial condition.
We may face losses if our actual experience differs significantly from our reserving assumptions.
Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting rates for our products and establishing liabilities for future life insurance and annuity policy benefits and claims. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may reduce our profitability and impact our financial strength.
We have minimal experience to date on policyholder behavior for our GMWB products which we began issuing in 2008. If emerging experience deviates from our assumptions on GMWB utilization, it could have a significant effect on our reserve levels and related results of operations.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates”.
Legal, regulatory and tax risks
Our business is highly regulated and subject to numerous legal restrictions and regulations.
State insurance regulators, the NAIC and federal regulators continually reexamine existing laws and regulations and may impose changes in the future. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies, increase our claims exposure on policies we issued previously and adversely affect our profitability and financial strength. We are also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result in, among other things, suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action, which could materially harm our results of operations and financial condition.
We cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on us if enacted into law. In addition, because our activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on us as compared to other more diversified insurance companies. See section titled “Regulation” in Item 1 for further discussion of the impact of regulations on our business.
State Regulation
Our business is subject to government regulation in each of the states in which we conduct business and is concerned primarily with the protection of policyholders and other customers rather than shareholders. Such regulation is vested in state agencies having broad administrative and discretionary authority, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers and capital adequacy. At any given time, we and our insurance subsidiaries may be the subject of a number of ongoing financial or market conduct, audits or inquiries. From time to time, regulators raise issues during such examinations or audits that could have a material impact on our business.
We have received inquiries from a number of state regulatory authorities regarding our use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. We have established procedures to periodically compare our in-force life insurance and annuity policies against the Death Master File or similar databases; investigate any identified potential matches to confirm the death of the insured; and determine whether benefits are due and attempt to locate the beneficiaries of any benefits due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. We believe we have established sufficient reserves with respect to these matters; however, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be identified which could be significant and could have a material adverse effect on our results of operations.
Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. We cannot predict the amount or timing of any such future assessments and therefore the liability we have established for these potential assessments may not be adequate. In addition, regulators may change their interpretation or application of existing laws and regulations such as the case with broadening the scope of carriers that must contribute towards Long Term Care insolvencies.
NAIC
Although our business is subject to regulation in each state in which we conduct business, in many instances the state regulatory models emanate from the NAIC. Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to cyber security regulations, best interest standards, RBC and life insurance reserves.
On June 10, 2016, the NAIC formally approved principle-based reserving for life insurance products with secondary guarantees, with an effective date of January 1, 2017. A three year transition period is available which delays application of the new guidance until January 1, 2020. Additionally, various statutory accounting guidance is being evaluated, including investment value of insurance subsidiaries.
Our insurance subsidiaries are subject to minimum capitalization requirements based on RBC formulas for life insurance companies that establish capital requirements relating to insurance, business, asset, interest rate and certain other risks. Changes to statutory reserve or risk-based capital requirements may increase the amount of reserves or capital our insurance companies are required to hold and may impact our ability to pay dividends. In addition, changes in statutory reserve or risk-based capital requirements may adversely impact our financial strength ratings. Changes currently under consideration include adding an operational risk component, factors for asset credit risk, and group wide capital calculations. See the risk factor entitled “A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations” for a discussion of risks relating to our financial strength ratings.

DOL “Fiduciary” Rule
A significant portion of our annuity sales are to IRAs. The DOL “fiduciary” rule applies to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption, either the newly introduced BICE or amended PTE 84-24. Assuming the rule is not overturned and the requirements of the exemptions were to be implemented fully, the impact on the financial services industry generally and on the Company’s business is difficult to assess. We believe however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition. FGLIC will continue to closely monitor developments including NAIC and state specific regulations and believes it is prepared to execute implementation plans as necessary to meet the rule and exemption requirements on the requisite applicability dates.
See “Regulation” section of Item 1. Business for further discussion on the DOL “fiduciary” rule.
Bermuda and Cayman Islands Regulation
Our business is subject to regulation in Bermuda and the Cayman Islands, including the BMA and the Cayman Islands Monetary Authority. These regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or new products and services we may wish to offer in the future.
In particular, our reinsurance subsidiary F&G Re is registered in Bermuda under the Bermuda Insurance Act and subject to the rules and regulations promulgated thereunder. The BMA has sought regulatory equivalency, which enables Bermuda’s commercial insurers to transact business with the EU on a “level playing field.” In connection with its initial efforts to achieve equivalency under the European Union’s Directive (2009/138/EC) (“Solvency II”), the BMA implemented and imposed additional requirements on the companies it regulates. The European Commission (the “EC”) granted Bermuda’s commercial insurers full equivalence in all areas of Solvency II for an indefinite period of time effective March 24, 2016, and applies from January 1, 2016.
Additionally, changes to applicable Bermuda laws and regulations regarding dividends or distributions from our subsidiaries to us could adversely affect us. All Bermuda companies must comply with the provisions of the Companies Act regulating the payment of dividends and distributions from contributed surplus. Under Bermuda’s Companies Act 1981, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if the company has reasonable grounds for believing that it is or will after the payment be unable to pay its liabilities as they become due or the realizable value of the company’s assets would thereby be less than its liabilities. As F&G Re is a licensed reinsurer and regulated by the BMA, it is additionally required to comply with the provisions of the Bermuda Insurance Act regarding payments of dividends and distributions. Under the Bermuda Insurance Act, an insurer is prohibited from declaring or paying a dividend if in breach of its Enhanced Capital Requirement (“ECR”) or Minimum Margin of Solvency (“MMS”) or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its solvency margin on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
Changes in federal or state tax laws may affect sales of our products and profitability.
The annuity and life insurance products that we market generally provide the policyholder with certain federal income or state tax advantages. For example, federal income taxation on any increases in non-qualified annuity contract values (i.e., the “inside build-up”) is deferred until it is received by the policyholder. Non-qualified annuities are annuities that are not sold to a qualified retirement plan or in the form of a qualified contract such as an IRA. With other savings investments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits and the inside build-up under life insurance contracts are generally exempt from income tax or tax deferred.
From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance policies. Additionally, insurance products, including the tax favorable features of these products, generally must be approved by the insurance regulators in each state in which they are sold. This review could delay the introduction of new products or impact the features that provide for tax advantages and make such products less attractive to potential purchasers. If legislation were enacted to eliminate the tax deferral for annuities or life insurance policies, such a change would have a material adverse effect on our ability to sell non-qualified annuities or life insurance policies.
Changes in tax law may adversely affect us and/or our shareholders.
From time to time, the United States, as well as foreign, state and local governments, consider changes to their tax laws that may affect our future results of operations and financial condition. Also, the Organization for Economic Co-operation and Development has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Changes to tax laws could increase their complexity and the burden and costs of compliance. Additionally, such changes could also result in significant modifications to the existing transfer pricing rules and could potentially have an impact on our taxable profits as such legislation is adopted by participating countries.

We are incorporated in the Cayman Islands and maintain subsidiaries or offices in the United States, Bermuda and the Cayman Islands. Taxing authorities, such as the IRS, actively audit and otherwise challenge these types of arrangements. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure. Responding to or defending against challenges from taxing authorities could be expensive and time consuming, and could divert management’s time and focus away from operating our business. We cannot predict whether and when taxing authorities will conduct an audit, challenge our tax structure or the cost involved in responding to any such audit or challenge. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, all of which could have an adverse effect on our business, financial condition, results of operations or growth prospects.
U.S. Tax Cuts and Jobs Act (“TCJA”)
The United States recently enacted a budget reconciliation act amending the Internal Revenue Code of 1986 (the “Code,” and such act the “TCJA”). The TCJA contains provisions affecting the tax treatment of non-U.S. companies that can materially affect us. The TCJA includes provisions that reduce the U.S. corporate tax rate, impose a base erosion minimum tax on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates (including premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance), and significantly accelerate taxable income and therefore cash tax expense by the imposition of other changes affecting life insurance companies, among others. While we are continuing to study the impact of the TCJA, it may reduce the benefits we anticipate from lower effective tax rates as a non-U.S. company, add significant expense and have a material adverse effect on our results of operations.
The TCJA also includes provisions that could materially affect our shareholders as a result of provisions that broaden the definition of United States shareholder for purposes of the controlled foreign corporation (“CFC”) rules and make it more difficult for a foreign insurance company to not be treated as a passive foreign investment company (“PFIC”). Independent of the TJCA, interpretations of U.S. federal income tax law, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a PFIC, or whether U.S. persons are required to include in their gross income “subpart F income” or related person insurance income (“RPII”) of a CFC, are subject to change, possibly on a retroactive basis. Regulations regarding the application of the PFIC rules to insurance companies and regarding RPII are only in proposed form. New regulations or pronouncements interpreting or clarifying the existing proposed regulations could be forthcoming. In addition to the TCJA, other legislative proposals or administrative or judicial developments could also result in an increase in the amount of U.S. tax payable by us or by an investor in our securities or reduce the attractiveness of our products. If any such developments occur, our business, financial condition and results of operation could be materially and adversely affected and could have a material and adverse effect on your investment in our securities.
The Base Erosion and Anti-Abuse Tax may significantly increase our tax liability
The TCJA introduced a new tax called the Base Erosion and Anti-Abuse Tax (BEAT). The BEAT is a minimum tax and is calculated as a percentage (5% in 2018, 10% in 2019-2025, and 12.5% in 2026 and thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).
The Modco reinsurance agreement between FGLIC and F&G RE requires FGLIC to pay or accrue substantial amounts to F&G Re that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” Accordingly, the BEAT could significantly increase the tax liability of F&G Re and have a material adverse effect on our results of operations.
Moreover, F&G Re pays or accrues substantial amounts to FGLIC under the Modco reinsurance agreement for increases in policy reserves and to reimburse FGLIC for payments of benefits to our policyholders. It is not clear whether such amounts should be netted against the amounts FGLIC pays or accrues to F&G Re under our reinsurance agreements for purposes of calculating their “base erosion payments” and “base erosion tax benefits.” No assurance can be given that any such amounts will be netted. If the amounts cannot be netted and we do not take our planned or other actions to mitigate or eliminate the BEAT, the tax liability of FGLIC will increase and our results of operations will be materially and adversely affected.
The application of the BEAT to the Modco reinsurance arrangement could be affected by further legislative action (including possibly a “technical corrections” bill), administrative guidance or court decisions. Any such legislative action, administrative guidance or court decisions is unlikely to be available at the time that we are required to determine the amount of federal income tax incurred by FGLIC for the first quarter of 2018, and they could have retroactive effect. Tax authorities may later disagree with our BEAT calculations, or the interpretations on which those calculations are based, and assess additional taxes, interest and penalties, and the uncertainty regarding the correct interpretation of the BEAT may make such disagreements more likely. We will determine the appropriateness of our tax provision in accordance with GAAP. However, there can be no assurance that this provision will accurately reflect the amount of federal income tax that FGLIC ultimately pay, as that amount could differ materially from our estimate.
Our efforts to mitigate the cost of the BEAT may be unnecessary, ineffective or counterproductive
In light of the possibility of material additional tax cost to FGLIC and the lack of clear guidance regarding the appropriate method by which to compute the BEAT, we are undertaking certain actions and exploring various alternatives intended to mitigate the potential effect of the BEAT on our results of operations in the event it is determined that none of the amounts paid or accrued by F&G Re to FGLIC are taken into account in the calculation of “base erosion payments” or “base erosion tax benefit.” Such actions may have adverse consequences to our business, and there can be no assurances that our efforts to eliminate or mitigate the BEAT will be successful. In addition, it is likely that we will be required to take action before the uncertainty regarding the BEAT is resolved, and accordingly any action we take could, in hindsight, be unnecessary, ineffective or counterproductive.
Bermuda Tax Exemption
We are subject to the risk that Bermuda tax laws may change and that we may become subject to new Bermuda taxes following the expiration of a current exemption after 2035. The Bermuda Minister of Finance (the “Minister”), under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given our Bermuda subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to our Bermuda subsidiaries or any of our Bermuda subsidiaries’ operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by our Bermuda subsidiaries in respect of real property owned or leased by our Bermuda subsidiaries in Bermuda. Given the limited duration of the Minister’s assurance, we cannot assure you that our Bermuda subsidiaries will not be subject to any Bermuda tax after March 31, 2035.
We may be subject to U.S. Federal income taxation
The Company is incorporated under the laws of the Cayman Islands, and CF Bermuda and F&G Re are incorporated under the laws of Bermuda. These companies currently intend to operate such that none will be treated as being engaged in a trade or business within the U.S. or subject to current U.S. federal income taxation on their net income. However, the determination of whether a foreign corporation is engaged in a trade or business within the United States is highly factual, subject to uncertainty, and must be made annually. There can be no assurance that the IRS will not successfully contend that these companies are engaged in a trade or business in the U.S. If they were considered to be engaged in a U.S. trade or business, they could be subject to U.S. federal income taxation on a net basis on their income that is effectively connected with such U.S. trade or business (including a branch profits tax on the portion of its earnings and profits that is attributable to such income). Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material, adverse effect on our financial condition and results of future operations.
U.S. persons who own our shares may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.
Controlled foreign corporations in general. If the Company or any of its non-U.S. subsidiaries is a “controlled foreign corporation” (CFC) for the taxable year, each U.S. person treated as a “U.S. Shareholder” with respect to the Company or its non-U.S. subsidiaries that held our shares directly (or indirectly through non-U.S. entities) as of the last day in such taxable year generally is required to include in gross income as ordinary income its pro rata share of such company’s insurance and reinsurance income and certain other investment income, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments).
In general, a non-U.S. corporation is a CFC if its “U.S. Shareholders,” in the aggregate, own (or are treated as owning) stock of the non-U.S. corporation possessing more than 50% of the voting power or value of such corporation’s stock. However, this threshold is lowered to more than 25% for purposes of taking into account the related person insurance income (RPII) of a non-U.S. corporation. Special rules apply for purposes of taking into account any RPII of a non-U.S. corporation, as described below.
U.S. Shareholder status. Prior to the enactment of the TCJA, a “U.S. Shareholder” was defined as any U.S. person that owned, directly or indirectly (or was treated as owning), stock of the non-U.S. corporation possessing 10% or more of the total voting power of such non-U.S. corporation’s stock. However, for taxable years of non-U.S. corporations beginning after December 31, 2017, the TCJA provides that a “U.S. Shareholder” of a non-U.S. corporation generally is any U.S. person that owns (or is treated as owning) stock of the non-U.S. corporation possessing 10% or more of the total voting power or 10% or more of the total value of such non-U.S. corporation’s stock.
In addition, the TCJA expanded the situations in which a U.S. person that does not directly own stock in a non-U.S. corporation will be treated as owning such stock via the application of attribution rules. Specifically, the TCJA eliminated the prohibition on “downward attribution,” one effect of which is that stock of a non-U.S. subsidiary of a foreign parent may be attributed down to a U.S. subsidiary of such parent. Such attribution thus could cause the U.S. subsidiary to become a “U.S. Shareholder” of the non-U.S. subsidiary and thereby cause the latter to become a CFC.
CFC status. Our Charter generally limits the voting power attributable to our shares so that no “United States person” (as defined in Section 957 of the Code) holds, directly, indirectly or constructively (within the meaning of Section 958 of the Code), more than 9.5% of the total voting power of our shares. This limitation would not apply to reduce the voting power of shares held by members of (a) the Blackstone Group (as defined in our Charter) without the consent of a majority of the Blackstone Group shareholders (as determined based on their ownership of the common shares) or (b) the FNF Group (as defined in our Charter) without the consent of the applicable member of the FNF Group. This voting power limitation was intended to reduce the likelihood that the Company and its non-U.S. subsidiaries will be treated as CFCs in any taxable year (subject to the impact of the TCJA).
By expanding the definition of a U.S. Shareholder, the TCJA adversely affects the intended reduced likelihood that the Company and its non-U.S. subsidiaries will not be treated as CFCs. Thus, there can be no assurance that the Company will not become a CFC. In addition, as a result of the allowance of “downward attribution,” as noted above, the non-U.S. subsidiaries of the Company currently are CFCs. U.S. persons should consult with their tax advisors regarding the possible application of the CFC rules to their investment in the Company.
Effect of CFC status on our shareholders. Since the Company’s non-U.S. subsidiaries are CFCs, a U.S. person that is a U.S. Shareholder with respect to them as of the last day in such taxable year generally is required to include in gross income as ordinary income its pro rata share of such company’s insurance and reinsurance income and certain other investment income, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). This same treatment would apply with respect to the Company, if it also becomes a CFC and a U.S. person is similarly treated as a U.S. Shareholder with respect to it.
In addition, if a U.S. Shareholder disposes of shares in a non-U.S. company that was a CFC during the five-year period ending on the date of disposition, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period or periods that the U.S. person owned the shares while the corporation was a CFC (with certain adjustments). Also, a U.S. person may be required to comply with specified reporting requirements, regardless of the number of shares owned. See “Proposal No. 1 - The Business Combination Proposal - Certain United States Federal Income Tax Considerations - Taxation of U.S. Holders - CFC Provisions” in the Proxy Statement, which is incorporated herein by reference, for additional information.
U.S. persons who own our shares may be subject to U.S. federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.
In general. If F&G Re is treated as recognizing RPII in a taxable year and is treated as a CFC for purposes of the RPII rules for such taxable year, each U.S. person that owns our shares directly or indirectly through non-U.S. entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed (with certain adjustments). F&G Re generally will be treated as a CFC for purposes of the RPII rules if U.S. persons in the aggregate own (or are treated as owning) 25% or more of the total voting power or value of the Company or stock for an uninterrupted period of 30 days or more during the taxable year (the TCJA eliminates the 30 day period after 2017). F&G Re expects to be treated as a CFC for this purpose based on the ownership of its shares.
RPII generally is any income of a non-U.S. corporation attributable to insuring or reinsuring risks of a U.S. person that owns (or is treated as owning) stock of such non-U.S. corporation, or risks of a person that is “related” to such a U.S. person. For this purpose, (1) a person is “related” to another person if such person “controls,” or is “controlled” by, such other person, or if both are “controlled” by the same persons and (2) “control” of a corporation means ownership (or deemed ownership) of stock possessing more than 50% of the total voting power or value of such corporation’s stock and “control” of a partnership, trust or estate for U.S. federal income tax purposes means ownership (or deemed ownership) of more than 50% by value of the beneficial interests in such partnership, trust or estate.
Our Charter provides that no shareholder or holder (or, to its actual knowledge, any direct or indirect beneficial owner thereof) of our issued and outstanding shares, including any securities exchangeable for our share capital and all options, warrants, and contractual and other rights to purchase our share capital (“Derivative Securities”), that is a “United States person” (as defined in Section 957 of the Code) shall knowingly permit itself to hold (directly, indirectly or constructively within the meaning of Section 958 of the Code) 50% or more of the total voting power or of the total value of our issued and outstanding shares, including our Derivative Securities, in order to reduce the likelihood of us recognizing RPII. This limitation would not apply to a shareholder or holder of Derivative Securities that is a member of the Blackstone Group or FNF Group. In the event that any holder of our shares or Derivative Securities to whom this limitation applies contravenes such limitation, our board of directors may require such holder to sell or allow us to repurchase some or all of such holder’s shares or Derivative Securities at fair market value, as the board of directors and such holder agree in good faith, or to take any reasonable action that the board of directors deems appropriate. If a member of the Blackstone Group or FNF Group were to own (directly, indirectly or constructively) more than 50% of the total voting power or total value of our issued and outstanding shares, our subsidiaries may be treated as “related” to a member of the Blackstone Group or FNF Group, as applicable (or one of their affiliates) for these purposes. In such case, substantially all of our Bermuda reinsurance subsidiary’s income might constitute RPII, triggering the adverse RPII consequences to all U.S. persons that hold our ordinary shares directly or indirectly through non-U.S. entities, as described below.
RPII Exceptions - The RPII rules will not apply with respect to Bermuda Re for a taxable year if (1) at all times during its taxable year less than 20% of the total combined voting power of all classes of any such non-U.S. insurance subsidiary’s voting stock and less than 20% of the total value of all of its stock is owned (directly or indirectly) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by such insurance subsidiary, respectively, or who are related persons to any such person or (2) its RPII (determined on a gross basis) is less than 20% of its insurance income (as so determined) for the taxable year, determined with certain adjustments. It is expected that one or both of these exceptions will apply to Bermuda Re, but because CF Corp. cannot be certain of its future ownership or its ability to obtain information about its shareholders to manage such ownership to ensure that it qualifies for one or both of these exceptions, there can be no assurance in this regard. As a general matter, we do not believe that Bermuda Re will earn more than a de minimis amount of RPII from insuring risks of RPII Shareholders. As a general matter, we do not believe that Bermuda Re will earn more than a de minimis amount of RPII from insuring risks of RPII Shareholders.
U.S. persons who dispose of our shares may be required to treat any gain as ordinary income for U.S. federal income tax purposes and comply with other specified reporting requirements.
If a U.S. person disposes of shares in a non-U.S. corporation that is an insurance company that had RPII and the 25% threshold described above is met at any time when the U.S. person owned any shares in the corporation during the five-year period ending on the date of disposition, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. person owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, the shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that these rules should not apply to a disposition of our shares because FGL Holdings is not itself directly engaged in the insurance business. We cannot assure you, however, that the IRS will not successfully assert that these rules apply to a disposition of our ordinary shares. See “Proposal No. 1 - The Business Combination Proposal - Certain United States Federal Income Tax Considerations - Taxation of U.S. Holders - CFC Provisions - Disposition of Ordinary Shares” in the Proxy Statement, which is incorporated herein by reference.
We may be a PFIC, which could result in adverse United States federal income tax consequences for our shareholders.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements.
We believe that we were a PFIC for the taxable year ending December 31, 2016. While not free from doubt, we do not believe that we were a PFIC for the taxable year ending December 31, 2017, and do not currently believe that we will be classified as a PFIC for the 2018 taxable year. Our actual PFIC status for our current taxable year or any subsequent taxable year, however, will not be determinable until after the end of such taxable year. In addition, the determination as to whether we are a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. Further, after 2017, the TCJA provides that a foreign insurance company, such as F&G Re, is only treated as engaged in the active conduct of an insurance business for PFIC purposes if its applicable insurance liabilities constitute more than 25 percent of its total assets. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year ending December 31, 2017 or any future taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a qualified electing fund election, but there is no assurance that we will timely provide such required information. There is also no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules, including the impact of the changes to the PFIC rules contained in the TCJA.
Accounting rules, changes to accounting rules, or the grant of permitted accounting practices to competitors could negatively impact us.

We are required to comply with U.S. GAAP. A number of organizations are instrumental in the development and interpretation of U.S. GAAP, such as the SEC, the Financial Accounting Standards Board (“FASB”) and the American Institute of Certified Public Accountants. U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting issues and to interpret existing accounting guidance. See Note 2, Significant Accounting Policies and Practices for further discussion on the FASB’s key projects and their impact to our financial condition and profitability.
The amount of statutory capital that our insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength ratings and meet other requirements can vary significantly from time to time due to a number of factors outside of our control.
The financial strength ratings of our insurance subsidiaries are significantly influenced by their statutory surplus amounts and capital adequacy ratios. In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, most of which are outside of our control, including, but not limited to, the following:

•	the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions);

•	the amount of additional capital our insurance subsidiaries must hold to support business growth;

•	changes in statutory accounting or reserve requirements applicable to our insurance subsidiaries;

•	our ability to access capital markets to provide reserve relief;

•	changes in equity market levels;

•	the value of certain fixed-income and equity securities in our investment portfolio;

•	changes in the credit ratings of investments held in our portfolio;

•	the value of certain derivative instruments;

•	changes in interest rates;

•	credit market volatility; and

•	changes to the RBC formulas and interpretation of the NAIC instructions with respect to RBC calculation methodologies.
Rating agencies may also implement changes to their internal models, which differ from the RBC capital model and could result in our insurance subsidiaries increasing or decreasing the amount of statutory capital they must hold in order to maintain their current ratings. In addition, rating agencies may downgrade the investments held in our portfolio, which could result in a reduction of our capital and surplus and our RBC ratio. To the extent that an insurance subsidiary’s RBC ratios are deemed to be insufficient, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to take such actions, the rating agencies may view this as a reason for a ratings downgrade.
The failure of any of our insurance subsidiaries to meet its applicable RBC requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios also limits the ability of an insurance subsidiary to make dividends or distributions to us and could be a factor in causing rating agencies to downgrade the insurer’s financial strength ratings, which could have a material adverse effect on our business, results of operations and financial condition.
We may be the target of future litigation, law enforcement investigations or increased scrutiny which may affect our financial strength or reduce profitability.
We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business. For further discussion on litigation and regulatory investigation risk, see “Note 12, Contingencies, Guarantees and Indemnifications.”
More generally, we operate in an industry in which various practices are subject to scrutiny and potential litigation, including class actions. In addition, we sell our products through IMOs, whose activities may be difficult to monitor. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions and other matters. Such lawsuits can result in substantial judgments and damage to our reputation that is disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could adversely impact our business and its ability to compete effectively.
We may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon that party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant expense and liability for damages or we could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively, we could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Because we are incorporated under the laws of the Cayman Islands, shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs are governed by our Charter, the Companies Law (2016 Revision) of the Cayman Islands, as amended (the “Companies Law”) (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
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
Anti-takeover provisions in our Charter discourage, delay or prevent a change in control of our company and may affect the trading price of our ordinary shares.
Our Charter includes a number of provisions that may discourage, delay or prevent a change in our management or control over us. For example, our Charter includes provisions (i) classifying the Company’s board of directors into three classes with each class to serve for three years with one class being elected annually, (ii) providing that directors may only be removed for cause, (iii) requiring shareholders to comply with advance notice procedures in order to bring business before an annual general meeting or to nominate candidates for election as directors, (iv) providing that only directors may call general meetings, (v) providing that resolutions may only be passed at a duly convened general meeting.
These provisions may prevent our shareholders from receiving the benefit from any premium to the market price of our ordinary shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our ordinary shares if the provisions are viewed as discouraging takeover attempts in the future.
Our Charter may also make it difficult for shareholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our shareholders.
Many states, including the jurisdictions where our principal insurance subsidiaries FGLIC and FGLIC NY are organized (Iowa and New York, respectively), have insurance laws and regulations that require advance approval by state agencies of any direct or indirect change in control of an insurance company that is domiciled in or, in some cases, has such substantial business that it is deemed to be commercially domiciled in that state. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which may delay, deter or prevent an acquisition that shareholders might consider in their best interests.
The consent right of the original holders of our preferred shares over a change of control transaction may discourage, delay or prevent a change in control of our Company and may affect the trading price of our ordinary shares and the preferred shares.
The original holders of the preferred shares each have a consent right over any change of control transaction so long as they hold any preferred shares at the time of such change of control, unless prior to any such change of control transaction, such original holders have received a bona fide, binding offer to purchase all of such original holders’ preferred shares at a price equal to or greater than the then-current liquidation preference, plus any accumulated and unpaid dividends (whether or not declared), from a person not affiliated with any person or group participating in such change of control transaction.
This provision may prevent our shareholders from receiving the benefit from any premium to the market price of our ordinary shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our ordinary shares and our preferred shares if this provision is viewed as discouraging takeover attempts in the future.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.
We are required to comply with Section 404 of the Sarbanes Oxley Act, which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Section 404 of the Sarbanes-Oxley Act also requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. As discussed in “Item 9A-Controls and Procedures,” the design of internal control over financial reporting for the Company following the Business Combination has required, and will require, significant time and resources from management and other personnel. Therefore, management was unable, without incurring unreasonable effort and expense, to conduct an assessment of our internal control over financial reporting, and accordingly, in compliance with SEC guidance we have not included a management report on internal control over financial reporting in this Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal control over financial reporting and/or we may encounter difficulties in implementing or improving our internal controls, which could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and may also result in delayed filings with the SEC.
Risks relating to our business
The agreements and instruments governing our debt contain significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.
The indenture (“the indenture”) governing the 6.375% senior notes due 2021 (the “Senior Notes”) issued by FGLH and the three-year $200 unsecured revolving credit facility (the “Credit Agreement”); each contains various restrictive covenants which limit, among other things, the Company’s ability to:

•	incur additional indebtedness;

•	pay dividends or certain other distributions on its capital stock other than as allowed under the indenture and the Credit Agreement;

•	make certain investments, prepayment of junior indebtedness or other restricted payments;

•	engage in transactions with stockholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	change our accounting policies;

•	guarantee indebtedness; and

•	create liens or incur liens on the assets of FGLH and its subsidiaries.
In addition, if FGL or FGLH undergoes a “change of control” as defined in the indenture, each holder of Senior Notes will have the right to require us to repurchase their Senior Notes at a price equal to 101% of the principal amount and any accrued but unpaid interest.
As a result of these restrictions and their effect on us, we may be limited in how we conduct our business and we may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we or our subsidiaries may incur could include more restrictive covenants. For detailed information about restrictions governing our debt, see Part II, Item 7. "Debt" in this report.
 A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations.
Various nationally recognized rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contractholder obligations. These ratings are important to maintaining public confidence in our products, our ability to market our products and our competitive position. Any downgrade or other negative action by a rating agency could have a materially adverse effect on us in many ways, including the following:

•	adversely affecting relationships with distributors, IMOs and sales agents, which could result in reduction of sales;

•	increasing the number or amount of policy lapses or surrenders and withdrawals of funds;

•	requiring a reduction in prices for our insurance products and services in order to remain competitive;

•	adversely affecting our ability to obtain reinsurance at a reasonable price, on reasonable terms or at all; and

•	requiring us to collateralize reserves, balances or obligations under reinsurance and derivatives agreements.
See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk”.
Our insurance subsidiaries’ ability to grow depends in large part upon the continued availability of capital.
Our insurance subsidiaries’ long-term strategic capital requirements will depend on many factors, including their accumulated statutory earnings and the relationship between their statutory capital and surplus and various elements of required capital. To support long-term capital requirements, we and our insurance subsidiaries may need to increase or maintain statutory capital and surplus through financings, which could include debt, equity, financing arrangements or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources. We are not obligated, may choose not, or may not be able to provide financing or make capital contributions to our insurance subsidiaries. Consequently, financings, if available at all, may be available only on terms that are not favorable to us or our insurance subsidiaries. If our insurance subsidiaries cannot maintain adequate capital, they may be required to limit growth in sales of new policies, and such action could materially adversely affect our business, operations and financial condition.
Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.
We outsource the following functions to third-party service providers, and expect to continue to do so in the future:

•	new business administration

•	hosting of financial systems

•	servicing of existing policies

•	information technology development and maintenance

•	call centers

•	underwriting administration of life insurance applications

•	asset management
If we do not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our results of operations. If there is a delay in our third-party providers’ introduction of our new products or if our third-party providers are unable to service our customers appropriately, we may experience a loss of business that could have a material adverse effect on our results of operations. In addition, our reliance on third-party service providers that we do not control does not relieve us of our responsibilities and requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in us becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain. Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect our reputation and sales of our products.
The loss of key personnel could negatively affect our financial results and impair our ability to implement our business strategy.
Our success depends in large part on our ability to attract and retain qualified employees. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees. Our key employees include senior management, sales and distribution professionals, actuarial and finance professionals and information technology professionals. We do not believe the departure of any particular individual would cause a material adverse effect on our operations; however, the unexpected loss of several of key employees could have a material adverse effect on our operations due to the loss of their skills, knowledge of our business, and their years of industry experience as well as the potential difficulty of promptly finding qualified replacement employees.
Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.
We are highly dependent on automated and information technology systems to record and process our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. We have policies, procedures, automation, and back-up plans designed to prevent or limit the effect of failure. All of these risks are also applicable where we rely on outside vendors, to provide services to us and our customers. The failure of any one of these systems for any reason could disrupt our operations, result in loss of customer business and adversely impact our business.

We retain confidential information in our information technology systems and those of our business partners, and we rely on industry standard commercial technologies and network security measures to maintain the security of those systems and prevent disruptions from unauthorized tampering with our computer systems. Any compromise of the security of our information technology systems that results in inappropriate access, use or disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or significant civil and criminal liability and require us to incur significant technical, legal and other expenses.
Our risk management policies and procedures could leave us exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses.
We have developed risk management policies and procedures designed to manage material risks within established risk appetites and risk tolerances. Nonetheless, our policies and procedures may not effectively mitigate the internal and external risks identified or predict future exposures, which could be different or significantly greater than expected. Many of our methods of managing risk and exposures are based upon observed historical data, current market behavior, and certain assumptions made by management. The information may not always be accurate, complete, up-to-date, or properly evaluated. As a result, additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition or operating results. See “Risk Management” section of Item 1. Business for further discussion of the Company’s risk assessment.
We are exposed to the risks of natural and man-made catastrophes, pandemics and malicious and terrorist acts that could materially adversely affect our business, financial condition and results of operations.

Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect our results of operations or the mortality or morbidity experience of our business. Claims arising from such events could have a material adverse effect on our business, operations and financial condition, either directly or as a result of their effect on our reinsurers or other counterparties. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. While we have taken steps to identify and mitigate these risks, such risks cannot be predicted, nor fully protected against even if anticipated. In addition, such events could result in overall macroeconomic volatility or specifically a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of our business within such geographic areas or the general economic climate, which in turn could have an adverse effect on our business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect our asset portfolio.
We operate in a highly competitive industry, which could limit our ability to gain or maintain our position in the industry and could materially adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry. We encounter significant competition in all of our product lines from other insurance companies, many of which have greater financial resources and higher financial strength ratings than us and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than us. Competition could result in, among other things, lower sales or higher lapses of existing products.
Our annuity products compete with fixed indexed, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. The ability of banks and broker dealers to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of our products by substantially increasing the number and financial strength of potential competitors. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.
Our ability to compete is dependent upon, among other things, our ability to develop competitive and profitable products, our ability to maintain low unit costs, and our maintenance of adequate financial strength ratings from rating agencies. Our ability to compete is also dependent upon, among other things, our ability to attract and retain distribution channels to market our products, the competition for which is vigorous.
If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
We must attract and retain our network of IMOs and independent agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that offer a larger variety of products than we do. If we are unable to attract and retain a sufficient number of marketers and agents to sell our products, our ability to compete and our revenues would suffer.
We are a holding company with limited operations of our own. As a consequence, our ability to pay dividends on our stock will depend on the ability of our subsidiaries to pay dividends to us, which may be restricted by law.
We are a holding company with limited business operations of our own. Our primary subsidiaries are insurance subsidiaries that own substantially all of our assets and conduct substantially all of our operations. The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGLIC and FGLIC NY, respectively. Accordingly, our payment of dividends is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to meet our obligations and pay dividends. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit our ability to obtain cash from our subsidiaries.
It is possible that in the future our insurance subsidiaries may be unable to pay dividends or distributions to us in an amount sufficient to meet our obligations or to pay dividends due to a lack of sufficient statutory net gain from operations, a diminishing statutory policyholders surplus, changes to the Iowa or New York insurance laws or regulations or for some other reason. In addition, Cayman Islands law may impose requirements that may restrict our ability to pay dividends to holders of our ordinary shares. Further, the covenants in the agreement governing the existing indebtedness of FGLH significantly restrict its ability to pay dividends, which further limits our ability to obtain cash or other assets from our subsidiaries. If our subsidiaries cannot pay sufficient dividends or distributions to us in the future, we would be unable to meet our obligations or to pay dividends. This would negatively affect our business and financial condition as well as the trading price of our ordinary shares. See “Business-Regulation-Dividend and Other Distribution Payment Limitations” in Part I Item 1 of this annual report.

The founders and Blackstone affiliates own a significant portion of our issued and outstanding voting shares and have nomination rights with respect to our board of directors and have agreed to vote together for nominees selected pursuant to the Nominating and Voting Agreement.

The founders beneficially own approximately 12.9% of our ordinary shares, and Blackstone affiliates (including GSO) beneficially own approximately 20.2% of our ordinary shares, in each case excluding warrants held by such parties that are currently exercisable. As long as the founders and Blackstone affiliates own or control a significant percentage of our outstanding voting power, they will have the ability to strongly influence all corporate actions requiring shareholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our Charter, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.
In addition, we have entered into a nominating and voting agreement (the “Nominating and Voting Agreement”) with Mr. Foley, Mr. Chu and Blackstone Tactical Opportunities Fund II L.P. (“BTO”) (collectively, the “Nominating Parties”), pursuant to which, if the Nominating Parties and their respective affiliates own, in the aggregate, directly or indirectly, at least 20% of our issued and outstanding ordinary shares, the Nominating Parties will have the right to designate one director nominee for election at each general meeting of the Company. If the Nominating Parties and their respective affiliates own, in the aggregate, directly or indirectly, at least 12% but less than 20% of the issued and outstanding ordinary shares (the “Two Director Range”), the Nominating Parties will have the right to designate one director nominee for each of the two director classes (the “Two Director Classes”) to be voted on at the two general meetings of the Company immediately after the aggregate ownership of ordinary shares comes within the Two Director Range and for each subsequent meeting at which one of the Two Director Classes is to be voted on by the shareholders, provided that such aggregate ownership remains within the Two Director Range at the time of each such nomination.
If the Nominating Parties and their respective affiliates own, in the aggregate, directly or indirectly, at least 5% but less than 12% of the issued and outstanding ordinary shares (the “One Director Range”), the Nominating Parties will have the right to designate one director nominee for the class of directors (the “One Director Class”) to be voted on at the general meeting of the Company immediately after the aggregate ownership of ordinary shares comes within the One Director Range and for each subsequent meeting at which the One Director Class is to be voted on by the shareholders, provided that such aggregate ownership remains within the One Director Range at the time of each such nomination.
Director nominees selected under the Nominating and Voting Agreement will be selected by the vote of any two of Mr. Foley, Mr. Chu and BTO. In addition, pursuant to the Nominating and Voting Agreement, each of Mr. Foley, Mr. Chu and BTO agreed to vote their respective ordinary shares for each director so nominated.
The interests of the founders and Blackstone affiliates may not align with the interests of our other shareholders. The founders and Blackstone are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The founders and Blackstone may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Warrants, including those issued in connection with the business combination, exercised for our ordinary share would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.
We issued warrants to purchase 34,500,000 ordinary shares as part of our IPO, and we issued an aggregate of 17,300,000 private placement warrants to CF Capital Growth, LLC ("Sponsor"), each exercisable to purchase one whole ordinary share at $11.50 per whole share. In connection with the business combination, we also issued an aggregate of 19,083,335 forward purchase warrants to the anchor investors. To the extent such warrants are exercised, additional ordinary shares will be issued, which will result in dilution to the then existing holders of our ordinary shares and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our ordinary shares. In addition, such dilution could, among other things, limit the ability of our current shareholders to influence management through the election of directors.
We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of ordinary shares purchasable upon exercise of a warrant could be decreased, all without the approval of the holders of the warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force the warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.
Holders of our Series A Preferred Shares and Series B Preferred Shares will have no voting rights except under limited circumstances.
Except with respect to certain material and adverse changes to the Series A Preferred Shares or Series B Preferred Shares and the right to appoint a director upon certain nonpayment events, holders of the preferred shares do not have voting rights and will not have the right to vote for any members of the board of directors, except as may be required by law.
Upon a successful remarketing of the Series A Preferred Shares or Series B Preferred Shares, the terms of the preferred shares may be modified even if holders are unable to participate in the remarketing.
When we attempt to remarket the Series A Preferred Shares or Series B Preferred Shares, the remarketing agent will agree to use its reasonable best efforts to sell such preferred shares included in the remarketing. In connection with the remarketing, we and the remarketing agent may remarket such preferred shares with different terms prior to the remarketing, including a later earliest redemption date and a different dividend rate. Only the original holders may request or elect to participate in a remarketing. However, if the remarketing is successful, the modified terms will apply to all of the Series A Preferred Shares and Series B Preferred Shares, including those shares that were not included in the remarketing.
The Series A Preferred Shares and Series B Preferred Shares have no maturity or mandatory redemption date.
Each of the Series A Preferred Shares and Series B Preferred Shares is a perpetual equity security. The Series A Preferred Shares and Series B Preferred Shares have no maturity or mandatory redemption date and are not redeemable at the option of the holders. Accordingly, the Series A Preferred Shares and Series B Preferred Shares will remain outstanding indefinitely unless we elect to redeem the Series A Preferred Shares or Series B Preferred Shares or, in the case of an original holder, such original holder decides to convert its preferred shares, subject to the conditions described herein.
On or after November 30, 2022, we may redeem any or all of the Series A Preferred Shares or Series B Preferred Shares, and upon any redemption of the Series A Preferred Shares or Series B Preferred Shares, holders will not receive any “make whole” cash or shares or other compensation for future dividends or lost time value of the Series A Preferred Shares or Series B Preferred Shares.

On or after November 30, 2022 (or such later date as is determined in connection with a successful remarketing), we may redeem any or all of the Series A Preferred Shares or Series B Preferred Shares. The redemption price will equal 100% of the liquidation preference of the Series A Preferred Shares and Series B Preferred Shares to be redeemed, plus any accumulated and unpaid dividends (whether or not declared) to, but excluding, the redemption date. Upon any such redemption, we will not be required to pay any “make whole” cash or shares or otherwise compensate holders in any way for any future dividend payments, if any, that holders would have otherwise received or any other lost time value of the Series A Preferred Shares or Series B Preferred Shares.
Holders of the Series A Preferred Shares and Series B Preferred Shares have no right to vote for directors until and unless dividends on of the Series A Preferred Shares or Series B Preferred Shares are in arrears and unpaid for the equivalent of six or more dividend periods.
Until and unless dividends on any of the Series A Preferred Shares or Series B Preferred Shares are in arrears and unpaid for the equivalent of six or more dividend periods, purchasers of the Series A Preferred Shares and Series B Preferred Shares have no voting rights with respect to the election of directors. If dividends on any shares of the Series A Preferred Shares or Series B Preferred Shares are in arrears and unpaid for the equivalent of six or more dividend periods, whether or not consecutive, the holders of our Series A Preferred Shares and Series B Preferred Shares, voting as a single class with all of our other classes or series of preferred shares upon which equivalent voting rights have been conferred and are exercisable, will have the right to elect two additional directors to our board of directors. These voting rights and the terms of the directors so elected will continue until all dividends on the Series A Preferred Shares and Series B Preferred Shares have been paid in full, or declared and a sum or number of preferred shares sufficient for such payment is set aside for payment.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our headquarters at 601 Locust Street, Des Moines, Iowa, and sublease property in Baltimore, Maryland. Such leases expire December 2020, May 2021 and January 2022, respectively. We believe our existing facilities are suitable and adequate for our present purposes. As of January 2018, we believe that our Des Moines, Iowa, and Baltimore, Maryland, properties will be sufficient for us to conduct our operations and we have successfully exited our lease in Lincoln, Nebraska on January 30, 2018.

Item 3. Legal Proceedings
See "Note 12. Commitments and Contingencies" to our audited consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Effective as of the closing of the Business Combination on November 30, 2017, (a) all of the units of the Company separated into their component securities of one ordinary share and one-half of one warrant to purchase one ordinary share, and the units ceased trading as a separate security, (b) all Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), converted into Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), and (c) all issued Class A ordinary shares were redesignated as ordinary shares, par value $0.0001 per share (“ordinary shares”) and all unissued Class A ordinary shares and Class B ordinary shares were redesignated as ordinary shares.
Our ordinary shares and warrants are listed on the NYSE under the symbols “FG” and “FG WS,” respectively. The Company’s ordinary shares and warrants began trading on the NYSE on December 1, 2017. Prior to the closing of the Business Combination, the Company’s units, Class A ordinary shares and warrants were historically quoted on the Nasdaq Capital Market (“Nasdaq”) under the symbols “CFCOU,” “CFCO” and “CFCOW,” respectively. The Company’s units commenced public trading on May 20, 2016, and the Class A ordinary shares and warrants each commenced separate trading on July 8, 2016.
The following table sets forth, for the calendar quarter indicated, the high and low sales prices per ordinary share and warrant as reported on Nasdaq or NYSE, as applicable.

	Ordinary Shares (FG)(a)		Warrants (FG WS)
	High	Low	High	Low
Fiscal Year 2017:
Fourth Quarter (b)(c)	$11.94	$9.19	$2.20	$0.97
Third Quarter	11.75	10.52	2.50	1.63
Second Quarter	12.25	10.00	2.52	1.35
First Quarter	10.25	9.89	1.70	1.20

Fiscal Year 2016:
Fourth Quarter	$9.98	$9.78	$1.25	$0.81
Third Quarter(d)	10.02	9.50	1.18	0.53
(a) On November 30, 2017, our Class A ordinary shares were redesignated as ordinary shares.
(b) Beginning December 1, 2017 with respect to FG and FG WS.
(c) Through November 30, 2017 with respect to CFCO and CFCOW.
(d) Beginning July 8, 2016 with respect to CFCO and CFCOW.
As of March 5, 2018, there were approximately 130 holders of record of our ordinary shares. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Dividends on Ordinary Shares
The Company has not paid any cash dividends on ordinary shares to date. The payment of cash dividends on ordinary shares in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends on ordinary shares will be within the discretion of the Company’s board of directors at such time. In addition, the terms of the preferred shares and agreements governing the indebtedness of the Company and its subsidiaries contain restrictions on the Company’s ability to declare and pay dividends. For further discussion on dividends and other distribution payment limitations, see “Note 9. Equity” to our audited consolidated financial statements.

Performance Graph
The information contained in this Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following graph shows a comparison from July 8, 2016 (the date our ordinary shares commenced trading on the Nasdaq) through December 31, 2017 of the cumulative total return for our ordinary shares with the comparable cumulative return of four indices: the Standard & Poor's 500 Stock Index (S&P 500 Index), the S&P 500 Life & Health Insurance Index, the NASDAQ Composite Index and the Russell 2000 Index. Prior to the Business Combination, CF Corp. had previously used the NASDAQ Composite Index and the Russell 2000 Index for comparison with the performance of its units. As a result of the Business Combination, we are changing to using the S&P 500 Index and S&P 500 Life & Health Insurance Index because we believe they are more comparable indices going forward. The graph assumes that $100 was invested at the market close on July 8, 2016 in ordinary shares of FGL Holdings and the four indices and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
Recent Sales of Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
There were no sales of unregistered securities other than as previously reported by the Company in either its quarterly reports on Form 10-Q or current reports on Form 8-K.

Item 6. Selected Financial Data

We have prepared the following selected financial data as of and for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 31, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016, 2015, 2014, and 2013.

As a result of the business combination ("Business Combination"), for accounting purposes, FGL Holdings is the acquirer and FGL is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of FGL and its subsidiaries as “Predecessor” for the periods prior to the completion of the Business Combination and FGL Holdings, including the consolidation of FGL and its subsidiaries and FSR Companies, as "Successor" for periods from and after the Closing Date. FGL Holdings was determined to be the Successor company as it is the surviving company organized and existing under the laws of the United States of America, any State of the United States, the District of Columbia or any territory thereof (and in the case of the Company, Bermuda or the Cayman Islands). Prior to the acquisition, FGL Holdings reported under a fiscal year end of December 31, and the Predecessor companies reported under a fiscal year end of September 30. Subsequent to the acquisition, the Successor company will report under a fiscal year end of December 31.

	FGL Holdings
(In millions, except share data)	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)
	Successor	Predecessor	Predecessor
SUMMARY OF OPERATIONS
Total operating revenues	$165	$362	$340
Total benefits and expenses	158	314	171
Net income (loss)	$(102)	$28	$108

PER SHARE DATA (a)
Net income per common share - basic	(0.49)	0.48	1.85
Net income per common share - diluted	(0.49)	0.47	1.85
Cash dividends declared per common share (a)	—	0.065	0.065
Common shares outstanding	214.4	59.0	59.0

BALANCE SHEET DATA
Total investments	$23,604	$23,326	$21,076
Total assets	29,929	29,227	26,952
Total debt	412	405	400
Total liabilities	27,978	26,943	25,200
Total equity	1,952	2,284	1,752
Total equity excluding AOCI	1,877	2,209	1,599
(a) On November 30, 2017 and onward, FSRC's results are included in our results as FGL Holdings acquired FSRC pursuant to the Merger Agreement.

	Fidelity & Guaranty Life
	Year Ended September 30,
(In millions, except share data)	2017	2016	2015	2014	2013
	Predecessor
SUMMARY OF OPERATIONS
Total operating revenues	$1,530	$1,139	$961	$1,191	$1,347
Total benefits and expenses	1,173	964	755	979	827
Net income	$223	$97	$118	$163	$348

PER SHARE DATA (a)
Net income per common share - basic	$3.83	$1.67	$2.03	$2.91	7.40
Net income per common share - diluted	3.83	1.66	2.02	2.90	7.40
Cash dividends declared per common share (b)	0.26	0.26	0.26	1.11	1.99
Common shares outstanding	58.9	59.0	58.9	58.4	47.0

BALANCE SHEET DATA
Total investments	$23,072	$21,025	$19,094	$18,802	$16,223
Total assets	28,965	27,035	24,925	24,153	22,403
Total debt	405	400	300	300	300
Total liabilities	26,718	25,101	23,423	22,494	21,264
Total equity	2,247	1,934	1,502	1,659	1,139
Total equity excluding AOCI	1,704	1,495	1,414	1,310	1,026
(a) Common shares outstanding and per share amounts give retroactive effect to our statutory conversion on August 26, 2013 and the 4,700-for-1 stock split of our shares of common stock effected on November 26, 2013.
(b) On August 9, 2013, we distributed our ownership interests in the parent company of FSRC to HRG. As a result, FSRC’s results are not included in our results from the Predecessor year ended September 30, 2013 to November 30, 2017. On November 30, 2017 and onward, FSRC's results are included in our results as FGL Holdings acquired FSRC pursuant to the Merger Agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of FGL Holdings (“FGL Holdings,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with “Item 6. Selected Financial Data,” and our accompanying consolidated financial statements and related notes (the “Consolidated Financial Statements”) referred to in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Form 10-K”). Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).
Basis of Presentation
As a result of the completion of the Business Combination on November 30, 2017, our Consolidated Financial Statements included elsewhere in the Annual Report are presented: (i) as of December 31, 2017 and for the period December 1, 2017 to December 31, 2017 (Successor); (ii) for the period October 1, 2017 to November 30, 2017 (Predecessor); (iii) for the unaudited period October 1, 2016 to December 31, 2016 (Predecessor); (iv) as of September 30, 2017 and for the year ended September 30, 2017 (Predecessor); and as of September 30, 2016 and for the years ended September 30, 2016 and September 30, 2015 (Predecessor). In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the Predecessor’s year ended September 30, 2017 results compared to the Predecessor year ended September 30, 2016 results as well as the Predecessor year ended September 30, 2016 results compared to the Predecessor year ended September 30, 2015 results.We believe this discussion provides helpful information with respect to performance of our business during those respective periods.
Overview
See “Item 1. Business” for a detailed discussion of FGL Holdings company overview, strategy and products.
Trends and Uncertainties
The following factors represent some of the key trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and financial performance in the future.
Market Conditions
Market volatility has affected and may continue to affect our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by mortality rates, morbidity rates, annuitization rates and lapse rates, which vary in response to changes in market conditions.
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2017 (Successor), the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
Demographics and macroeconomic factors are increasing the demand for our FIA and indexed universal life ("IUL") products, for which demand is large and growing: over 10,000 people will turn 65 each day in the United States over the next 15 years. According to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 15% in 2015 to 20% in 2030.
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for the Company. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $40 billion of sales in 2017. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $1 billion of annual premiums in 2017.

Competition
Please refer to "Part I-Item 1. Business-Competition" for discussion on our competition.
Annuity and Life Sales
Sales of annuities and IULs by Predecessor fiscal quarter for the years ended September 30 were as follows:

	Annuity Sales			IUL Sales
(dollars in millions)	2017	2016	2015	2017	2016	2015
First Fiscal Quarter	$648	$489	$903	$17	$13	$7
Second Fiscal Quarter	732	601	610	14	11	7
Third Fiscal Quarter	582	832	519	9	15	10
Fourth Fiscal Quarter	588	603	434	6	17	11
Total	$2,550	$2,525	$2,466	$46	$56	$35
Sales of annuities and IULs for the Successor period from December 1, 2017 to December 31, 2017 were $222 and $3, respectively. Sales of annuities and IULs for the Predecessor period from October 1, 2017 to November 30, 2017 were $401 and $4, respectively.
Key Components of Our Historical Results of Operations
Under U.S. GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of deferred acquisition cost (“DAC”) and value of business acquired (“VOBA”), other operating costs and expenses, and income taxes.
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities) and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time.
The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the statutory reserve impact of the index credits due to policyholders under the FIA contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. We attempt to manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spread, or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA policies, known as the net investment spread. With respect to FIAs, the cost of hedging our risk includes the expenses incurred to fund the index credits, and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
Our profitability depends in large part upon the amount of assets under management (“AUM”), the net investment spreads earned on our average assets under management ("AAUM"), our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to manage our investment portfolios to maximize returns and minimize risks on our AUM such as interest rate changes and defaults or impairment of investments, and our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs or IULs. We analyze returns on AAUM pre- and post-DAC and VOBA as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
Adjusted Operating Income ("AOI")
Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Reconciliations of such measures to the most comparable GAAP measures are included herein.
AOI is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income (loss) to eliminate (i) the impact of net investment gains including other than temporary impairment ("OTTI") losses recognized in operations, but excluding gains and losses on derivatives hedging our indexed annuity policies, (ii) the effect of changes in the interest rates used to discount the FIA embedded derivative liability, (iii) the effect of change in fair value of affiliated reinsurance embedded derivative, (iv) the effect of integration, merger related & other non-operating items, (v) impact of extinguishment of debt, and (vi) net impact from Tax Cuts and Jobs Act. Adjustments to AOI are net of the corresponding impact on amortization of intangibles, as appropriate. The income tax impact related to these adjustments is measured using an effective tax rate of 35%, as appropriate. While these adjustments are an integral part of the overall performance of the Company, market conditions and/or the non-recurring or non-operating nature of these items can overshadow the underlying performance of the core business. Accordingly, Management considers using a measure which excludes their impact is effective in analyzing the trends of our operations. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do.
Together with net income, we believe AOI provides a meaningful financial metric that helps investors understand our underlying results and profitability.

AOI should not be used as a substitute for net income. However, we believe the adjustments made to net income in order to derive AOI provide an understanding of our overall results of operations. For example, we could have strong operating results in a given period, yet report net income that is materially less, if during such period the fair value of our derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate movements. Similarly, we could also have poor operating results in a given period yet show net income that is materially greater, if during such period the fair value of the derivative assets increases but the embedded derivative liability did not increase in the same proportion as the derivative assets. We hedge our FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Our management and board of directors review AOI and net income as part of their examination of our overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on our net income. Accordingly, our management and board of directors perform a review and analysis of these items, as part of their review of our hedging results each period.
The adjustments to net income are net of DAC and VOBA amortization. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates. The impact of the change in risk-free interest rates has been removed from net income in calculating AOI. Additionally the effect of change in the fair value of the reinsurance related embedded derivative has been removed from net income in calculating AOI.
AAUM is the sum of (i) total invested assets at amortized cost, excluding derivatives; (ii) related party loans and investments; (iii) accrued investment income; (iv) funds withheld at fair value; (v) the net payable/receivable for the purchase/sale of investments and (iv) cash and cash equivalents, excluding derivative collateral, at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the rate of return on assets available for reinvestment.
In addition, we regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. For GAAP purposes annuity and IUL sales are recorded as deposit liabilities (i.e. contract holder funds). Management believes that presentation of sales as measured for management purposes enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.
Critical Accounting Policies and Estimates
General
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgements that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.
We have identified the following accounting policies, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: valuation of available-for sale ("AFS") securities and derivatives, evaluation of OTTI, amortization of DAC and VOBA, reserves for future policy benefits and product guarantees, recognition of deferred income tax assets and related valuation allowances, estimates of loss contingencies and recognition of stock compensation expense.
In developing these accounting estimates and policies, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of our audited consolidated financial statements. We continually update and assess the facts and circumstances regarding all of these critical accounting matters and other significant accounting matters affecting estimates in our financial statements.
The above critical accounting estimates are also described in "Note 2. Significant Accounting Policies and Practices" to our audited consolidated financial statements.
Valuation of AFS Securities, Derivatives and Fund withheld for reinsurance receivables
Our fixed maturity and equity securities classified as AFS are reported at fair value, with unrealized gains and losses included within accumulated other comprehensive income (loss) ("AOCI"), net of associated impact on intangibles adjustments and deferred income taxes. Unrealized gains and losses represent the difference between the cost or amortized cost basis and the fair value of these investments. We measure the fair value of our AFS securities based on assumptions used by market participants, which may include inherent risk and restrictions on the sale or use of an asset. The estimate of fair value is the price that would be received to sell an asset in an orderly transaction between market participants (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We utilize independent pricing services in estimating the fair values of AFS securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including: reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information and other reference data.
FSRC has elected to apply the fair value option to account for its funds withheld receivables. FSRC measures fair value of the funds withheld receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant.
We categorize our AFS securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity and equity securities, AFS, by pricing source and hierarchy level as of December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor).

Successor	As of December 31, 2017
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$709	$19,834	$—	$20,543
Priced via independent broker quotations	—	—	1,355	1,355
Priced via other methods	—	—	409	409
Total	$709	$19,834	$1,764	$22,307
Available-for-sale embedded derivative:
Priced via other methods	—	—	17	17
Total	$709	$19,834	$1,781	$22,324
% of Total	3%	89%	8%	100%

Predecessor	As of September 30, 2017
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$85	$20,366	$—	$20,451
Priced via independent broker quotations	—	—	1,140	1,140
Priced via other methods	—	—	293	293
Total	$85	$20,366	$1,433	$21,884
Available-for-sale embedded derivative:
Priced via other methods	—	—	16	16
Total	$85	$20,366	$1,449	$21,900
% of Total	—%	93%	7%	100%

Predecessor	As of September 30, 2016
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$83	$18,554	$—	$18,637
Priced via independent broker quotations	—	—	1,199	1,199
Priced via other methods	—	—	258	258
Total	$83	$18,554	$1,457	$20,094
Available-for-sale embedded derivative:
Priced via other methods	—	—	13	13
Salus participations, included in other invested assets:
Priced via other methods	—	—	21	21
Total	$83	$18,554	$1,491	$20,128
% of Total	—%	92%	8%	100%
Management’s assessment of all available data when determining fair value of the AFS securities is necessary to appropriately apply fair value accounting. The independent pricing services also take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. We generally obtain one value from our primary external pricing service. In situations where a price is not available from the independent pricing service, we may obtain broker quotes or prices from additional parties recognized to be market participants. We believe the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See “Note 4. Investments” and “Note 6. Fair Value of Financial Instruments” to our audited consolidated financial statements for a more complete discussion.
Certain FIA products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in our Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in our Consolidated Statements of Operations.
We hedge certain portions of our exposure to equity market risk by entering into derivative transactions. In doing so, we purchase derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to contractholders under the FIA contracts. The call options are one-, two- and three-year call options, purchased to match a majority of the funding requirements underlying the FIA contracts, with the balance of the equity exposure hedged using futures contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, we purchase new one-, two-, three-, or five-year call options to fund the next index credit. We attempt to manage the cost of these purchases through the terms of the FIA contracts, which permit changes to caps or participation rates, subject to certain guaranteed minimums that must be maintained. We are exposed to credit loss in the event of non-performance by our counterparties on the call options. We attempt to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions as well as holding collateral when individual counterparty exposures exceed certain thresholds.
All of our derivative instruments are recognized as either assets or liabilities at fair value in our Consolidated Balance Sheets. The change in fair value of our derivative assets is recognized in our Consolidated Statements of Operations within “Net investment gains (losses)”.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair values of the embedded derivatives in our FIA contracts are derived using market value of options, swap rates, mortality rates, surrender rates and non-performance spread and are classified as Level 3. See “Note 5. Derivative Financial Instruments” and “Note 6. Fair Value of Financial Instruments” to our audited consolidated financial statements for a more complete discussion. The discount rate used to determine the fair value of our FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30,2017, and the Predecessor year ended September 30, 2017, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See "Note 5. Derivative Financial Instruments” and "Note 6. Fair Value of Financial Instruments”, to our audited consolidated financial statements for a more complete discussion.
In the predecessor periods, FGLIC had a modified coinsurance arrangement with FSRC, meaning that funds were withheld by FGLIC. This arrangement created an obligation for FGLIC to pay FSRC at a later date, which resulted in an embedded derivative. This embedded derivative was considered a total return swap with contractual returns that was attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap was based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that supported the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative was reported in “Other assets” if in a net gain position, or “Other liabilities”, if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses were reported in “Net investment gains” on the Consolidated Statements of Operations. For further discussion on the fair value option used by FSRC for third party reinsurance, see "Note 6. Fair Value of Financial Instruments" to our audited consolidated financial statements.

Evaluation of OTTI
We have a policy and process in place to evaluate securities in our investment portfolio quarterly to assess whether there has been an OTTI. This evaluation process entails considerable judgment and estimation and involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as: whether the issuer is current on all payments and all contractual payments have been made as agreed; the remaining payment terms and the financial condition and near term prospects of the issuer; the lack of ability to refinance due to liquidity problems in the credit market; the fair value of any underlying collateral; the existence of any credit protection available; the intent to sell and whether it is more likely than not we would be required to sell prior to recovery for fixed maturity securities; the assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time; the intent and ability to retain equity securities for a period of time sufficient to allow for recovery; consideration of rating agency actions; and changes in estimated cash flows of residential mortgage-backed securities ("RMBS") and asset-backed securities ("ABS"). An extended and severe unrealized loss position on an AFS fixed income security may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. When assessing our intent to sell a security or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, sales of investments to meet cash flow or capital needs
We determine whether OTTI losses should be recognized for fixed maturity and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of fixed maturity securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be OTTI. For equity securities, we recognize an OTTI in the period in which we do not have the intent and ability to hold the securities until recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available, including the magnitude of any unrealized loss and its duration. Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management’s best estimate and is revised as additional information becomes available. As such, changes in or deviations from the assumptions used in such analysis can have a significant effect on the results of operations. See “OTTI and Watch List,” "Note 2. Significant Accounting Policies and Practices" and "Note 4. Investments" to our audited consolidated financial statements for a more complete discussion.
We also have a policy and process in place to evaluate mortgage loans held in our investment portfolio to assess whether any of the loans are impaired. Mortgage loans on real estate are all commercial mortgage loans ("CMLs"). Mortgage loans are evaluated by the Company’s investment professionals, including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company’s review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt. If a mortgage loan is determined to be impaired (i.e. when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted on the loan’s original purchase yield, or the fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. We also establish a valuation allowance for estimated probable credit losses for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified.
DAC and VOBA
Acquisition costs that are incremental, direct costs of successful contract acquisition are capitalized as DAC. DAC consists principally of commissions. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date.
FSRC has elected the fair value option to account for its funds withheld receivables, non-funds withheld assets and insurance reserves related to its assumed reinsurance. See “Note 2. Significant Accounting Policies & Practices” to our audited consolidated financial statements.
DAC and VOBA are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition.

For annuity products and IUL, DAC and VOBA are being amortized generally in proportion to estimated gross profits from net investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gain (loss) on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. At each valuation date, the most recent quarter’s estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, duration of contract, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. Estimated future gross profits vary based on a number of factors, including net investment spread margins, surrender charge income, policy persistency, policy administrative expenses and recognized gains and losses on investments including credit related OTTI losses. Estimated future gross profits are sensitive to changes in interest rates, which are the most significant component of gross profits.
Changes in assumptions can have a significant impact on DAC and VOBA, amortization rates and results of operations. Assumptions are management’s best estimate of future outcomes. Several assumptions are considered significant and require significant judgment in the estimation of gross profits and are listed below. We periodically review these assumptions against actual experience and update our assumptions based on additional information that becomes available.
Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for all applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults.
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions, which require considerable judgment.
We perform sensitivity analyses to assess the impact that certain assumptions have on DAC and VOBA. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC and VOBA. The effects, increase or (decrease), presented are not representative of the aggregate impacts that could result if a combination of such changes to interest rates and other assumptions occurred.

(dollars in millions)	As of December 31, 2017
Successor
A change to the long-term interest rate assumption of -50 basis points	$—
A change to the long-term interest rate assumption of +50 basis points	—
An assumed 10% increase in surrender rate	—
Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.
Lower assumed interest rates or higher assumed annuity surrender rates tend to decrease the balances of DAC and VOBA, thus decreasing income before income taxes. Higher assumed interest rates or lower assumed annuity surrender rates tend to increase the balances of DAC and VOBA, thus increasing income before income taxes.
See “Note 2. Significant Accounting Policies and Practices”, “Note 3. Significant Risks and Uncertainties” and “Note 7. Intangibles” to our audited consolidated financial statements for a more complete discussion.
Reserves for Future Policy Benefits and Product Guarantees
The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are based on our experience. These assumptions are established at issue of the contract and include mortality, morbidity, contract full and partial surrenders, investment returns, annuitization rates and expenses. The assumptions used require considerable judgment. We review overall policyholder experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. For traditional life and immediate annuity products, assumptions used in the reserve calculation can only be changed if the reserve is deemed to be insufficient. For all other insurance products, changes in assumptions will be used to calculate reserves. These changes in assumptions will also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect our reserve levels and related results of operations.
Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions.
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017 on the fixed annuity products averaged 5%, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
The assumptions used to establish the liabilities for our product guarantees require considerable judgment and are established as management’s best estimate of future outcomes. We periodically review these assumptions and, if necessary, update them based on additional information that becomes available. Changes in or deviations from the assumptions used can significantly affect our reserve levels and related results of operations.
At issue, and at each subsequent valuation, we determine the present value of the cost of the guaranteed minimum withdrawal benefit (“GMWB”) rider benefits in excess of benefits that are funded by the account value. We also calculate the expected value of the future rider charges for providing for these benefits. We accumulate a reserve equal to the portion of these fees that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges when required. We have minimal experience to date on policyholder behavior for our GMWB products which we began issuing in 2008; as a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.

Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of December 31, 2017 (Successor) are summarized as follows:

(dollars in millions)	Direct	Reinsurance Recoverable	Net

Fixed indexed annuities	$15,179	$—	$15,179
Fixed rate annuities	4,022	(64)	3,958
Immediate annuities	3,144	(136)	3,008
Universal life	1,494	(1,073)	421
Traditional life	2,756	(1,233)	1,523
Total	$26,595	$(2,506)	$24,089
See “Note 2. Significant Account Policies and Practices” to our audited consolidated financial statements for a more complete discussion.
Deferred Income Tax Assets and Related Valuation Allowance
Accounting Standards Codification section 740, Income Taxes (ASC 740), provides that deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a portion of or all deferred tax assets will not be realizable. Assessing the need for, and the amount of, a valuation allowance for deferred tax assets requires management’s judgment, considering all available positive and negative evidence as to the relizability of deferred tax assets.
Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (i.e., ordinary income or capital gain) in either the carryback or carry-forward period under tax law. The four sources of taxable income that may be considered in determining whether a valuation allowance is required are:

•	Future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities);

•	Taxable income in prior carryback years, if carryback is permitted under tax law;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carry-forwards.
At each reporting date, management considers new evidence, both positive and negative, that could impact management’s judgment regarding the future realization of deferred tax assets. As of December 31, 2017 (Successor), management gathered the following positive and negative evidence concerning the future realization of deferred tax assets:
Positive Evidence:

•	As of December 31, 2017 (Successor), we were in a cumulative income position based on pre-tax income over the prior 12 quarters;

•	We are projecting significant pre-tax GAAP income from continuing operations;

•	We have projected that the reversal of taxable temporary timing differences will unwind in the 20-year projection period;

•	We have a history of utilizing all significant tax attributes before they expire; and

•	Our inventory of IRC Section 382 limited attributes has been significantly reduced over the past couple years.
Negative Evidence:

•	§382 limited carry-forwards reduce our ability to utilize tax attributes in future years; and

•	Brief carryback/carry-forward period for capital losses.

Based on management’s evaluation of the above positive and negative evidence, management concluded that a valuation allowance continued to be necessary for some of the Company’s DTAs at December 31, 2017 (Successor). The Company maintains a full valuation allowance for the DTAs of the non-life insurance companies.  It also maintains a valuation allowance against all of the capital losses of the life insurance companies.  For the Successor period from December 1, 2017 to December 31, 2017, the Company recorded net valuation allowance release of $13 related to the Company’s non-life companies. For the Predecessor period from October 1, 2017 to November 30, 2017, the Company recorded net valuation allowance release of $2 related to FGL’s non-life companies. For the Predecessor year ended September 30, 2017, the Company recorded net valuation allowance release of $1 related to FGL’s non-life companies.
Loss Contingencies
Loss contingencies are recorded as liabilities when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. The outcome of existing litigation and pending or potential examinations by various taxing or regulatory authorities are examples of situations evaluated as loss contingencies. Estimating the probability and magnitude of losses is often dependent upon management’s judgment of potential actions by third parties and regulators.
The establishment of litigation and regulatory reserves requires judgments concerning the ultimate outcome of pending claims against us and our subsidiaries. In applying their judgment, management utilizes opinions and estimates obtained from outside counsel to apply the appropriate accounting for contingencies. Accordingly, estimated amounts relating to certain claims have met the criteria for the recognition of a liability. Other claims for which a liability has not been recognized are reviewed on an ongoing basis in accordance with accounting guidance. A liability is recognized for all associated legal costs as incurred. Liabilities for litigation settlements, regulatory matters, legal fees and changes in these estimated amounts are not expected to have a material adverse effect on our financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome.
If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $1 that we have accrued as of December 31, 2017 (Successor), that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes. See further discussion in “Note 12. Commitments and Contingencies” to our audited consolidated financial statements.
Stock Compensation (Predecessor)
Prior to the closing of the Business Combination, stock compensation included plans sponsored by FGLH and FGL. The plans sponsored by FGLH included stock options, restricted stock units and dividend equivalent plans. All of the equity awards under the FGLH plan were settled in cash upon exercise and were included within Other Liabilities within our consolidated financial statements. The liability for these plans was valued at fair value each reporting period, and changes in fair value of the liability impact our net income (loss). Therefore, changes in the valuation assumptions of the equity awards could create volatility to our net income (loss). The primary basis for the valuation of the equity awards was the price of FGLH stock.
The plans sponsored by FGL included stock options, restricted stock, unrestricted stock and performance restricted stock units (“PRSUs”). The stock option, restricted stock, and unrestricted stock awards under the FGL plan were settled in equity issuance upon exercise, with the exception of our PRSUs. The fair value of the stock awards was determined as of the date the awards are approved and communicated to the recipient and was recognized as expense over the performance or service period, which generally corresponds to the vesting period. Determining the fair value of stock options at the grant date required judgment, including estimates for the average risk-free interest rate, expected volatility, and expected dividend yield. In fourth quarter 2016, FGL settled PRSUs in cash upon vesting and, therefore, reclassified these awards from equity to Other Liabilities. The liability for the PRSUs was valued at fair value upon reclassification which resulted in the recognition of additional compensation cost of $3. A total of 634 thousand PRSUs became fully vested as of September 30, 2016 (Predecessor) with a total cash payment of $15 made in November 2016 based on the fair value of the award at the time of settlement, which was $23.30 per PRSU. For our PRSUs, the attainment of performance targets was a key judgment. If the attainment of performance targets differed significantly from actual, stock-based compensation expense would be affected, which could have a material effect on our consolidated results of operations in a particular quarterly or annual period. The PRSUs granted in 2017 could only be settled in cash and, therefore, were classified as a liability plan as well, with the settlement value classified as a liability in "Other liabilities" on the Consolidated Balance Sheets.

At the effective time of the Business Combination, each (i) FGL stock option, (ii) share of FGL restricted stock and (iii) FGL PRSU, in each case whether vested or unvested, became fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for PRSUs, determined at the target performance level) multiplied by (2) $31.10 (less the exercise price per share in the case of stock options). In addition, at the effective of the Business Combination, each FGLH stock option and restricted stock unit relating to shares of FGLH, whether vested or unvested, became fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGLH stock subject to the award multiplied by (B) $176.32 (less the exercise price in the case of such FGLH Stock Options), and each dividend equivalent held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, became fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER. See “Note 10. Stock Compensation” to our consolidated financial statements for more information on our stock compensation plans.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our audited consolidated financial statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Revenues:
Premiums	$3	$7	$11	$42	$70	$58
Net investment income	92	174	240	1,005	923	851
Net investment gains (losses)	42	146	51	316	19	(37)
Insurance and investment product fees and other	28	35	38	167	127	89
Total revenues	165	362	340	1,530	1,139	961
Benefits and expenses:
Benefits and other changes in policy reserves	141	227	20	843	791	578
Acquisition and operating expenses, net of deferrals	16	51	28	137	119	113
Amortization of intangibles	1	36	123	193	54	64
Total benefits and expenses	158	314	171	1,173	964	755
Operating income	7	48	169	357	175	206
Interest expense	(2)	(4)	(6)	(24)	(22)	(24)
Income before income taxes	5	44	163	333	153	182
Income tax expense	(107)	(16)	(55)	(110)	(56)	(64)
Net (loss) income	$(102)	$28	$108	$223	$97	$118
Less Preferred stock dividend	2	—	—	—	—	—
Net income (loss) available to common shareholders	$(104)	$28	$108	$223	$97	$118
We have provided a discussion of the Successor period from December 1, 2017 to December 31, 2017 without comparison to prior periods, as it represents a stub period subsequent to the Business Combination. We have provided a discussion of the Predecessor period from October 1, 2017 to November 30, 2017 period without comparison to prior periods, as it represents a stub period prior to the Business Combination. As such, we do not believe it would be appropriate to compare our results of operations in pre-and post-acquisition periods.
Annuity sales for the Successor period from December 1, 2017 to December 31, 2017 were $222. Sales of MYGA for the Successor period from December 1, 2017 to December 31, 2017 were $47. We view MYGA volume and funding agreements as opportunistic and therefore these volumes may fluctuate from period to period. Indexed universal life sales for the Successor period from December 1, 2017 to December 31, 2017 were $3. See the "Introduction" to Management's Discussion and Analysis for annuity and IUL sales by fiscal quarter for the predecessor periods.
Annuity sales for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 were $401 and $648, respectively. Sales of MYGA for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 were $114 and $97, respectively. Indexed universal life sales for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 were , $4 and $489, respectively.

Annuity sales for the Predecessor year ended September 30, 2017 and Predecessor year ended September 30, 2016 were $2,550 and $2,525, respectively, including FIA sales of $1,868 and $1,832, respectively. FIA sales during the Predecessor year ended September 30, 2017 reflect continued strong and productive partnerships with our IMO's. The Predecessor year ended September 30, 2017 and the Predecessor year ended September 30, 2016 reflect a $136 and $157 funding agreement, respectively, with Federal Home Loan Bank ("FHLB"), under an investment spread strategy. These funding agreements are reflected as an institutional spread based product. Sales of MYGA were $546 in the Predecessor year ended September 30, 2017 as compared to $536 in the Predecessor year ended September 30, 2016. We view MYGA volume and funding agreements as opportunistic and therefore these volumes will fluctuate from period to period. Indexed universal life sales during the Predecessor year ended September 30, 2017 and the Predecessor year ended September 30, 2016 were $46 and $56, respectively. The decline in IUL sales during the Predecessor year ended September 30, 2017 reflects our focus on quality of new business and pricing discipline to achieve profitability and capital targets.

Annuity sales during the Predecessor year ended September 30, 2016 and the Predecessor year ended September 30, 2015 were $2,525 and $2,466, respectively, including $1,832 and $2,179, respectively. As expected, FIA sales were down from the near record level achieved during the Predecessor year ended September 30, 2016 as we have intentionally moderated volume to sustain a disciplined approach for new business profitability and capital management. Sales of MYGA were $536 in the Predecessor year ended September 30, 2016 as compared to $287 in the Predecessor year ended September 30, 2015. During third quarter of the Predecessor year ended September 30, 2016, we entered into a $157 funding agreement with FHLB, under an investment spread strategy. This funding agreement is reflected as an institutional spread based product. We view MYGA volume and funding agreements as opportunistic and therefore these volumes will fluctuate from period to period. Indexed universal life sales during the Predecessor year ended September 30, 2016 and the Predecessor year ended September 30, 2015 were $56 and $35, respectively. The strong growth in the during the Predecessor year ended September 30, 2017reflects the Company's ongoing efforts to steadily grow indexed universal life sales through its network of core middle-market focused IMO's.

Revenues

Premiums

Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGLIC has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The traditional life business is primarily related to the return of premium riders on traditional life contracts. While the base contract has been reinsured, we continue to retain the return of premium rider.

Premiums were $3, $7 and $11 for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, respectively. The primary driver of these results was premiums earned on traditional life insurance products.

Premiums decreased $28, or 40%, from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 primarily due to the retroactive reinstatement of a reinsurance treaty with a third party reinsurer during the Predecessor year ended September 30, 2017 with a partial offset in benefits and other changes in policy reserves. Also contributing to the decrease was higher life-contingent immediate annuity premiums during the Predecessor year ended September 30, 2016, resulting from an increase in deferred annuity policies reaching the required annuitization period.
Premiums increased $12, or 21%, from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 primarily due to an increase in life-contingent immediate annuity premiums resulting from an increase in deferred annuity policies reaching their required annuitization period during the Predecessor year ended September 30, 2016.

Net investment income
Below is a summary of the major components included in net investment income for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016, and 2015:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Fixed maturity securities, available-for-sale	$80	$164	$228	$953	$869	$799
Equity securities, available-for-sale	6	5	10	41	32	33
Commercial mortgage loans, related party loans, invested cash, short term investments, and other investments	7	10	7	33	40	39
Gross investment income	93	178	245	1,027	941	871
Investment expense	(1)	(4)	(5)	(22)	(18)	(20)
Net investment income	$92	$174	$240	$1,005	$923	$851
Our net investment spread and AAUM for the period is summarized as follows (annualized):

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Yield on AAUM (at amortized cost)	4.48%	4.93%	4.85%	4.95%	4.92%	4.80%
Less: Interest credited and option cost	(2.46)%	(2.49)%	(2.56)%	(2.53)%	(2.65)%	(2.83)%
Net investment spread	2.01%	2.44%	2.29%	2.42%	2.27%	1.97%
AAUM	$24,722	$21,167	$19,768	$20,324	$18,738	$17,722

•
Net investment income ("NII") of $92 for the Successor period from December 1, 2017 to December 31, 2017, was affected by AAUM (volume), partially offset by $7 of increased premium amortization driven by the effects of purchase accounting.

•
NII of $174 and $240 for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively, were affected by AAUM (volume).

•
AAUM of $24,722, for the Successor period from December 1, 2017 to December 31, 2017 was primarily influenced by the acquisition of the FSR Companies as well as by the effects of purchase accounting on the investments of FGL.

•
AAUM of $21,167 and $19,768 for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively. The result for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 were influenced by new business sales and stable retention trends.

•
The increase in NII of $82, or 9%, from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 was primarily due an increase in AAUM (volume).  The volume increase period over period resulted in net investment income growth of $78, with the remaining $4 driven by an increase in earned yields (rate).

•
The increase in AAUM of $2 billion or 8% from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 was primarily due to new business sales over the past year and stable in-force retention trends.

•
The increase in NII of $72, or 8%, from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 was primarily due to increases in AAUM (volume) and earned yields (rate).  The volume and rate increases period over period resulted in net investment income growth of $49 and $23, respectively. The increase in earned yields was primarily due to higher overall portfolio yields from repositioning activities completed as well as an increase in income from tender offer consideration and bond prepayment income.

•
The increase in AAUM of $1 billion or 6% from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 was primarily due to annuity sales and FHLB institutional spread based sales over the past year and stable in force retention trends.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016, and 2015:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Net realized (losses) gains on available-for-sale securities	$5	$7	$—	$(16)	$(14)	$(22)
Realized and unrealized gains (losses) on certain derivative instruments	37	138	39	348	82	(107)
Change in fair value of reinsurance related embedded derivative (a)	—	1	12	(16)	(49)	92
Net investment gains (losses)	$42	$146	$51	$316	$19	$(37)
(a) Only applicable to predecessor periods
Activity in Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016

•
For the Successor period from December 1, 2017 to December 31, 2017 net realized gains on available-for-sale securities of $5 includes $5 of net trading gains and $0 of impairment losses. In the Predecessor period from October 1, 2017 to November 30, 2017 net realized gains on available-for-sale securities of $7 includes $7 of net trading gains on corporate and foreign bonds and $0 of impairment losses. The Predecessor period from October 1, 2016 to December 31, 2016 included net realized gains on available-for-sale securities of $0 includes $1 of net impairments, primarily related to loan participations and Salus CLO, completely offset by other net gains of $1 on available-for-sale securities.

•
Net realized and unrealized gains on certain derivatives were $37, $138 and $39 for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, respectively. See the table below for primary drivers of these gains.

•
The fair value of reinsurance related embedded derivative, is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. The majority of the movement in the value of this derivative was driven by the Predecessor's coinsurance agreement with FSR. As part of the Merger, FSR is now part of the Company which neutralized the impact of this component of net investment gains (losses) for the Successor period from December 1, 2017 to December 31, 2017. The reinsurance related embedded derivative increased $1 and $12 for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively. For the Predecessor period from October 1, 2016 to December 31, 2016, the increase in the fair value change was driven primarily by an increase in treasury yields as a result of the political and economic uncertainty from the U.S. presidential election during the period.

Predecessor year ended September 30, 2017 compared to the Predecessor year ended September 30, 2016

•
The increase in net realized losses on available-for-sale securities of $2 from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 was primarily due to a decrease in trading gains year over year. The Predecessor year ended September 30, 2017 net realized losses on available-for-sale securities of $16 include $6 of net trading gains and $22 of impairment losses, primarily related to available-for-sale debt securities related to investments in First National Bank Holding Co. Comparatively, the Predecessor year ended September 30, 2016 net realized losses on available-for-sale securities of $14 include $22 of net trading gains, $8 on recovery of the RadioShack loan participation previously impaired in 2015, and $44 of impairment losses, primarily related to loan participations and Salus CLO. Refer to impairment disclosures in "Note 4. Investments" to our audited consolidated financial statements for additional details.

•
Net realized and unrealized gains on certain derivative instruments increased $266 from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017. See the table below for primary drivers of this increase.

•
Partially offsetting the increase in net investment gains on available-for-sale securities and derivative instruments from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 was a $33 period over period increase in fair value of reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. Specifically, the reinsurance related embedded derivative decreased $16 during the Predecessor year ended September 30, 2017 resulting from an increase in the net unrealized gain position of the FSRC FWH portfolio during the year, primarily due to improvements in the commodities and high yield bonds and emerging market securities, offset by higher Treasury yields in response to Federal Reserve interest rate increases. Comparatively, the reinsurance related embedded derivative decreased $49 in the Predecessor year ended September 30, 2016 resulting from an increase in the net unrealized gain position of the FSRC FWH portfolio during the year, primarily due to generally positive capital market and commodities price movements during the current year.

Predecessor year ended September 30, 2016 compared to Predecessor year ended September 30, 2015

•
The increase in net investment gains on available-for-sale securities of $8 from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 was primarily due a decrease in impairments year over year, partially offset by a decrease in net realized gains, as the Predecessor year ended September 30, 2015 reflected trading gains from our tax planning strategy initiated in 2014. The Predecessor year ended September 30, 2016 net realized losses on available-for-sale securities includes $44 of net impairments, primarily related to loan participations and Salus CLO. Comparatively, the Predecessor year ended September 30, 2015 net realized losses on available-for-sale securities includes of $82 of impairments primarily related to direct and indirect investments in RadioShack Corporation ("RSH"), which filed for bankruptcy in February 2015, as well as Salus CLO Equity investment. Refer to impairment disclosures in "Note 4. Investments" to our audited consolidated financial statements for additional details.

•
Net realized and unrealized gains on certain derivative instruments increased $189 from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016. See the table below for primary drivers of this increase.

•
Partially offsetting the increase in net investment gains on available-for-sale securities and derivative instruments from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 was a $141 period over period decrease in fair value of reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. Specifically, the reinsurance related embedded derivative decreased $49 during the Predecessor year ended September 30, 2016 resulting from an increase in the net unrealized gain position of the FSRC FWH portfolio during the year, primarily due to generally positive capital market and commodities price movements during the current year. Comparatively, the reinsurance related embedded derivative increased $92 in the Predecessor year ended September 30, 2015 as a result of a decrease in fair value of the FWH portfolio primarily due to an increase in credit spreads during a period characterized by increased volatility in the capital markets. The impact of reinsurance related embedded derivative gains (losses) is largely offset in stockholders’ equity as the change in the net unrealized gains (losses) on the FSRC FWH portfolio is included in AOCI.

We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.
The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity and universal life products for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016, and 2015 are as follows:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Call Options:
Gains (losses) on option expiration	$1	$73	$—	$212	$(89)	$114
Change in unrealized gains (losses)	33	56	39	126	163	(214)
Futures contracts:
Gains (losses) on futures contracts expiration	2	7	1	7	5	(6)
Change in unrealized gains (losses)	1	2	(1)	3	3	(1)
Total net change in fair value	$37	$138	$39	$348	$82	$(107)

Change in S&P 500 Index during the period	1%	5%	3%	16%	13%	(3)%

•
Realized gains and losses on certain derivative instruments are directly correlated to the performances of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Additionally, the fair value of call options are primarily driven by the underlying performance of the S&P 500 index relative to the S&P index on the policyholder buy dates during each respective year.

•
The net change in fair value of certain derivative instruments for the Successor period ended December 31, 2017 and the Predecessor periods from October 1, 2017 to November 30, 2017 and October 1, 2016 to December 31, 2016 was primarily driven by movements in the S&P 500 Index.

•
The increases in certain derivative instruments from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 and from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 were primarily due to the change in net realized and unrealized gains/(losses) on call options and future contracts during the respective years as well as timing of option purchases and expirations.

The average index credits to policyholders for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016, and 2015 were as follows:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Average Crediting Rate	6%	6%	2%	4%	1%	4%
S&P 500 Index:
Point-to-point strategy	4%	4%	4%	4%	1%	4%
Monthly average strategy	4%	4%	2%	3%	1%	4%
Monthly point-to-point strategy	10%	10%	1%	4%	—%	3%
3 year high water mark	13%	16%	15%	13%	16%	24%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 and the Predecessor years ended September 30, 2017, 2016, and 2015 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Favorable index performance at different points in these periods caused an increase in crediting rates in the point-to-point, monthly point-to-point strategies due to higher equity returns in the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, the Predecessor year ended September 30, 2017 and 2015. Unfavorable index performance caused a decline in crediting rates due to lower equity returns in the Predecessor year ended September 30, 2016.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor year ended September 30, 2017, 2016, and 2015:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Insurance and investment product fees and other:
Surrender charges	$3	$10	$7	$34	$22	$19
Cost of insurance fees and other income	25	25	31	133	105	70
Total insurance and investment product fees and other	$28	$35	$38	$167	$127	$89

•
Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations).

•
Total insurance and investment product fees and other was $28 for the Successor period from December 1, 2017 to December 31, 2017. This income was primarily driven by a $12 contract termination fee and $9 in total cost of insurance, policy rider fees and surrender charges.

•
Total insurance and investment product fees and other was $35, and $38 for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively. These fees are primarily related to rider fees on FIA policies as well as cost of insurance ("COI") charges on IUL policies. Guaranteed minimum withdrawal benefit ("GMWB") rider fees were $13 and $15 for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively. The COI charges on IUL policies were $10 and $15 for the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, respectively. These charges were influenced by the growth in the life business over the past two years.

•
The $40 and $38 increases in total insurance and investment product fees and other in the Predecessor year ended September 30, 2017 and 2016, respectively, were primarily due to increases in rider fees on FIA policies as well as increases in COI charges on IUL policies over the past year. GMWB rider fees increased $18 from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 and $16 from the Predecessor year ended September 30, 2016 and the Predecessor year ended September 30, 2017. This growth is a result of growth in benefit base, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. The COI charges on IUL policies also increased $15 and $12 during the Predecessor year ended September 30, 2016 and the Predecessor year ended September 30, 2017, respectively, due to continued growth in the life business over the past two years.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor year ended September 30, 2017, 2016, and 2015:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
FIA market value option liability change	$1	$70	$37	$151	$174	$(219)
FIA present value future credits & guarantee liability change	23	(31)	(173)	(145)	96	101
Index credits, interest credited & bonuses	28	151	112	649	316	524
Annuity payments	13	25	40	152	164	176
Other policy benefits and reserve movements	71	12	4	36	41	(4)
Change in fair value of reserve liabilities held at fair value	5	—	—	—	—	—
Total benefits and other changes in policy reserves	$141	$227	$20	$843	$791	$578

•
The FIA market value option liability increased $1, $70 and $37 during the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively, and were driven by the corresponding change in fair value of FIA options during the respective periods. In general, a decrease or increase in market value of derivative assets hedging FIA index credits will result in a corresponding decrease or increase in the market value option liability, respectively. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
The FIA market value option liability increased $151 during the Predecessor year ended September 30, 2017, increased $174 during the Predecessor year ended September 30, 2016 and decreased $219 during the Predecessor year ended September 30, 2015. The decrease of $23 from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 and increase of $393 from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 was driven by the corresponding change in fair value of FIA options during the respective periods.

•
The FIA present value of future credits and guarantee liability increased $23 and decreased $31 and $173 during the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor period from October 1, 2016 to December 31, 2016, respectively. The change in longer duration risk free rates period over the period increased reserves by $8 and decreased reserves by $19 and $167 for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor period from October 1, 2016 to December 31, 2016, respectively, and an increase in longer duration risk free rates during the period decreased reserves during the Predecessor periods October 1, 2017 to November 30, 2017 and October 31, 2016 to December 31, 2016.

•
The FIA present value of future credits and guarantee liability decreased $145, and increased $96 and $101 during the Predecessor year ended September 30, 2017, 2016, and 2015, respectively. The change in longer duration risk free rates year over year decreased reserves by $167, increased reserves by $97, and increased reserves by $83 during the Predecessor year ended September 30, 2017, 2016, and 2015, respectively. Additionally, the reserve increase for the Predecessor year ended September 30, 2017, 2016, and 2015 included increases of $33, $22, and $18, respectively, related to annual surrender assumption update which impacted the FIA embedded derivative reserve calculation.

•
Index credits, interest credited & bonuses were $28, $151 and $112 for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively. Changes were primarily due to high index credits on FIA policies reflecting the favorable performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related increases in proceeds from options and futures which fund FIA index credits during the Predecessor periods October, 1, 2017 to November 30, 2017 and October 31, 2016 to December 31, 2016.

•
Index credits, interest credited & bonuses increased $333 from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 and decreased $208 from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016. The year over year fluctuations from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 and the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 were primarily due to changes in the amount of index credits on FIA policies reflecting the fluctuation in performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related changes in in realized gains from options and futures which fund FIA index credits. Fixed interest credits remained in line with historical experience in the Predecessor years ended September 31, 2017, 2016 and 2015.

•
Other policy benefits and reserve movements were $71, $12 and $4 for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively. The movements for the Successor period from December 1, 2017 to December 31, 2017 was primarily due to inclusion of FSRC policy benefits and reserve movements of $47 and the effects of re-bifurcating of the FIA embedded derivative.

•
Other policy benefits and reserve movements decreased $5 from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 and increased $45 from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016. The decrease from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 was primarily due to a decrease in life contingent immediate annuity reserves due to increased annuitizations during the Predecessor year ended September 30, 2016. The reserve increase from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 was due to an increase in

GMWB reserves in the current year due to continued growth in FIA policies with the rider, as well as an increase in life contingent immediate annuity reserves due to increased annuitizations during the Predecessor year ended September 30, 2016.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor year ended September 30, 2017, 2016, and 2015:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Acquisition and operating expenses, net of deferrals:
General expenses	$11	$47	$25	$120	$107	$106
Acquisition expenses	27	44	92	310	325	298
Deferred acquisition costs	(22)	(40)	(89)	(293)	(313)	(291)
Total acquisition and operating expenses, net of deferrals	$16	$51	$28	$137	$119	$113

•
Acquisition and operating expenses during the Successor period from December 1, 2017 to December 31, 2017 were largely driven by commissions, net of deferrals, paid for the acquisition of business as well as Merger related expenses.

•
Acquisition and operating expenses for the Predecessor period from October 1, 2017 to November 30, 2017, were impacted by Merger related expenses incurred in the period. Gross acquisition expenses for the Predecessor periods from October 1, 2017 to November 30, 2017 and October 1, 2016 to December 31, 2016 were $44 and $92, respectively, driven by commissions incurred related to annuity and IUL sales, partially offset by higher deferred acquisition costs.

•
The increase in acquisition and operating expenses, net of deferrals, during the Predecessor year ended September 30, 2017 compared to the Predecessor year ended September 30, 2016 reflects an increase in general expenses related to employee headcount growth, as well as increased merger transaction cost and LTIP expense. Gross acquisition expenses decreased $15 from the Predecessor year ended September 30, 2017 compared to the Predecessor year ended September 30, 2016 due to lower commissions driven by lower IUL sales in the Predecessor year ended September 30, 2017.

•
The increase in acquisition and operating expenses, net of deferrals, during the Predecessor year ended September 30, 2016 compared to the Predecessor year ended September 30, 2015 reflects an increase in general expenses related to employee headcount growth, nearly offset by lower long term incentive plan costs year over year. Gross acquisition expenses increased $27 from the Predecessor year ended September 30, 2016 compared to the Predecessor year ended September 30, 2015 due to higher commissions driven by increased MYGA and IUL sales. This increase was partially offset by a corresponding increase in deferrals of $22.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor year ended September 30, 2017, 2016, and 2015:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
Amortization of intangibles related to:	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Unlocking	$—	$(10)	$—	$(30)	$(27)	$(23)
Interest	(2)	(10)	(13)	(57)	(45)	(34)
Amortization	3	56	136	280	126	121
Total amortization of intangibles	$1	$36	$123	$193	$54	$64

•	Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization).

•
The Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 included $0, $10 and $0, respectively, of favorable unlocking. Amortization of $3, $56 and $136 during the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively, was impacted by actual gross profits ("AGPs") on the DAC lines of business ("LOBs"). AGPs were driven by net investment gains, net investment income and an increase in risk free rates which served to affect reserves. Interest changed period-over-period due to continued growth in our in force book of business.

•
The Predecessor year ended September 30, 2017 results included $30 of favorable unlocking, primarily from equity market fluctuations and aforementioned annual surrender assumption updates. Comparatively, the Predecessor year ended September 30, 2016 results included $27 of favorable unlocking. The year over year increase in amortization of $154 was primarily due to higher AGPs on the DAC LOBs, excluding the impact of the reinsurance related embedded derivative. The year over year increase in AGPs during 2017 was primarily driven by an increase in net investment gains, net investment income (see net investment gains and net investment income discussions above) and an increase in the risk free rate which served to decrease reserves (see benefit and reserve discussion above). Interest increased year-over-year due to continued growth of our in force book of business.

•
The Predecessor year ended September 30, 2016 results included favorable unlocking and amortization adjustments of $27 primarily from equity market fluctuations and aforementioned annual assumption updates. Also contributing to the year over year increase was lower overall gross margins in the Predecessor year ended September 30, 2016 primarily due to higher AGPs on the DAC LOBs, excluding the impact of the reinsurance related embedded derivative. The year over year increase in AGPs during 2016 was primarily driven by an increase in net investment income (see net investment income discussion above) and lower net losses on available for sale securities (see net investment gain/(loss) discussion above), partially offset by an increase in FIA reserves due to market movements in risk free rates (see benefit and reserve discussion above). Interest increased year-over-year due to continued growth of our in force book of business.

Other items affecting net income
Interest expense
The interest expense and amortization of debt issuance costs of the Company's debt for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor year ended September 30, 2017, 2016, and 2015, respectively, were as follows:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
Interest expense and amortization related to:	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Debt	$2	$3	$5	$19	$21	$23
Revolving credit facility	—	1	1	5	1	1
Total interest expense	2	4	6	24	22	24

•
Interest expense was $2, $4 and $6 for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively, reflects interest incurred on our Debt and Revolving credit facility for those periods.

•
The Predecessor year ended September 30, 2017 interest expense included interest incurred on the $105 revolving credit facility outstanding on which the company drew $100 during the fourth fiscal quarter of 2016 and $5 during the second fiscal quarter of 2017. The increase in interest on the revolving credit facility was partially offset by a decrease in amortization of capitalized debt issuance costs related to the $300 of outstanding 6.375% senior notes (the "Senior Notes") issued by FGLH in March 2013.

•
The Predecessor year ended September 30, 2016 interest expense decreased $2 compared to the Predecessor year ended September 30, 2015 due to the amortization of capitalized debt issuance costs related to the Senior Notes which were fully amortized in March of 2016.

Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor year ended September 30, 2017, 2016, and 2015:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Income before taxes	$5	$44	$163	$333	$153	$182

Income tax before valuation allowance and tax law impact	(11)	14	55	111	125	63
Change in tax law impact	131	—	—	—	—	—
Change in valuation allowance	(13)	2	—	(1)	(69)	1
Income tax	$107	$16	$55	$110	$56	$64
Effective rate	2,140%	36%	34%	33%	37%	35%

•	Income tax expense for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1 to November 30, 2017, and the Predecessor period from October 1,

2016 to December 31, 2016 was $107, $16, and $55, respectively. The income tax expense for the Successor period from December 1, 2017 to December 31, 2017 was affected by the write off of deferred tax assets due to the tax rate change from 35% to 21%. The income tax expense for the Predecessor period from October 1, 2017 to November 30, 2017 was affected by the impact of the valuation allowance expense, partially offset by the impact of positive permanent adjustments, including low income housing credits and dividends received deduction. The income tax expense for the Predecessor period from October 1, 2016 to December 31, 2016 was affected by the impact of positive permanent adjustment, including low income housing credits and dividends received deduction.

•
Income tax expense for the Predecessor year ended September 30, 2017 is $110, net of a valuation allowance release of $1, compared to income tax expense of $56 for the Predecessor year ended September 30, 2016, net of a valuation allowance release of $69. The increase in income tax expense of $54 from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 was primarily due to an increase in pre-tax income of $181 year over year, partially offset by an increase in favorable permanent adjustments, including low income housing tax credits and dividends received deduction.

•
Income tax expense for the Predecessor year ended September 30, 2016 was $56, net of a valuation allowance release of $69, compared to income tax expense of $64 for the Predecessor year ended September 30, 2015, inclusive of valuation allowance expense of $1. The decrease in income tax expense of $8 from the Predecessor year ended September 30, 2015 to the Predecessor year ended September 30, 2016 was primarily due to a decrease in pre-tax income of $29 year over year. The valuation allowance release for the Predecessor year ended September 30, 2016 is related to the removal of the valuation allowance against life company capital loss deferred tax assets that expired and were written off in the first quarter of the Predecessor year ended September 30, 2016 and, therefore, had no net impact to the overall tax expense.

In assessing the recoverability of our deferred tax assets, we regularly consider the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce our deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, we are required to make judgments and estimates related to projections of future profitability. These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies. We have recorded a partial valuation allowance of $24 against our gross deferred tax asset of $650 as of December 31, 2017.

We maintain a valuation allowance against the deferred tax assets of our non-life insurance company subsidiaries. Our non-life insurance company subsidiaries have a history of losses and insufficient sources of future income necessary to recognize any portion of their deferred tax assets. The deferred tax assets and valuation allowance associated with those carryforwards were written off at December 31, 2015. As of December 31, 2017, there is no valuation allowance placed against the deferred tax assets of the life companies.

The valuation allowance is reviewed quarterly and will be maintained until there is sufficient positive evidence to support a release. At each reporting date, we consider new evidence, both positive and negative, that could impact the future realization of deferred tax assets. We will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.

U.S. tax legislation enacted on December 22, 2017 is referred to as the "Tax Cuts and Jobs Act" ("U.S. tax reform"). U.S. tax reform made broad and complex changes to the U.S. Internal Revenue Code that potentially impact the Company. The primary impact on our 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% which required us to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment. Other provisions of U.S. tax reform that will impact us but are not effective until January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) modifications method of computing reserves for any life insurance contract; 3) extension of the DAC capitalization period to 15 years and 4) the Base Erosion Anti-Abuse Tax or “BEAT” provisions.

AOI
The table below shows the adjustments made to reconcile net income to our AOI for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016, and 2015:

				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
Reconciliation from Net Income to AOI:	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Net income	$(102)	$28	$108	$223	$97	$118
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets (a)	—	(6)	(1)	13	9	13
Effect of change in FIA embedded derivative discount rate, net of offsets (a)	6	(10)	(92)	(95)	54	56
Effect of change in fair value of reinsurance related embedded derivative, net of offsets (a)	—	(1)	(10)	11	37	(69)
Effects of class action litigation reserves, net of offsets	—	—	—	—	—	(1)
Effects of integration and merger transaction expenses (b)	(8)	29	—	—	—	—
Net impact of Tax Cuts and Jobs Act	131	—	—	—	—	—
Effects of tax impact of affiliated reinsurance embedded derivative	(20)	—	—	—	—	—
Tax impact of adjusting items	(4)	(4)	36	25	(35)	1
AOI	$3	$36	$41	$177	$162	$118
(a) Amounts are net of offsets related to value of business acquired ("VOBA") and deferred acquisition cost ("DAC") amortization.
(b) Other non-operating items' for the one month ended December 31, 2017 consists of the effect of a $12 contract termination fee received

•
AOI was $3 for the Successor period from December 1, 2017 to December 31, 2017. Included in these results were $(9) of net expense from higher VOBA amortization from unlocking and equity market fluctuations and $(2) of unfavorable single premium immediate annuity ("SPIA") and other reserve adjustments.

•
AOI was $36 and $41 for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016, respectively. Included in the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 was $4, and $0, respectively, of net benefit from lower DAC amortization from unlocking and equity market fluctuations, $1 and $2, respectively, of net favorable single premium immediate annuity ("SPIA") and other reserve adjustments, and $0 and $2, respectively, of bond prepayment income and lower tax expenses.

•
AOI increased $15 from $162 to $177 in the Predecessor year ended September 30, 2017. The current year results included approximately $18 net benefit from lower DAC amortization from unlocking and equity market fluctuations, and annual assumption review, $5 net favorable SPIA and other reserve adjustments, and $4 bond prepayment income and lower tax expense, partially offset by $11 higher expense related to the pending merger transaction and legacy incentive compensation plans. Comparatively, the Predecessor year ended September 30, 2016 AOI included approximately $17 of net favorable adjustments, related to lower DAC amortization and reserve changes, primarily due to equity market fluctuations and annual assumption updates; $7 of net favorable performance in the immediate annuity product line and other reserve movements; and $6 of bond prepayment income; partially offsetting these favorable items were $4 of expenses related to merger transaction costs and $2 of stock compensation expense related to our Performance Restricted Stock Units which were reclassified from an equity plan to a liability plan in the fourth quarter of 2016 (refer to “Note 10 Stock Compensation” to our audited consolidated financial statements for additional details).

•
AOI increased $44 from $118 to $162 in the Predecessor year ended September 30, 2016. The Predecessor year ended September 30, 2016 AOI included approximately $17 of net favorable adjustments related to lower DAC amortization and reserve changes, primarily due to equity market fluctuations and annual assumption updates; $7 of net favorable performance in the immediate annuity product line and other reserve movements; and $6 of bond prepayment income. Partially offsetting these favorable items was $4 of expenses related to merger transaction costs and $2 of stock compensation expense related to our Performance Restricted Stock Units which were reclassified from an equity plan to a liability plan in the Predecessor period from July 1, 2016 to Seprember 30, 2016 (refer to “Note 10 Stock Compensation” to our audited consolidated financial statements for additional details). Comparatively, the Predecessor year ended September 30, 2015 AOI included approximately $16 of net favorable adjustments, primarily related to annual actuarial assumption review and prepayment income; partially offset by net unfavorable adjustments of approximately $14 primarily related to mortality experience on life contingent immediate annuity polices as well as legacy incentive compensation and strategic review related expenses.

Investment Portfolio
(All dollar amounts presented in millions unless otherwise noted)
The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, we invest in assets giving consideration to four primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital and (iv) provide liquidity to meet policyholder and other corporate obligations.
Our investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), the fair value of our investment portfolio was approximately $24 billion, $23 billion and $21 billion, respectively, and was divided among the following asset class and sectors:

	December 31, 2017		September 30, 2017		September 30, 2016
	Successor		Predecessor		Predecessor
	Fair Value	Percent	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$84	1%	$107	—%	$243	1%
United States Government sponsored entities	122	1%	128	1%	115	1%
United States municipalities, states and territories	1,747	7%	1,726	8%	1,717	8%
Corporate securities:
Finance, insurance and real estate	5,930	25%	5,806	25%	5,463	26%
Manufacturing, construction and mining	996	4%	1,018	4%	863	4%
Utilities, energy and related sectors	2,278	10%	2,202	10%	1,881	9%
Wholesale/retail trade	1,457	6%	1,408	6%	1,277	6%
Services, media and other	2,354	10%	2,296	10%	1,856	9%
Hybrid securities	1,446	6%	1,465	6%	1,386	7%
Non-agency residential mortgage-backed securities	1,155	5%	1,150	5%	1,247	6%
Commercial mortgage-backed securities	956	4%	978	4%	864	4%
Asset-backed securities	3,065	13%	2,870	13%	2,499	12%
Total fixed maturity available for sale securities	21,590	92%	21,154	92%	19,411	93%
Equity securities (a)	761	3%	773	3%	683	3%
Commercial mortgage loans	549	2%	552	2%	614	3%
Other (primarily derivatives)	678	3%	595	3%	334	1%
Short term investments	25	—%	—	—%	—	—%
Total investments	$23,603	100%	$23,074	100%	$21,042	100%
(a) Includes investment grade non-redeemable preferred stocks ($587 , $613 and $577, respectively) and Federal Home Loan Bank of Atlanta common stock ($42 , $43 and $40, respectively).
Insurance statutes regulate the type of investments that our life insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and our business and investment strategy, we generally seek to invest in (i) corporate securities rated investment grade by established nationally recognized statistical rating organizations (each, an “NRSRO”), (ii) U.S. Government and government-sponsored agency securities, or (iii) securities of comparable investment quality, if not rated.

As of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $22 billion, $21 billion and $19 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	December 31, 2017		September 30, 2017		September 30, 2016
	Successor		Predecessor		Predecessor
Rating	Fair Value	Percent	Fair Value	Percent	Fair Value	Percent
AAA	$1,784	8%	$1,624	8%	$1,509	8%
AA	2,036	9%	1,970	9%	1,933	10%
A	5,887	27%	5,762	27%	5,126	27%
BBB	9,810	46%	9,582	45%	8,404	43%
BB (a)	994	5%	1,056	5%	1,017	5%
B and below (b)	1,079	5%	1,160	6%	1,422	7%
Total	$21,590	100%	$21,154	100%	$19,411	100%
(a) Includes $47, $40 and $67 at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $853, $919 and $1,047 at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of September 30, 2017 (Predecessor), and 2016 (Predecessor), included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRC of approximately $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRC fixed income portfolio:

	September 30, 2017		September 30, 2016
	Predecessor		Predecessor
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$65	8%	$90	10%
AA	35	4%	58	7%
A	90	11%	84	10%
BBB	227	28%	247	28%
BB	194	24%	155	18%
B and below	202	25%	238	27%
Total	$813	100%	$872	100%
The NAIC’s Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default
The NAIC has adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-A"), RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling does not generate an expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.
The tables below present our fixed maturity securities by NAIC designation as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor):

Successor	December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,153	$11,217	52%
2	9,032	9,086	42%
3	1,088	1,089	5%
4	136	136	1%
5	65	61	—%
6	1	1	—%
Total	$21,475	$21,590	100%

Predecessor	September 30, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,358	$10,989	52%
2	8,283	8,757	41%
3	1,181	1,209	6%
4	144	139	1%
5	94	57	—%
6	3	3	—%
Total	$20,063	$21,154	100%

Predecessor	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,052	$10,678	55%
2	7,209	7,534	39%
3	885	866	5%
4	277	255	1%
5	94	75	—%
6	4	3	—%
Total	$18,521	$19,411	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor):

Successor	December 31, 2017
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,851	13%
ABS collateralized loan obligation ("CLO")	2,078	9%
Municipal	1,977	9%
Life insurance	1,514	7%
Electric	1,097	5%
Property and casualty insurance	1,006	5%
ABS other	980	4%
Whole loan collateralized mortgage obligation ("CMO")	834	4%
CMBS	791	3%
Other financial institutions	781	3%
Total	$13,909	62%

Predecessor	September 30, 2017
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,827	13%
ABS CLO	2,166	10%
Municipal	1,957	9%
Life insurance	1,409	6%
Electric	1,121	5%
Property and casualty insurance	1,000	5%
Whole loan CMO	851	4%
Other financial institutions	778	4%
CMBS	776	3%
ABS other	697	3%
Total	$13,582	62%

Predecessor	September 30, 2016
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,448	12%
ABS CLO	2,084	10%
Municipal	1,985	10%
Life insurance	1,200	6%
Electric	1,096	5%
Property and casualty insurance	966	5%
Whole loan CMO	909	5%
Other financial institutions	825	4%
CMBS	740	4%
Pipelines	480	2%
Total	$12,733	63%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2017		September 30, 2017		September 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	Successor		Predecessor		Predecessor
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$268	$268	$342	$342	$261	$263
Due after one year through five years	2,087	2,086	1,765	1,825	1,863	1,919
Due after five years through ten years	3,127	3,126	3,225	3,377	3,233	3,407
Due after ten years	9,938	10,055	8,987	9,689	7,710	8,346
Subtotal	$15,420	$15,535	$14,319	$15,233	$13,067	$13,935
Other securities which provide for periodic payments:
Asset-backed securities	$3,061	$3,065	$2,838	$2,870	$2,528	$2,499
Commercial-mortgage-backed securities	956	956	974	978	850	864
Structured hybrids	759	757	774	795	749	751
Residential mortgage-backed securities	1,279	1,277	1,158	1,278	1,327	1,362
Subtotal	$6,055	$6,055	$5,744	$5,921	$5,454	$5,476
Total fixed maturity available-for-sale securities	$21,475	$21,590	$20,063	$21,154	$18,521	$19,411
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $267 and $689 as of December 31, 2017 (Successor), respectively, $279 and $705 as of September 30, 2017 (Predecessor), respectively, and $322 and $717 as of September 30, 2016 (Predecessor), respectively.
During the Predecessor period from April 1, 2015 to June 30, 2015, the Predecessor Company FGL received notice that we are entitled to receive a settlement as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide Financial Corporation ("Countrywide"), an entity which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the Predecessor period from April 1, 2016 to June 30, 2016 for a majority of the Countrywide securities, and another $2 was expected to be paid in the Predecessor period from April 1, 2017 to June 30, 2017; however, the two bonds involved are a part of ongoing litigation, and the settlement proceeds have been escrowed pending resolution of this process. The trustee and settlement administrator indicate timing of a resolution is unknown. Please refer to "Note 4. Investments" to our audited consolidated financial statements for additional details.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor):

	December 31, 2017		September 30, 2017		September 30, 2016
	Successor		Predecessor		Predecessor
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$929	96%	$964	98%	$1,026	99%
2	17	2%	13	1%	2	—%
3	5	1%	7	1%	4	—%
4	—	—%	—	—%	7	1%
5	5	1%	—	—%	—	—%
6	—	—%	—	—%	—	—%
Total	$956	100%	$984	100%	$1,039	100%

NRSRO:
AAA	$43	4%	$31	3%	13	1%
AA	11	1%	11	1%	8	1%
A	36	4%	38	4%	47	5%
BBB	67	7%	51	5%	27	3%
BB and below	799	84%	853	87%	944	90%
Total	$956	100%	$984	100%	$1,039	100%

Vintage:
2017	$12	1%	$—	—%	$—	—%
2016	15	2%	15	1%	—	—%
2007	199	21%	206	21%	210	20%
2006	346	36%	361	37%	381	37%
2005 and prior	384	40%	402	41%	448	43%
Total	$956	100%	$984	100%	$1,039	100%
ABS Exposure
As of December 31, 2017 (Successor), our ABS exposure was largely composed of CLOs, which comprised 68% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 32% of total ABS assets, or 4% of total invested assets. As of December 31, 2017 (Successor), the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $3 and $0, respectively.
The non-CLO exposure as of September 30, 2017 (Predecessor) and September 30, 2016 (Predecessor) represented 25% and 17% of total ABS assets, or 3% and 2%, of total invested assets, respectively. As of September 30, 2017 (Predecessor) he CLO and non-CLO positions were trading at a net unrealized gain position of $23 and $11, respectively. As of September 30, 2016 (Predecessor), the CLO and non-CLO positions were trading at a net unrealized loss position of $25 and $4, respectively.

	December 31, 2017		September 30, 2017		September 30, 2016
	Successor		Predecessor		Predecessor
Asset Class	Fair Value	Percent	Fair Value	Percent	Fair Value	Percent
ABS CLO	$2,078	68%	$2,166	75%	$2,084	83%
ABS auto	4	—%	4	—%	13	1%
ABS credit card	3	—%	3	—%	—	—%
ABS other	980	32%	697	25%	402	16%
Total ABS	$3,065	100%	$2,870	100%	$2,499	100%
Commercial Mortgage Loans
We rate all CMLs to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of CMLs. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above. We normalize our DSC ratios to a 25-year amortization period for purposes of our general loan allowance evaluation.

	Debt-Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00	N/A(a)
Successor
December 31, 2017
LTV Ratios:
Less than 50%	$293	$—	$—	$—	$293	54%	$294	54%
50% to 60%	236	7	—	—	243	44%	243	44%
60% to 75%	12	—	—	—	12	2%	12	2%
Commercial mortgage loans	$541	$7	$—	$—	$548	100%	$549	100%

Predecessor
September 30, 2017
LTV Ratios:
Less than 50%	$222	$—	$—	$1	$223	41%	$226	41%
50% to 60%	232	—	—	—	232	42%	233	42%
60% to 75%	86	7	—	—	93	17%	93	17%
Commercial mortgage loans	$540	$7	$—	$1	$548	100%	$552	100%

Predecessor
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$—	$1	$177	29%	$181	29%
50% to 60%	189	—	—	—	189	32%	194	32%
60% to 75%	230	—	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$—	$1	$596	100%	$614	100%
(a) N/A - Current DSC ratio not available.

As of December 31, 2017 (Successor), our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 49%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor) were as follows:

Successor	December 31, 2017
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$74	$—	$74
United States Government sponsored agencies	54	58	(1)	57
United States municipalities, states and territories	46	286	(1)	285
Corporate securities:
Finance, insurance and real estate	197	2,188	(8)	2,180
Manufacturing, construction and mining	50	290	(2)	288
Utilities, energy and related sectors	69	504	(6)	498
Wholesale/retail trade	116	623	(2)	621
Services, media and other	99	514	(3)	511
Hybrid securities	37	489	(5)	484
Non-agency residential mortgage backed securities	205	884	(2)	882
Commercial mortgage backed securities	64	479	(1)	478
Asset backed securities	236	1,947	(3)	1,944
Total fixed maturity available for sale securities	1,182	8,336	(34)	8,302
Equity securities	42	440	(4)	436
Total	1,224	$8,776	$(38)	$8,738

Predecessor	September 30, 2017
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	7	$26	$—	$26
United States Government sponsored agencies	27	29	(1)	28
United States municipalities, states and territories	33	212	(10)	202
Corporate securities:
Finance, insurance and real estate	76	465	(7)	458
Manufacturing, construction and mining	24	227	(18)	209
Utilities, energy and related sectors	59	379	(38)	341
Wholesale/retail trade	53	238	(6)	232
Services, media and other	79	512	(22)	490
Hybrid securities	19	342	(16)	326
Non-agency residential mortgage backed securities	38	102	(4)	98
Commercial mortgage backed securities	64	395	(10)	385
Asset backed securities	120	797	(5)	792
Total fixed maturity available for sale securities	599	3,724	(137)	3,587
Equity securities	12	47	(2)	45
Total	611	$3,771	$(139)	$3,632

Predecessor	September 30, 2016
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$—	$—	$—
United States Government sponsored agencies	29	30	(1)	29
United States municipalities, states and territories	18	111	(4)	107
Corporate securities:
Finance, insurance and real estate	56	349	(16)	333
Manufacturing, construction and mining	29	224	(31)	193
Utilities, energy and related sectors	72	444	(47)	397
Wholesale/retail trade	32	181	(7)	174
Services, media and other	60	378	(31)	347
Hybrid securities	29	500	(47)	453
Non-agency residential mortgage backed securities	141	612	(27)	585
Commercial mortgage backed securities	46	235	(9)	226
Asset backed securities	211	1,765	(45)	1,720
Total fixed maturity available for sale securities	725	4,829	(265)	4,564
Equity securities	11	130	(4)	126
Total	736	$4,959	$(269)	$4,690
The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor) was $38, $139, and $269, respectively. The gross unrealized position decreased $101 from September 30, 2017 to December 31, 2017 and improved $130 from September 30, 2016 to September 30, 2017. Most components of the portfolio exhibited price improvement as LIBOR rates increased based on the Federal Reserve rate hikes which caused the value of floating rate securities, to increase, primarily related to non-agency residential mortgage-backed securities, asset-backed securities, and hybrid securities. This was aided by strong overall economic fundamentals that drove demand for riskier assets including high yield bonds and emerging market securities. The total book value of all securities in an unrealized loss position was $8,776, $3,771, and $4,959 as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and September 30, 2016 (Predecessor), respectively. The total book value of all securities in an unrealized loss position increased 133% from September 30, 2017 (Predecessor) to December 31, 2017 (Successor) and decreased by 24% from September 30, 2016 (Predecessor) to September 30, 2017 (Predecessor). The average market value/book value of this group was 99%, 96% , and 95% as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively. In aggregate, corporate bonds represented 58%, 65%, and 49% of the total unrealized loss position as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $338 and an amortized cost of $336 as of December 31, 2017 (Successor)) and special revenue bonds (fair value of $1,409 and amortized cost of $1,400 as of December 31, 2017 (Successor)).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 93% of our municipal bond exposure is rated NAIC 1.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), were as follows:

Successor	December 31, 2017
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—

Below investment grade:
Less than six months	1	13	10	(3)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	1	13	10	(3)
Total	1	$13	$10	$(3)

Predecessor	September 30, 2017				September 30, 2016
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—	—	—	—
Twelve months or greater	—	—	—	—	6	125	96	(29)
Total investment grade	—	—	—	—	6	125	96	(29)

Below investment grade:
Less than six months	—	—	—	—	—	—	—	—
Six months or more and less than twelve months	1	1	1	—	3	9	7	(2)
Twelve months or greater	15	108	58	(50)	23	142	80	(62)
Total below investment grade	16	109	59	(50)	26	151	87	(64)
Total	16	$109	$59	$(50)	32	$276	$183	$(93)
OTTI and Watch List
At December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), our watch list included 1, 18, and 35 securities, respectively, in an unrealized loss position with an amortized cost of $13, $109 and $276, unrealized losses of $3, $50 and $93, and a fair value of $10, $59 and $183, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations
•its ability to continue to meet these obligations
•its existing cash available
•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity

Based on our analysis, these securities demonstrated that the September 30, 2017 (Predecessor) and 2016 (Predecessor) carrying values were fully recoverable.
There were 0, 4 and 8 structured securities with a fair value of $0, $0 and $6 on the watch list to which we had potential credit exposure as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor) values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor).
As of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2017 (Successor), refer to "Note 4. Investments", to our audited consolidated financial statements.
Net Investment Income and Net Investment Gains
For discussion regarding our net investment income and net investment gains refer to "Note 4. Investments" to our audited consolidated financial statements.
Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to "Note 3. Significant Risks and Uncertainties" to our audited consolidated financial statements.
Derivatives
We are exposed to credit loss in the event of nonperformance by our counterparties on call options. We attempt to reduce this credit risk by purchasing such options from large, well-established financial institutions.
We also hold cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if our counterparty’s net exposures exceed pre-determined thresholds.
In June 2017, the Company began a program to reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral.  The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes.  The new program permits collateral cash received to be invested in short term Treasury securities and commercial paper rated A1/P1 which are included in "Cash and cash equivalents" in the accompanying Consolidated Balance Sheets.
See "Note 5. Derivative Financial Instruments" to our audited consolidated financial statements for additional information regarding our derivatives and our exposure to credit loss on call options.

Liquidity and Capital Resources
Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided cash of $78, $79, $72, $237, $365 and $35 in the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016 and 2015, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL Holdings. As a holding company with no operations of its own, FGL Holdings derives its cash primarily from its insurance subsidiaries and CF Bermuda, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through CF Bermuda to FGL Holdings.

The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, bank lines of credit (at FGLH level) and the ability to raise long-term public financing under an SEC-filed registration statement or private placement offering. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding acquisitions and investment in core businesses.

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase). Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016, and 2015:

(dollars in millions)				Year Ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
Cash provided by (used in):	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Operating activities	$78	$79	$72	$237	$365	$35
Investing activities	(22)	(175)	(594)	(1,217)	(1,186)	(1,024)
Financing activities	52	135	290	1,001	1,183	915
Net increase (decrease) in cash and cash equivalents	$108	$39	$(232)	$21	$362	$(74)
Operating Activities
Cash provided by operating activities totaled $78, $79, and $72 for the Successor period from December 1, 2017 to December 31, 2017 , Predecessor period from October 1, 2017 to November 30, 2017, and Predecessor period from October 1, 2016 to December 31, 2016, respectively, which were principally due to receipt of investment income, offset by deferred acquisition costs.
Cash provided by operating activities totaled $237 for the Predecessor year ended September 30, 2017 as compared to cash provided by operating activities of $365 for the Predecessor year ended September 30, 2016. The $128 decline was principally due to an increase of $107 in cash taxes paid primarily related to the reinsurance agreement the Company entered into with Hannover Re, effective January 1, 2017. Please refer to "Note 13. Reinsurance" to our audited consolidated financial statements for additional details regarding this insurance treaty.
Cash provided by operating activities totaled $365 for the Predecessor year ended September 30, 2016 as compared to cash provided by operating activities of $35 for the Predecessor year ended September 30, 2015. The $330 improvement was principally due to an increase of $239 in cash and short-term collateral from our derivative counterparties, and a $79 increase of investment income receipts period over period.
Investing Activities
Cash used in investing activities was $22, $175, and $594 for the Successor period from December 1, 2017 to December 31, 2017, Predecessor period from October 1, 2017 to November 30, 2017 , and Predecessor period from October 1, 2016 to December 31, 2016, respectively, which were principally due to the purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Cash used in investing activities was $1,217 for the Predecessor year ended September 30, 2017, as compared to cash used in investing activities of $1,186 for the Predecessor year ended September 30, 2016. The $31 increase in cash used in investing activities is principally due to a $34 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments. This increase was partially offset by a $4 decrease in capital expenditures.

Cash used in investing activities was $1,186 for the Predecessor year ended September 30, 2016, as compared to cash used in investing activities of $1,024 for the Predecessor year ended September 30, 2015. The $162 increase in cash used in investing activities is principally due to a $127 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities were $52, $135, $290 for the Successor period from December 1, 2017 to December 31, 2017, Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor period from October 1, 2016 to December 31, 2016, respectively, which were related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments. Additionally, the Company retired and paid down $105 on the revolving credit facility entered into by FGLH on August 26, 2014, and subsequently made a $105 draw on the revolving credit facility entered into by FGLH and CF Bermuda on November 30, 2017.
Cash provided by financing activities was $1,001 for the Predecessor year ended September 30, 2017 compared to cash provided by financing activities of $1,183 for the Predecessor year ended September 30, 2016. The $182 decrease in cash provided by financing activities was primarily related to the a $95 decrease in cash during 2017 due to a $100 draw on a revolving credit facility during Fiscal 2016, compared to a draw of $5 during Fiscal 2017. The remaining decrease was largely related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments, which decreased $85 in the Predecessor year ended September 30, 2017 compared to the Predecessor year ended September 30, 2016.
Cash provided by financing activities was $1,183 for the Predecessor year ended September 30, 2016 as compared to cash provided by financing activities of $915 for the Predecessor year ended September 30, 2015. The $268 increase in cash provided by financing activities was primarily related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments and a $100 increase in cash due to a draw on a revolving credit facility.

Sources of Cash Flow
Dividends from Insurance Subsidiaries, Statutory Capital and Risk-Based Capital

The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2016 (Predecessor), in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $25 to FGLH in 2017, less any dividends paid during the immediately preceding 12 month period. The Company did not declare or pay any dividends to FGLH during the Predecessor year ended September 30, 2017. Therefore, FGLIC is able to declare an ordinary dividend up to $25 with respect to its Predecessor year end September 30, 2016 statutory results, subject to management’s discretion. For further discussion on dividends and other distribution payment limitations, including those resulting from the Business Combination, see “Item 1. Business” to our audited consolidated financial statements.
FGLIC and FGLICNY are subject to minimum RBC requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and levels of premium activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC, as defined by the NAIC, to RBC requirements, as defined by the NAIC. FGLIC and FGLICNY exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. RBC is an important factor in the determination of the financial strength ratings of FGLIC.
FGLIC and FGLICNY are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile of the respective insurance subsidiary. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus.
For non-U.S. companies, Class C insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable enhanced capital requirement ("ECR"), which is established by reference to either the applicable Bermuda Solvency Capital Requirements ("BSCR") model or an approved internal capital model. Furthermore, to enable the Bermuda Monetary Authority ("BMA") to better assess the quality of the insurer’s capital resources, a Class C insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system. An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived.
Statutory capital and surplus of FGLIC and our other insurance subsidiaries is as follows for the periods presented:

(dollars in millions)	As of December 31, 2017	As of September 30, 2017	As of September 30, 2016
	Successor	Predecessor	Predecessor
Subsidiary Name:
F&G Re Ltd.	$805	N/A	N/A
Front Street Re Ltd.	101	N/A	N/A
Fidelity & Guaranty Life Insurance Company	915	1,528	1,320
Fidelity & Guaranty Life Insurance Company of New York	89	70	62
Raven Reinsurance Company	97	100	210
We monitor the ratio of our insurance subsidiaries’ TAC to company action level risk-based capital (“CAL”). A ratio in excess of either (i) 100% or (ii) 150% if there is a negative trend, indicates that the insurance subsidiary is not required to take any corrective actions to increase capital levels at the direction of the applicable state of domicile.
The ratio of TAC to CAL for FGLIC and FGLICNY is set out below for the periods presented:

	As of December 31, 2017			As of September 30, 2017			As of September 30, 2016
	Successor			Predecessor			Predecessor
(dollars in millions)	CAL	TAC	Ratio	CAL	TAC	Ratio	CAL	TAC	Ratio
Fidelity & Guaranty Life Insurance Company	$	1,068	499%	$380	$1,667	439%	$345	$1,436	417%
Fidelity & Guaranty Life Insurance Company of New York	9	92	1033%	9	74	832%	10	66	694%

Debt
In March 2013, FGLH issued $300 aggregate principal amount of 6.375% Senior Notes due April 1, 2021, at par value pursuant to the original indenture, dated as of March 27, 2013, between FGLH, certain of its subsidiaries from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), and the first supplemental indenture dated as of March 27, 2013, between FGLH, certain of its subsidiaries from time to time parties thereto and the Trustee. On November 20, 2017, the original indenture was amended and restated pursuant to the amended and restated indenture (the “indenture”), dated as of March 27, 2013, as amended and restated as of November 20, 2017, between FGLH, CF Bermuda Holdings Limited, a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company (“CF Bermuda”), FGL, FGLUS, certain of CF Bermuda’s subsidiaries from time to time parties thereto and the Trustee. The indenture added CF Bermuda, FGL and FGLUS as guarantors to the indenture and subject to the covenants of the indenture. The Senior Notes bear interest at a rate of 6.375% per annum. Interest on the Senior Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing October 1, 2013. As of December 31, 2017 (Successor), FGLH had outstanding $300 aggregate principal amount of the Senior Notes.
As of August 26, 2014, FGLH, as borrower, and the Predecessor Company FGL as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “2014 Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the 2014 Credit Agreement were to be used for working capital and general corporate purposes. On September 30, 2016, FGL drew $100 on the revolver and the total drawn as of September 30, 2017 (Predecessor) was $105. During July 2017, the terms of the current facility were extended through August 26, 2018. Various financing options were available within the credit facility, including overnight and term based borrowing. Concurrently with the closing of the Credit Agreement, the 2014 Credit agreement was refinanced in full and the commitments thereunder were terminated.  In each case, a margin was ascribed based on the Debt to Capitalization ratio of FGL. The $105 and $100 balances drawn on the revolver carried interest rates equal to 4.24% and 5.50%, as of September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively.
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. The Credit Agreement provides a letter of credit sub-facility in a maximum amount of $20. The borrowers are permitted to use the proceeds of the loans under the Credit Agreement for working capital, growth initiatives and general corporate purposes, as well as to pay fees, commissions and expenses incurred in connection with the Credit Agreement and the transactions contemplated thereby. Amounts borrowed under the Credit Agreement may be reborrowed until the maturity date or termination of commitments under the Credit Agreement. The borrowers may increase the maximum amount of availability under the Credit Agreement from time to time by up to an aggregate amount not to exceed $50, subject to certain conditions, including the consent of the lenders participating in each such increase. As of December 31, 2017, the total drawn on the revolver was $105. The $105 balance drawn on the revolver carried an interest rate equal to 4.17% as of December 31, 2017 (Successor).
On November 29, 2017, CF Corp. issued a convertible promissory note (the “Convertible Note”) to the Sponsor in the amount of $1,500,000 in respect of advances made by the Sponsor from time to time for CF Corp.’s ongoing expenses. The Convertible Note was non-interest bearing and became payable upon the completion of the Business Combination. Under the terms of the Convertible Note, the Sponsor had the option to convert any amounts outstanding under the Convertible Note into warrants to purchase ordinary shares of the Company at a conversion price of $1.00 per warrant. On November 29, 2017, the Sponsor elected to convert all amounts outstanding under the Convertible Note, or an aggregate of $1,500,000, into 1,500,000 warrants (the “note warrants”). Each note warrant entitles the Sponsor to purchase one ordinary share of the Company at an exercise price of $11.50 per share, commencing 30 days after the completion of the Business Combination, and contain such other terms identical to the warrants purchased by the Sponsor in connection with CF Corp.’s initial public offering (the “private placement warrants”).
Debt Covenants
The Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of FGLH, CF Bermuda and their subsidiaries to incur additional indebtedness, incur or become subject to liens, dispose of assets, make investments, dividends or distributions or repurchases of certain equity interests or prepayments of certain indebtedness, enter into certain transactions with affiliates, undergo fundamental changes, enter into certain restrictive agreements, and change certain accounting policies or reporting practices. The Credit Agreement also contains certain affirmative covenants, including financial and other reporting requirements. In addition, the Credit Agreement includes the following financial maintenance covenants: (a) minimum total shareholders’ equity of CF Bermuda and its consolidated subsidiaries at the end of each fiscal quarter of the sum of (i) the greater of (x) 70% of the total shareholders’ equity of CF Bermuda as of the Closing Date and (y) $1.19 billion plus (ii) 50% of the consolidated net income of CF Bermuda and its consolidated subsidiaries since the first day of the first fiscal quarter after November 30, 2017 plus (iii) 50% of all equity issuances of CF Bermuda after November 30, 2017; (b) maximum debt to total capitalization ratio of CF Bermuda at the end of each fiscal quarter of 0.35 to 1.00 for CF Bermuda and its consolidated subsidiaries; (c) a minimum aggregate risk-based capital ratio of FGLIC, at the end of each fiscal quarter, of 300%; and (d) total shareholder’s equity of F&G Re, of 60% of the total shareholder’s equity of F&G Re, as measured after the capitalization of F&G Re in connection with the Business Combination and related transactions. As of the date of this filing, FGLH and CF Bermuda are in compliance with all such covenants.
The indenture governing the Senior Notes contains a number of covenants that, among other things, limit or restrict FGLH’s ability and the ability of FGLH’s restricted subsidiaries to incur debt, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness, make investments or enter into restrictive agreements. The indenture governing the Senior Notes also contains certain affirmative covenants, including financial and other reporting requirements. Most of these covenants will cease to apply for so long as the Senior Notes have investment grade ratings from both Moody’s and S&P. As of the date of this filing, FGLH is in compliance with all such covenants.

Credit Ratings

The indicative credit ratings published by the primary rating agencies are set forth below. Securities are rated at the time of issuance so actual ratings may differ from the indicative ratings. There may be other rating agencies that also provide credit ratings, which we do not disclose in our reports. Our current financial strength ratings of our principal insurance subsidiaries are described in “Part I - Item 1. Business - Ratings”.

The long-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are as follows:

	Financial Strength Rating Scale	Senior Unsecured Notes Credit Rating Scale
Rating Agency
A.M. Best(1)	“A++” to “S”	“aaa to rs”
S&P(2)	“AAA” to “R”	“AAA to D”
Moody's(3)	“Aaa” to “C”	“Aaa to C”
Fitch(4)	“AAA” to “C”	“AAA to D”

(1)
A.M. Best’s financial strength rating is an independent opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations. It is based on a comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best’s long-term credit ratings reflect its assessment of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. Ratings from “aa” to “ccc” may be enhanced with a “+” (plus) or “-” (minus) to indicate whether credit quality is near the top or bottom of a category. A.M. Best’s short-term credit rating is an opinion to the ability of the rated entity to meet its senior financial commitments on obligations maturing in generally less than one year.

(2)
S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. A “+” or “-” indicates relative standing within a category. An S&P credit rating is an assessment of default risk, but may incorporate an assessment of relative seniority or ultimate recovery in the event of default. Short-term issuer credit ratings reflect the obligor’s creditworthiness over a short-term time horizon.

(3)	Moody’s financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody’s appends numerical modifiers 1, 2,

and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s long-term credit ratings are opinions of the relative credit risk of fixed-income obligations with an original maturity of one year or more. They address the possibility that a financial obligation will not be honored as promised. Moody’s short-term ratings are opinions of the ability of issuers to honor short-term financial obligations.

(4)
Fitch’s financial strength ratings provide an assessment of the financial strength of an insurance organization. The IFS Rating is assigned to the insurance company’s policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts. Within long-term and short-term ratings, a “+” or a “-” may be appended to a rating to denote relative position within major rating categories.

A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described in “Part I - Item 1. Business - Ratings”. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we can maintain these ratings. Each rating should be evaluated independently of any other rating.

Preferred Stock
Our amended and restated memorandum of association and articles of association provide that we have the authority to issue 100,000,000 preferred shares, including the 375,000 shares of Series A Preferred Shares and the Series B Preferred Shares issued on November 30, 2017. Subject to certain consent rights of the holders of the Series A Preferred Shares and the Series B Preferred Shares, we may issue additional series of preferred shares that would rank on parity with the Series A Preferred Shares and the Series B Preferred Shares as to liquidation preference. Under our amended and restated articles of association, our board of directs has the authority, subject to the provisions, if any, in our amended and restated memorandum of association and any rights attached to any existing shares, to issue preferred shares and to fix the preferred, deferred or other rights or restrictions, whether in regard to dividends or other distributions, voting, return of capital or otherwise, including varying such rights at such times and on such other terms as the board of directors thinks proper.
On November 30, 2017 and pursuant to an investment agreement between the Company and certain funds advised by GSO (“GSO Purchasers”) and Fidelity National Financial, Inc. (“FNF”) and certain assignees and direct and indirect wholly owned subsidiaries of FNF (“FNF Purchasers”), the Company issued (i) to the GSO Purchasers, 275,000 Series A Preferred Shares, $1,000 liquidation preference per share, for a cash purchase price of $275 and, a fee for the commitment to purchase the Series A Preferred Shares of (A) the original issue discount on the issuance of such Series A Preferred Shares of $6, plus (B) $7 plus (C) 6,138,000 ordinary shares, and (ii) to certain FNF Purchasers, 100,000 Series B Preferred Shares, $1,000 liquidation preference per share, for a cash purchase price of $100 and, a fee for the commitment to purchase the Series B Preferred Shares of (A) the original issue discount on the issuance of such Series B Preferred Shares of $2, plus (B) $3 plus (C) 2,232,000 ordinary shares.
The Series A Preferred Shares and the Series B Preferred Shares (together, the “preferred shares”) do not have a maturity date and are non-callable for the first five years. The dividend rate of the preferred shares is 7.5% per annum, payable quarterly in cash or additional preferred shares, at the Company’s option, subject to increase beginning 10 years after issuance based on the then-current three-month LIBOR rate plus 5.5%. In addition, commencing 10 years after issuance of the preferred shares, and following a failed remarketing event, GSO and FNF will have the right to convert their preferred shares into a number of ordinary shares of the Company as determined by dividing (i) the aggregate par value (including dividends paid in kind and unpaid accrued dividends) of the preferred shares that GSO or FNF, as applicable, wishes to convert by (ii) the higher of (a) a 5% discount to the 30-day volume weighted average of the ordinary shares following the conversion notice, and (b) the then-current Floor Price. The “Floor Price” will be $8.00 per share during the 11th year post-funding, $7.00 per share during the 12th year post-funding, and $6.00 during the 13th year post-funding and thereafter.
Because the board of directors has the power to establish the preferences and rights of the shares of preferred shares, it may afford holders of any preferred shares preferences, powers and rights, including voting and dividend rights, senior to the rights of holders of our ordinary stock, which could adversely affect the holders of the ordinary shares and could delay, discourage or prevent a takeover of us even if a change of control of our company would be beneficial to the interests of our shareholders.
FHLB
We are currently a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and are required to maintain a collateral deposit that backs any funding agreements issued. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets, subject to the availability of eligible collateral. Collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount of funding varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, U.S. government agency notes and mortgage-backed securities are pledged to the FHLB as collateral. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of asset are monitored and additional collateral is either pledged or released as needed.
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and September 30, 2016 (Predecessor), we had $642, $659 and $584 in non-putable funding agreements, respectively, included under contract owner account balances on our consolidated balance sheet. As of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), we had assets with a market value of approximately $715, $729 and $649, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts
Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and September 30, 2016 (Predecessor), $467, $381 and $128 collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Uses of Cash Flow
Contractual Obligations
The following table summarizes, as of December 31, 2017 (Successor), our contractual obligations that were fixed and determinable and the payments due under those obligations in the following periods.

	Payment Due by Fiscal Period (b)
(dollars in millions)	Total	2018	2019 and 2020	2021 and 2022	After 2022
Annuity and universal life products (a)	$33,126	$2,499	$4,615	$4,741	$21,272
Operating leases	6,298	1,905	3,716	677	—
Debt	300	—	—	300	—
Revolving credit facility	105	—	105	—	—
Interest expense	77	19	38	19	—
Total	$39,906	$4,423	$8,474	$5,737	$21,272

(a)
Amounts shown in this table are projected payments through the year 2030 which we are contractually obligated to pay our annuity and IUL policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience, but actual amounts will differ.

Return of Capital to Common Stockholders
One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.
In the Predecessor year ended September 30, 2017, four equal dividend payments of $4 were paid to shareholders outstanding during December 2016, March 2017, June 2017, and August 2017. In the Predecessor year ended September 30, 2016, four equal dividend payments of $4 were paid to shareholders outstanding during December 2015, March 2016, May 2016, and August 2016. Fiscal 2015 four equal dividend payments of $4 were paid to shareholders outstanding during December 2014, March 2015, May 2015, and August 2015 .We intend to continue to pay cash dividends on such shares so long as we have sufficient capital and/or future earnings to do so, while retaining most of our future earnings, if any, for use in our operations and the expansion of our business.
On September 2, 2014, the Predecessor Company FGL’s Board of Directors authorized the repurchase of up to 500 thousand shares of FGL’s outstanding shares of common stock over the next twelve months. As of June 30, 2015, the share repurchase program has been completed and a total of 569 thousand shares of common stock have been repurchased at cost for a total cost of $13, which are held in treasury, of which 500 thousand shares were pursuant to the repurchase program and 69 thousand shares were acquired to satisfy employee income tax withholding pursuant to FGL’s stock compensation plan.
Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in certain instances, when we sold businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely known due to the extensive history of our past operations, costs incurred to settle claims related to these indemnifications have not been material to our financial statements. We have no reason to believe that future costs to settle claims related to our former operations will have a material impact on our financial position, results of operations or cash flows.
The F&G Stock Purchase Agreement between FGL (previously, HFG) and OM Group (UK) Limited (“OMGUK”) included a Guarantee and Pledge Agreement, which created a security interest in the equity of FGLH and FGLH’s equity interest in FGLIC for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. In the third quarter of 2015, in connection with the settlement of the litigation amongst the Company, HRG and OMGUK, the Guarantee and Pledge Agreement was terminated and the Company was released from its obligations thereunder. For additional information see "Note 12. Commitments and Contingencies" to our audited consolidated financial statements.
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. The Credit Agreement provides a letter of credit sub-facility in a maximum amount of $20. The borrowers are permitted to use the proceeds of the loans under the Credit Agreement for working capital, growth initiatives and general corporate purposes, as well as to pay fees, commissions and expenses incurred in connection with the Credit Agreement and the transactions contemplated thereby. Amounts borrowed under the Credit Agreement may be reborrowed until the maturity date or termination of commitments under the Credit Agreement. The borrowers may increase the maximum amount of availability under the Credit Agreement from time to time by up to an aggregate amount not to exceed $50, subject to certain conditions, including the consent of the lenders participating in each such increase. As of December 31, 2017 (Successor), the total drawn on the revolver was $105.
During the Predecessor period from April 1, 2015 to June 30, 2015, we made two investments that required us to execute commitments for additional future investment. The Predecessor company FGL committed to fund a $75 investment in a business development company over a four year period, and has funded $42 as of December 31, 2017 (Successor), resulting in a $33 remaining commitment as of December 31, 2017 (Successor). Additionally, FGL committed to fund a $35 investment in a limited partnership fund over three years, $17 of which was funded as of December 31, 2017 (Successor), resulting in an $18 remaining commitment as of December 31, 2017 (Successor). During the Predecessor period from October 1, 2016 to December 31, 2016, FGL executed a commitment to invest in two additional limited partnerships for $20 and $60, $32 of which was funded as of December 31, 2017 (Successor), resulting in a remaining commitment of $48. During the Predecessor period from January 1, 2017 to March 31, 2017, FGL executed a commitment to invest in an additional limited partnership for $75, $20 of which was funded as of December 31, 2017 (Successor), resulting in a remaining commitment of $55. During the Predecessor period from July 1, 2017 to September 30, 2017, we executed two additional commitments to invest in private placement loans for $18 and $10, none of which was funded at December 31, 2017 (Successor). Please refer to "Note 4. Investments" to our audited consolidated financial statements for additional details on these new investments and "Note 12. Commitments and Contingencies" to our audited consolidated financial statements for additional details of these unfunded commitments.

We have other unfunded investment commitments as result of the timing of when investments are executed compared to the timing of when they are required to be funded. Please refer to "Note 12. Commitments and Contingencies" to our audited consolidated financial statements for additional details on unfunded investment commitments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk Factors
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. We are primarily exposed to interest rate risk, credit risk and equity price risk and have some exposure to counterparty risk, which affect the fair value of financial instruments subject to market risk.
Enterprise Risk Management
We place a high priority to risk management and risk control. As part of our effort to ensure measured risk taking, management has integrated risk management in our daily business activities and strategic planning. We have comprehensive risk management, governance and control procedures in place and have established a dedicated risk management function with responsibility for the formulation of our risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring our overall market risk exposures and provides review, oversight and support functions on risk-related issues. Our risk appetite is aligned with how our businesses are managed and how we anticipate future regulatory developments.

Our risk governance and control systems enable us to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively in accordance with the following three principles:

•	Management of the business has primary responsibility for the day-to-day management of risk.

•	The risk management function has the primary responsibility to align risk taking with strategic planning through risk tolerance and limit setting.

•	The internal audit function provides an ongoing independent and objective assessment of the effectiveness of internal controls, including financial and operational risk management.
The Chief Risk Officer (“CRO”) heads our risk management process and reports directly to our Chief Executive Officer (“CEO”). Our Enterprise Risk Committee discusses and approves all risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks.
We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•	At-risk limits on sensitivities of regulatory capital to the capital markets provide the fundamental framework to manage capital markets risks including the risk of asset / liability mismatch;

•	Duration and convexity mismatch limits;

•	Credit risk concentration limits; and

•	Investment and derivative guidelines.
We manage our risk appetite based on two key risk metrics:

•
Regulatory Capital Sensitivities: the potential reduction, under a range of moderate to extreme capital markets stress scenarios, of the excess of available statutory capital above the minimum required under the NAIC regulatory RBC methodology; and

•
Earnings Sensitivities: the potential reduction in results of operations over a 30 year time horizon under the same moderate to extreme capital markets stress scenario. Maintaining a consistent level of earnings helps us to finance our operations, support our capital requirements and provide funds to pay dividends to stockholders.

Our risk metrics cover the most important aspects in terms of performance measures where risk can materialize and are representative of the regulatory constraints to which our business is subject. The sensitivities for earnings and statutory capital are important metrics since they provide insight into the level of risk we take under stress scenarios. They also are the basis for internal risk management.
We are also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

•	The timing and amount of redemptions and prepayments in our asset portfolio;

•	Our derivative portfolio;

•	Death benefits and other claims payable under the terms of our insurance products;

•	Lapses and surrenders in our insurance products;

•	Minimum interest guarantees in our insurance products; and

•	Book value guarantees in our insurance products.
Interest Rate Risk
Interest rate risk is our primary market risk exposure. We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and the fair value of our investments, as the majority of our insurance liabilities are backed by fixed maturity securities.
The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust the rates credited, primarily caps and credit rates, on the majority of the annuity liabilities at least annually, subject to minimum guaranteed values. In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at the levels necessary to avoid a narrowing of spreads under certain market conditions.
In order to meet our policy and contractual obligations, we must earn a sufficient return on our invested assets. Significant changes in interest rates exposes us to the risk of not earning the anticipated spreads between the interest rate earned on our investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income and the attractiveness of certain of our products.
During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as IUL insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of our investment portfolio.
As part of our asset liability management (“ALM”) program, we have made a significant effort to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. Our ALM strategy is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of our effort to manage interest rate risk has been to structure the investment portfolio with cash flow characteristics that are consistent with the cash flow characteristics of the insurance liabilities. We use actuarial models to simulate the cash flows expected from the existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. Duration measures the price sensitivity of a security to a small change in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.

The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2017 (Successor), is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$8,700	38%
5-9	6,721	29%
10-14	5,520	24%
15-19	2,015	9%
20-25	24	—%
Total	$22,980	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $22 billion, $21 billion, and $19 billion at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
We attempt to manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the Iowa Code. The internal credit department reviews the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See "Note 5. Derivative Financial Instruments" to our audited consolidated financial statements for additional information regarding our exposure to credit loss.

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		December 31, 2017
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$2,780	$150	$118	$32
Deutsche Bank	A-/A3/A-	1,345	51	55	(4)
Morgan Stanley	*/A1/A+	1,555	92	101	(9)
Barclay's Bank	A*+/A1/A	2,090	103	95	8
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,807	96	98	(2)
Total		$10,577	$492	$467	$25
(a) An * represents credit ratings that were not available.

(dollars in millions)		September 30, 2017				September 30, 2016
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$3,164	$144	$105	$39	$2,302	$55	$10	$45
Deutsche Bank	A-/A3/A-	972	32	32	—	1,620	46	12	34
Morgan Stanley	*/A1/A+	1,556	82	87	(5)	2,952	87	58	29
Barclay's Bank	A*+/A1/A	2,163	73	74	(1)	1,389	39	—	39
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,459	82	83	(1)	1,623	49	48	1
Total		$10,314	$413	$381	$32	$9,886	$276	$128	$148
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of December 31, 2017 (Successor):

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,575	A+	Not Rated	Not Rated
Scottish Re	179	Not Rated	Not Rated	Not Rated
Security Life of Denver	167	A	A	A2
London Life	113	A	Not Rated	Not Rated
Swiss Re Life and Health	104	A+	AA-	Aa3

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2017 (Successor) that would require an allowance for uncollectible amounts.
Through FSRC, the Company is exposed to insurance counterparty risk, which is the potential for FSRC to incur losses due to a client, retrocessionaire, or partner becoming distressed or insolvent. This includes run-on-the-bank risk and collection risk. The run-on-the-bank risk is that a client’s in force block incurs substantial surrenders and/or lapses due to credit impairment, reputation damage or other market changes affecting the counterparty. Substantially higher than expected surrenders and/or lapses could result in inadequate in force business to recover cash paid out for acquisition costs. The collection risk for clients and retrocessionaires includes their inability to satisfy a reinsurance agreement because the right of offset is disallowed by the receivership court; the reinsurance contract is rejected by the receiver, resulting in a premature termination of the contract; and/or the security supporting the transaction becomes unavailable to FSRC. FSRC has not experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.
FSRC is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FSRC’s funds withheld receivables portfolio that consists primarily of debt and equity securities. FSRC’s credit risk materializes primarily as impairment losses. FSRC is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where FSRC expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FSRC’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
FSRC assumes reinsurance business from counterparties that seek to manage the risk of default and rating migration by applying credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, FSRC’s reinsurance counterparties diversify their exposure by issuer and country, using rating based issuer and country limits and set investment constraints that limit its exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, FSRC has portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.
Equity Price Risk
We are primarily exposed to equity price risk through certain insurance products, specifically those products with GMWB. We offer a variety of FIA contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net income. The rate of amortization of intangibles related to FIA products and the cost of providing GMWB could also increase if equity market performance is worse than assumed.
To economically hedge the equity returns on these products, we purchase derivatives to hedge the FIA equity exposure. The primary way we hedge FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by our internal credit department. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts. Our hedging strategy enables us to reduce our overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. We attempt to manage the costs of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.
The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, we incur a raw hedging loss.
See "Note 5. Derivative Financial Instruments" to our audited consolidated financial statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017, the annual index credits to policyholders on their anniversaries were $55, $387, and $387, respectively. Proceeds received at expiration on options related to such credits were $55, $389, and $389 respectively. Shortfalls, if any, are funded by futures income and our net investment spread earnings.
Other market exposures are hedged periodically depending on market conditions and our risk tolerance. The FIA hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and risk tolerance change.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and non-controlling interest.
Interest Rate Risk
We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates.
If interest rates were to increase 100 basis points from levels at December 31, 2017 (Successor), the estimated fair value of our fixed maturity securities would decrease by approximately $1,467 of which $45 relates to the FSRC funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRC funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 35% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $941 in AOCI and a decrease of $908 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at December 31, 2017 (Successor), the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $249.
The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of an OTTI, would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet liquidity needs. Our liquidity needs are managed using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk

Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $76, our call option investments to decrease by approximately $26 based on equity positions and our FIA embedded derivative liability to decrease by approximately $43 as of December 31, 2017 (Successor). Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.
Item 8. Financial Statements and Supplementary Data
The Reports of Independent Registered Public Accounting Firms, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s consolidated financial statements appears on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the CEO and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2017 (Successor), the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although the Company’s management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on November 30, 2017, pursuant to which we acquired the Predecessor. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2017. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.
Changes in Internal Control Over Financial Reporting
During the fourth quarter ended December 31, 2017, we completed the Business Combination and were engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination.
Except with respect to the changes in connection with the Business Combination, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information regarding Directors of the Company is incorporated by reference from the discussion under the headings “Proposal 1 - Election of Directors”, “Directors”, “Nominees for Election as Directors” and “Continuing Directors” in the Company’s definitive proxy statement (the “2018 Proxy Statement”) for the 2018 annual general meeting of shareholders (the “2018 Annual Meeting of Shareholders”), a copy of which will be filed not later than 120 days after December 31, 2017.
Executive Officers
Information regarding Executive Officers of the Company is incorporated by reference from the discussion under the heading “Executive Officers” in the Company’s 2018 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2018 Proxy Statement.
Code of Ethics
Information regarding the Company’s Code of Conduct and Ethics is incorporated by reference from the discussion under the heading “Corporate Governance Guidelines and Code of Ethics and Business Conduct” in the Company’s 2018 Proxy Statement.
Director Nominations
Information regarding material changes, if any, to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors is incorporated by reference from the discussion under the heading “Proposal 1 - Election of Directors” in the Company’s 2018 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the headings “Information About Committees of Our Board, Audit Committee” and “Audit Committee Report” in the Company’s 2018 Proxy Statement.

Item 11. Executive Compensation
Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on the securities authorized for issuance under the Company’s compensation plans (including any individual compensation arrangements) is incorporated by reference from the discussion under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2018 Proxy Statement.
Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the heading “Certain Relationships and Related Party Transactions” in the Company’s 2018 Proxy Statement.
Information concerning director independence is incorporated by reference from the discussion under the heading “Directors Independence” in the Company’s 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information concerning the fees for professional services rendered by the Company’s registered public accounting firm and the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Principal Accountant Fees and Services” in the Company’s 2018 Proxy Statement.

PART IV
Item 15.     Exhibits, Financial Statements and Schedules
List of Documents Filed
1) Financial Statements
See Index to Consolidated Financial Statements on Page F-1 following this Part IV.
2) Financial Statement Schedules
Schedule I - Summary of Investments - Other than Investments in Related Parties
Schedule II - Condensed Financial Information of Parent Only
Schedule III - Supplementary Insurance Information
Schedule IV - Reinsurance
All other schedules have been omitted since they are either not applicable or the information is contained within the accompanying consolidated financial statements.

List of Exhibits
The following is a list of exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of May 24, 2017, by and between CF Corporation, FGL US Holdings Inc., FGL Merger Sub Inc. and Fidelity & Guaranty Life (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by CF Corporation on May 31, 2017).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2017, by and between CF Corporation, FGL US Holdings Inc., FGL Merger Sub Inc. and Fidelity & Guaranty Life (incorporated by reference to Exhibit 2.2 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017).

2.3
Voting Agreement, dated as of May 24, 2017, by and among Fidelity & Guaranty Life, CF Capital Growth, LLC, Fidelity National Financial, Inc., CFS Holdings (Cayman), L.P., CC Capital Management, LLC, BilCar, LLC, Richard N. Massey and James A. Quella (incorporated by reference to Exhibit 2.2 to our Form 8-K, filed on May 24, 2017 (File No. 001-36227)).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017).
3.2
Certificate of Designations of Series A Cumulative Convertible Preferred Shares (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017).

3.3
Certificate of Designations of Series B Cumulative Convertible Preferred Shares (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-3 filed on December 21, 2017 (File No. 333-222232).

4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017).
4.3
Warrant Agreement, dated May 19, 2016, by and between CF Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K, filed by CF Corporation on May 25, 2016 (File No. 001-37779)).

4.4
Indenture, dated March 27, 2013, among Fidelity & Guaranty Life Holdings, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A, filed on October 17, 2013 (File No. 333-192849)).

4.5
First Supplemental Indenture, dated March 27, 2013, among Fidelity & Guaranty Life Holdings, Inc., as issuer, the Subsidiary Guarantors from named therein and Wells Fargo Bank, National Association, relating to the 6.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1/A, filed on October 17, 2013 (File No. 333-192849)).

4.6
Amended and Restated Indenture, dated November 20, 2017, among Fidelity & Guaranty Life Holdings, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017).

10.1
Letter Agreement, dated May 19, 2016, by and among CF Corporation, CF Capital Growth, LLC, Chinh E. Chu, William P. Foley, II, James A. Quella, Douglas B. Newton, David Ducommun and Richard N. Massey (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by CF Corporation on May 25, 2016 (File No. 001-37779)).

10.3
Letter Agreement, dated May 17, 2017, by and between CF Corporation and Keith W. Abell (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by CF Corporation on May 18, 2017 (File No. 001-37779)).

10.4
Investment Management Trust Agreement, dated May 19, 2016, by and between CF Corporation and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K, filed by CF Corporation on May 25, 2016 (File No. 001-37779)).

10.5
Registration Rights Agreement, dated May 19, 2016, by and among CF Corporation, CF Capital Growth, LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by CF Corporation on May 25, 2016 (File No. 001-37779)).

10.6
Administrative Services Agreement, dated May 19, 2016, by and between CF Corporation and CF Capital Growth, LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed by CF Corporation on May 25, 2016 (File No. 001-37779)).

10.7
Private Placement Warrants Purchase Agreement, dated May 19, 2016, by and between CF Corporation and CF Capital Growth, LLC (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed by CF Corporation on May 25, 2016 (File No. 001-37779)).

10.8
Promissory Note, dated as of February 29, 2016, issued to CF Capital Growth, LLC (f/k/a CF Capital Partners, LLC) (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed by CF Corporation on April 21, 2016 (File No. 333-210854)).

10.9
Securities Subscription Agreement, dated February 29, 2016, between CF Capital Growth, LLC (f/k/a CF Capital Partners, LLC) and CF Corporation (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed by CF Corporation on April 21, 2016 (File No. 333-210854)).

10.10	Form of Forward Purchase Agreement (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1/A filed by CF Corporation on May 3, 2016 (File No. 333-210854)).
10.11
Form of Amendment to Forward Purchase Agreement, dated as of May 24, 2017, by and among CF Corporation, the investor listed as the purchaser on the signature page thereof and CF Capital Growth, LLC (incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.12
Forward Purchase Agreement, dated as of April 18, 2016, among the Registrant, CFS Holdings (Cayman), L.P. and CF Capital Growth, LLC, as amended (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1, filed by CF Corporation on May 3, 2016 (File No. 333-210854)).

10.13
Indemnity Agreement, dated May 19, 2016, between the Registrant and Chinh E. Chu (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 (File No. 001-37779)).

10.14
Indemnity Agreement, dated May 19, 2016, between the Registrant and William P. Foley, II (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 (File No. 001-37779) ).

10.15
Indemnity Agreement, dated May 19, 2016, between the Registrant and Douglas B. Newton (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 (File No. 001-37779)).

10.16
Indemnity Agreement, dated May 19, 2016, between the Registrant and James A. Quella (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 (File No. 001-37779)).

10.17
Indemnity Agreement, dated May 19, 2016, between the Registrant and Richard N. Massey (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 (File No. 001-37779)).

10.18
Indemnity Agreement, dated May 19, 2016, between the Registrant and David Ducommun (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 (File No. 001-37779)).

10.19
Amendment to Forward Purchase Agreement, dated as of May 24, 2017, by and among CF Corporation, CFS Holdings (Cayman), L.P. and CF Capital Growth, LLC (incorporated by reference to Exhibit 10.16 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.20
Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and Blackstone Tactical Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.21
Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and Blackstone Tactical Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.22
Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.23
Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.24
Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and GSO Capital Partners LP (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.25
Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and GSO Capital Partners LP (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.26
Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation, Blackstone Tactical Opportunities Fund II, L.P. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.27
Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation, Blackstone Tactical Opportunities Fund II, L.P. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.28
Amended and Restated Investor Agreement, dated as of June 6, 2017, by and among CF Corporation, Blackstone Tactical Opportunities Fund II, L.P., GSO Capital Partners LP and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.9 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.29
Fee Letter, dated as of May 24, 2017, by and among CF Corporation and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.30
Fee Letter, dated as of May 24, 2017, by and among CF Corporation and GSO Capital Partners LP (incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.31
Side Letter, dated as of May 24, 2017, by and among CF Corporation and GSO Capital Partners LP (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.32
Amended and Restated Debt Commitment Letter, dated as of May 31, 2017, by and among FGL US Holdings Inc., Royal Bank of Canada, RBC Capital Markets, LLC, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.33
Letter Agreement, dated as of May 24, 2017, by and among CF Corporation, FS Holdco II Ltd., HRG Group, Inc. and FGL US Holdings Inc. (incorporated by reference to Exhibit 10.14 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.34	Form of Additional Equity Purchase Agreement (incorporated by reference to Exhibit 10.17 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).
10.35
Equity Purchase Agreement, dated as of November 29, 2017, by and between the Company and CFS Holdings II (Cayman), L.P. (incorporated by reference to Exhibit 10.28 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.36
Equity Purchase Agreement, dated as of November 29, 2017, by and between the Company and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.29 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.37
Equity Purchase Agreement, dated as of November 29, 2017, by and between the Company and Fidelity National Title Insurance Company (incorporated by reference to Exhibit 10.30 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.38
Equity Purchase Agreement, dated as of November 29, 2017, by and between the Company and Chicago Title Insurance Company (incorporated by reference to Exhibit 10.31 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.39
Equity Purchase Agreement, dated as of November 29, 2017, by and between the Company and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.32 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.40
Equity Purchase Agreement, dated as of November 29, 2017, by and between the Company and Corvex Master Fund LP (incorporated by reference to Exhibit 10.33 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.41
Investment Agreement, dated as of November 30, 2017, by and among the Company, GSO COF III AIV-5 LP, GSO COF III Co-Investment AIV-5 LP, GSO Co-Investment Fund-D LP, GSO Credit Alpha Fund LP, GSO Aiguille des Grands Montets Fund II LP, GSO Churchill Partners LP, GSO Credit-A Partners LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.34 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.42
Investment Management Agreement, dated as of November 30, 2017, by and between Fidelity & Guaranty Life Insurance Company and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.35 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.43
Investment Management Agreement, dated as of November 30, 2017, by and between FGL US Holdings Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.36 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.44
Investment Management Agreement, dated as of November 30, 2017, by and between Fidelity & Guaranty Life Holdings, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.37 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.45
Investment Management Agreement, dated as of November 30, 2017, by and between Front Street Re (Cayman) Ltd. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.38 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.46
Investment Management Agreement Termination Side Letter, dated as of November 30, 2017, by and between the Company and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.39 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.47
Letter Agreement, dated as of November 30, 2017, by and between CF Corporation and Blackstone Tactical Opportunities Advisors LLC (incorporated by reference to Exhibit 10.40 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.48
Letter Agreement, dated as of November 30, 2017, by and between CF Corporation, Blackstone Tactical Opportunities Advisors LLC and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.41 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.49
Nominating and Voting Agreement, dated as of November 30, 2017, by and among Blackstone Tactical Opportunities Fund II L.P., Chinh E. Chu, William P. Foley, II and CF Corporation (incorporated by reference to Exhibit 10.42 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.50
Credit Agreement, dated as of November 30, 2017, by and among CF Bermuda Holdings Limited, Fidelity & Guaranty Life Holdings, Inc., the financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.43 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.51
Guarantee Agreement, dated as of November 30, 2017, by and among Fidelity & Guaranty Life, FGL US Holdings Inc., Fidelity & Guaranty Life Business Services, Inc. and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.52
Convertible Promissory Note, dated November 29, 2017, issued to CF Capital Growth, LLC (incorporated by reference to Exhibit 10.45 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.53	FGL Holdings 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).
10.54
Employment Agreement, dated January 27, 2014, between Dennis Vigneau and Fidelity & Guaranty Life Business Services, Inc. (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on January 28, 2014 (File No. 001-36227)).

10.55
Amended and Restated Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and John P. O’Shaughnessy (incorporated by reference to Exhibit 10.38 of Fidelity & Guaranty Life’s Current Report Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.56
Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and John Phelps (incorporated by reference to Exhibit 10.39 of Fidelity & Guaranty Life’s Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.57
Amended and Restated Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and Rajesh Krishnan (incorporated by reference to Exhibit 10.40 of Fidelity & Guaranty Life’s Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.58
Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and Wendy J.B. Young (incorporated by reference to Exhibit 10.41 of Fidelity & Guaranty Life’s Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.59
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Fidelity & Guaranty Life’s Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).

10.60
Credit Agreement between Fidelity & Guaranty Life Holdings, Inc. as borrower, the Company as guarantor, and RBC Capital Markets and Credit Suisse Securities (USA) LLC together as joint lead arrangers for the lenders, dated as of August 26, 2014 (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).

10.61
Second Amendment to Credit Agreement dated as of July 17, 2017 by and among Fidelity & Guaranty Life Holdings, Inc., each of the lenders from time to time party thereto and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Form 8-K, filed on July 21, 2017 (File No. 001-36227)).

10.62	Revolving Loan Note, dated August 26, 2014 (incorporated by reference to Exhibit 10.2 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).
10.63
Guarantee Agreement, dated as of August 26, 2014, among Fidelity & Guaranty Life, other Guarantors, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.3 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).

10.64
Employment Agreement, dated October 6, 2014, between Chris Littlefield and Fidelity & Guaranty Life Business Services, Inc. (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on October 7, 2014 (File No. 001-36227)).

10.65
Employment Agreement by and between Fidelity & Guaranty Life Business Services, Inc. and Christopher J. Littlefield, dated as of May 6, 2015 (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Form 8-K, filed on May 8, 2015 (File No. 001-36227)).

10.66
Form of Retention Letter from Fidelity & Guaranty Life to its executive officers, dated July 10, 2015 (incorporated by reference to Exhibit 10.4 of Fidelity & Guaranty Life’s Quarterly Report on Form 10-Q, filed on August 5, 2015 (File No. 001-36227)).

10.67
Form of Retention Letter from Fidelity & Guaranty Life to its executive officers, dated July 10, 2015 (incorporated by reference to Exhibit 10.4 of Fidelity & Guaranty Life’s Quarterly Report on Form 10-Q, filed on August 5, 2015 (File No. 001-36227)).

10.68
Form of Transaction Bonus Letter by and between Fidelity & Guaranty Life and certain of its employees, dated as of April 7, 2017 (incorporated by reference to Exhibit 10.32 of Fidelity & Guaranty Life’s Annual Report on Form 10-K, filed on November 16, 2017 (File No. 001-36227)).

10.69
Form of Retention Award Letter by and between Fidelity & Guaranty Life and certain of its employees, dated as of April 20, 2017 (incorporated by reference to Exhibit 10.33 of Fidelity & Guaranty Life’s Annual Report on Form 10-K, filed on November 16, 2017 (File No. 001-36227)).

10.7
Form of 2017 Incentive Award Letter by and between Fidelity & Guaranty Life and certain of its employees, dated as of February 1, 2017 (incorporated by reference to Exhibit 10.34 of Fidelity & Guaranty Life’s Annual Report on Form 10-K, filed on November 16, 2017 (File No. 001-36227)).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).
21*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney (set forth on the signature page).
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGL HOLDINGS (Registrant)

Date:	March 15, 2018	By:	/s/ Dennis R. Vigneau
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
POWERS OF ATTORNEY
KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Christopher J. Littlefield and Dennis R. Vigneau, and each of them, acting individually, as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Littlefield
Christopher J. Littlefield	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018
/s/ Dennis R. Vigneau
Dennis R. Vigneau	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2018
/s/ Chinh E. Chu
Chinh E. Chu	Co-Chairman	March 15, 2018
/s/ William P. Foley, II
William P. Foley, II	Co-Director	March 15, 2018
/s/ Keith W. Abell
Keith W. Abell	Director	March 15, 2018
/s/ Patrick S. Baird
Patrick S. Baird	Director	March 15, 2018
/s/ Menes O. Chee
Menes O. Chee	Director	March 15, 2018
/s/ Richard N. Massey
Richard N. Massey	Director	March 15, 2018
/s/ James A. Ouella
James A. Ouella	Director	March 15, 2018
/s/ Timothy M. Walsh
Timothy M. Walsh	Director	March 15, 2018

FGL HOLDINGS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
FGL Holdings:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FGL Holdings and subsidiaries (the Company) as of December 31, 2017 (Successor Company balance sheet) and of Fidelity & Guaranty Life and subsidiaries as of September 30, 2017 and 2016 (Predecessor Company balance sheets), the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the period from December 1, 2017 to December 31, 2017 (Successor Company operations), the period from October 1, 2017 to November 30, 2017, and for each of the years in the three-year period ended September 30, 2017 (Predecessor Company operations) and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Successor Company as of December 31, 2017, and the results of its operations and its cash flows for the period from December 1, 2017 to December 31, 2017, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the period from October 1, 2017 to November 30, 2017, and for each of the years in the three-year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 1998.
Des Moines, Iowa
March 15, 2018

FGL HOLDINGS
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2017	September 30, 2017	September 30, 2016
	Successor	Predecessor	Predecessor
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2017 - $21,475; September 30, 2017 - $20,063; September 30, 2016 - $18,521)	$21,590	$21,154	$19,411
Equity securities, available-for-sale, at fair value (amortized cost: December 31, 2017 - $764; September 30, 2017 - $733; September 30, 2016 - $640)	761	773	683
Derivative investments	492	413	276
Short term investments	25	—	—
Commercial mortgage loans	548	547	595
Other invested assets	188	185	60
Total investments	23,604	23,072	21,025
Related party loans	—	71	71
Cash and cash equivalents	1,215	885	864
Accrued investment income	211	231	214
Funds withheld for reinsurance receivables, at fair value	756	—	—
Reinsurance recoverable	2,494	3,375	3,464
Intangibles, net	856	1,129	1,026
Deferred tax assets, net	176	—	—
Goodwill	476	—	—
Other assets	141	202	371
Total assets	$29,929	$28,965	$27,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$21,844	$20,792	$19,251
Future policy benefits, including $728 at fair value at December 31, 2017	4,751	3,412	3,467
Funds withheld for reinsurance liabilities	2	1,083	1,172
Liability for policy and contract claims	78	67	55
Debt	307	300	300
Revolving credit facility	105	105	100
Deferred tax liability, net	—	62	10
Other liabilities	890	897	746
Total liabilities	27,977	26,718	25,101

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.0001 par value, 100,000,000 shares authorized, 375,000 shares issued and outstanding at December 31, 2017; $.01 par value, 50,000,000 shares authorized, no shares issued at September 30, 2017 and September 30, 2016, respectively)	—	—	—
Common stock ($.0001 par value, 800,000,000 shares authorized, 214,370,000 issued and outstanding at December 31, 2017; $.01 par value, 500,000,000 shares authorized, 58,933,415 and 58,956,127 issued and outstanding at September 30, 2017 and September 30, 2016, respectively)	—	1	1
Additional paid-in capital	2,037	716	714
Retained earnings (Accumulated deficit)	(160)	1,000	792
Accumulated other comprehensive income	75	543	439
Treasury stock, at cost (no shares at December 31, 2017; 568,847 shares at September 30, 2017; 537,613 shares at September 30, 2016)	—	(13)	(12)
Total shareholders' equity	1,952	2,247	1,934
Total liabilities and shareholders' equity	$29,929	$28,965	$27,035

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Revenues:
Premiums	$3	$7	$11	$42	$70	$58
Net investment income	92	174	240	1,005	923	851
Net investment gains (losses)	42	146	51	316	19	(37)
Insurance and investment product fees and other	28	35	38	167	127	89
Total revenues	165	362	340	1,530	1,139	961
Benefits and expenses:
Benefits and other changes in policy reserves	141	227	20	843	791	578
Acquisition and operating expenses, net of deferrals	16	51	28	137	119	113
Amortization of intangibles	1	36	123	193	54	64
Total benefits and expenses	158	314	171	1,173	964	755
Operating income	7	48	169	357	175	206
Interest expense	(2)	(4)	(6)	(24)	(22)	(24)
Income before income taxes	5	44	163	333	153	182
Income tax expense	(107)	(16)	(55)	(110)	(56)	(64)
Net (loss) income	$(102)	$28	$108	$223	$97	$118
Less Preferred stock dividend	2	—	—	—	—	—
Net income (loss) available to common shareholders	$(104)	$28	$108	$223	$97	$118
Net income (loss) per common share

Basic	$(0.49)	$0.48	$1.85	$3.83	$1.67	$2.03
Diluted	$(0.49)	$0.47	$1.85	$3.83	$1.66	$2.02
Weighted average common shares used in computing net income (loss) per common share:
Basic	214,370,000	58,341,112	58,280,532	58,319,517	58,275,013	58,117,884
Diluted	214,370,000	58,494,043	58,366,009	58,415,187	58,578,163	58,360,841

Cash dividend per common share	$—	$0.065	$0.065	$0.26	$0.26	$0.26

Supplemental disclosures
Total other-than-temporary impairments	$—	$—	$(1)	$(22)	$(45)	$(82)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—	(1)	—
Net other-than-temporary impairments	—	—	(1)	(22)	(44)	(82)
Gains (losses) on derivatives and embedded derivatives	37	140	51	335	33	(8)
Other investment gains	5	6	1	3	30	53
Total net investment gains (losses)	$42	$146	$51	$316	$19	$(37)

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Net income (loss)	$(102)	$28	$108	$223	$97	$118

Other comprehensive income (loss):
Unrealized investment gains/losses:
Change in unrealized investment gains/losses before reclassification adjustment	111	26	(663)	182	788	(650)
Net reclassification adjustment for gains/losses included in net income	—	(6)	(2)	18	9	29
Changes in unrealized investment gains/losses after reclassification adjustment	111	20	(665)	200	797	(621)
Adjustments to intangible assets	(17)	(1)	225	(40)	(258)	220
Changes in deferred income tax asset/liability	(19)	(7)	154	(56)	(187)	140
Net change in unrealized gains/losses on investments	75	12	(286)	104	352	(261)
Non-credit related other-than-temporary impairment:
Changes in non-credit related other than-temporary impairment	—	—	—	—	(1)	—
Net non-credit related other-than-temporary impairment	—	—	—	—	(1)	—
Net changes to derive comprehensive income/loss for the period	75	12	(286)	104	351	(261)
Comprehensive income (loss), net of tax	$(27)	$40	$(178)	$327	$448	$(143)

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Predecessor
Balance, September 30, 2014	$—	$1	$702	$607	$349	$—	$1,659
Treasury shares purchased	—	—	—	—	—	(11)	(11)
Dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	118	—	—	118
Unrealized investment losses, net	—	—	—	—	(261)	—	(261)
Common stock issued under employee plans	—	—	2	—	—	—	2
Stock-based compensation	—	—	10	—	—	—	10
Balance, September 30, 2015	$—	$1	$714	$710	$88	$(11)	$1,502
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	97	—	—	97
Unrealized investment gains, net	—	—	—	—	351	—	351
Common stock issued under employee plans	—	—	2	—	—	—	2
Stock-based compensation	—	—	(2)	—	—	—	(2)
Balance, September 30, 2016	$—	$1	$714	$792	$439	$(12)	$1,934
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	223	—	—	223
Unrealized investment gains, net	—	—	—	—	104	—	104
Stock-based compensation	—	—	2	—	—	—	2
Balance, September 30, 2017	$—	$1	$716	$1,000	$543	$(13)	$2,247

Balance, October 1, 2016 (unaudited)	—	1	714	792	439	(12)	1,934
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(4)	—	—	(4)
Net income	—	—	—	108	—	—	108
Unrealized investment (losses), net	—	—	—	—	(286)	—	(286)
Stock-based compensation	—	—	1	—	—	—	1
Balance, December 31, 2016 (unaudited)	$—	$1	$715	$896	$153	$(13)	$1,752

Balance, October 1, 2017	—	1	716	1,000	543	(13)	2,247
Dividends	—	—	—	(4)	—	—	(4)
Net income	—	—	—	28	—	—	28
Unrealized investment gains, net	—	—	—	—	12	—	12
Stock-based compensation	—	—	1	—	—	—	1
Balance, November 30, 2017	$—	$1	$717	$1,024	$555	$(13)	$2,284

Successor
Balance, December 1, 2017	—	—	2,037	(56)	—	—	1,981
Dividends	—	—	—	(2)	—	—	(2)
Net income (loss)	—	—	—	(102)	—	—	(102)
Unrealized investment gains, net	—	—	—	—	75	—	75
Balance, December 31, 2017	$—	$—	$2,037	$(160)	$75	$—	$1,952

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities:
Net (loss) income	$(102)	$28	$108	$223	$97	$118
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	(1)	4	1	6	8	7
Amortization	6	(4)	(6)	(42)	(40)	(60)
Deferred income taxes	102	(7)	76	(4)	51	50
Interest credited/index credits to contractholder account balances	127	206	(13)	701	632	420
Net recognized (gains) losses on investments and derivatives	(42)	(137)	(51)	(305)	(19)	37
Charges assessed to contractholders for mortality and administration	(13)	(25)	(32)	(131)	(103)	(68)
Deferred policy acquisition costs, net of related amortization	(32)	(12)	23	(144)	(296)	(253)
Changes in operating assets and liabilities:
Reinsurance recoverable	16	3	(8)	(18)	(2)	46
Future policy benefits	4	(11)	(14)	(55)	(1)	(36)
Funds withheld from reinsurers	(2)	(16)	(26)	(105)	(89)	(62)
Collateral posted (returned)	17	56	40	158	111	(128)
Other assets and other liabilities	(2)	(6)	(26)	(47)	16	(36)
Net cash provided by operating activities	78	79	72	237	365	35
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	313	626	733	2,755	2,264	4,947
Proceeds from derivatives instruments and other invested assets	169	117	71	458	246	439
Proceeds from commercial mortgage loans	1	2	13	48	35	139
Cost of available-for-sale investments	(348)	(874)	(1,355)	(4,123)	(3,359)	(5,746)
Costs of derivatives instruments and other invested assets	(156)	(44)	(54)	(351)	(266)	(296)
Costs of commercial mortgage loans	—	—	—	—	(99)	(535)
Related party loans	—	(1)	—	—	1	35
Capital expenditures	(1)	(1)	(2)	(4)	(8)	(7)
Net cash (used in) investing activities	(22)	(175)	(594)	(1,217)	(1,186)	(1,024)
Cash flows from financing activities:
Treasury stock	—	—	(1)	(1)	(1)	(11)
Common stock issued under employee plans	—	—	—	—	2	2
Retirement and paydown on revolving credit facility	(105)	—	—	—	—	—
Draw on revolving credit facility	105	—	—	5	100	—
Dividends paid	—	(4)	(4)	(15)	(15)	(15)
Contractholder account deposits	217	443	698	2,890	2,780	2,503
Contractholder account withdrawals	(165)	(304)	(403)	(1,878)	(1,683)	(1,564)
Net cash provided by financing activities	52	135	290	1,001	1,183	915
Change in cash & cash equivalents	108	39	(232)	21	362	(74)
Cash & cash equivalents, beginning of period	1,107	885	864	864	502	576
Cash & cash equivalents, end of period	$1,215	$924	$632	$885	$864	$502

Supplemental disclosures of cash flow information:
Interest paid	$—	$10	$10	$23	$19	$19
Income taxes (refunded) paid	$(21)	$—	$—	$114	$7	$38
Deferred sales inducements	$10	$3	$—	$20	$27	$26

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Nature of Business

Fidelity & Guaranty Life (“FGL”; NYSE: FGL), a former majority owned subsidiary of HRG Group, Inc. (“HRG”; NYSE: HRG), completed the merger with CF Corporation (NASDAQ: CFCO) (“CF Corp”) and its related entities (“CF Entities”), on November 30, 2017, pursuant to the Agreement and Plan of Merger. On May 24, 2017, FGL entered into an Agreement and Plan of Merger (the “FGL Merger Agreement”), by and among CF Corp, a Cayman Islands exempted company, FGL US Holdings Inc., a Delaware corporation and a wholly-owned indirect subsidiary of CF Corp (“Parent”), FGL Merger Sub Inc., a Delaware corporation and a wholly-owned indirect subsidiary of Parent (“Merger Sub”) and FGL.  Subject to the terms and conditions of the FGL Merger Agreement, the Merger Sub merged with and into FGL (the “Merger”), and FGL continued as the surviving entity, which became a wholly-owned indirect subsidiary of CF Corp.

Dollar amounts in the accompanying sections are presented in millions, unless otherwise noted.

Following execution of the FGL Merger Agreement, FS Holdco, a direct wholly-owned subsidiary of HRG, executed and delivered to FGL a written consent (the “Consent”), approving and adopting the FGL Merger Agreement and the transactions contemplated thereby, including the merger. As a result of the execution and delivery of the Consent, the holders of at least a majority of the outstanding shares of FGL’s common stock adopted and approved the FGL Merger Agreement.

Pursuant to the FGL Merger Agreement, except for shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically canceled and converted into the right to receive $31.10 in cash, without interest and less any required withholding taxes (the “Merger Consideration”). Accordingly, CF Corp acquired FGL for a total of approximately $2 billion in cash, plus the assumption of $405 of existing debt.

On November 30, 2017, each FGL option to purchase shares of common stock, restricted share of common stock and performance-based restricted stock unit relating to shares of common stock, in each case whether vested or unvested, became fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the FGL Merger Agreement. In addition, each stock option and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL, (“FGLH”) in each case whether vested or unvested, became fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the FGL Merger Agreement, and each dividend equivalent right held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, became fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.

In addition, on November 30, 2017, CF Entities bought all of the issued and outstanding shares of Front Street Re Cayman Ltd. (“FSRC”) and Front Street Re Ltd. (“FSR”, and, together with FSRC, the “FSR Companies”) from Front Street Re (Delaware) Ltd. (“FSRD”), a direct wholly owned subsidiary of HRG, pursuant to the Share Purchase Agreement, for cash consideration of $65, subject to certain adjustments.

On December 1, 2017, upon completion of the acquisitions, CF Corp changed its name to FGL Holdings (the “Company”) and began trading on the New York Stock Exchange under the ticker symbol “FG”.

As a result of the business combination ("Business Combination"), for accounting purposes, FGL Holdings is the acquirer and FGL is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of FGL and its subsidiaries as “Predecessor” for the periods prior to the completion of the Business Combination and FGL Holdings, including the consolidation of FGL and its subsidiaries and FSR Companies, as "Successor" for periods from and after the Closing Date. FGL Holdings was determined to be the Successor company as it is the surviving company organized and existing under the laws of the United States of America, any State of the United States, the District of Columbia or any territory thereof (and in the case of the Company, Bermuda or the Cayman Islands). Prior to the acquisition, FGL Holdings reported under a fiscal year end of December 31, and the Predecessor companies reported under a fiscal year end of September 30. Subsequent to the acquisition, the Successor will report under a fiscal year end of December 31.

The merger and the acquisition of the FSR Companies were deemed to be separate transactions and the acquisition method of accounting was applied to each transaction individually. The Company recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the November 30, 2017 acquisition date. Refer to "Note 19. Acquisitions" for further details related to the calculation and allocation of the purchase price in each transaction, and goodwill recorded of $453 for FGL and $23 for the FSR companies.

The Company’s primary business is the sale of individual life insurance products and annuities through independent agents, managing general agents, and specialty brokerage firms and in selected institutional markets. The Company’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts and fixed rate annuity contracts), immediate annuities and life insurance products. The Company markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGLIC”) and Fidelity & Guaranty Life Insurance Company of New York (“FGLICNY”), which together are licensed in all fifty states and the District of Columbia. FSRC was established as a long-term reinsurer to provide reinsurance on asset intensive, long duration life and annuity liabilities, including but not limited to fixed, deferred and payout annuities, long-term care, group long-term disability and cash value life insurance.

We have one reporting segment, which is consistent with and reflects the manner by which our chief operating decision makers view and manage the business. We currently distribute and service primarily fixed rate annuities, including FIAs. Premiums and annuity deposits (net of coinsurance), which are not included as revenues (except for traditional premiums) in the accompanying Consolidated Statements of Operations, collected by product type were as follows:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
Product Type	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Fixed indexed annuities	$178	$288	$556	$1,892	$1,861	$2,185
Fixed rate annuities	45	116	99	556	539	211
Single premium immediate annuities	—	1	2	15	28	16
Life insurance (a)	16	29	50	176	181	163
Total	$239	$434	$707	$2,639	$2,609	$2,575

(a)	Life insurance includes Universal Life (“UL”) and traditional life insurance products for FGLIC and FGLICNY.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest and any variable interest entities ("VIEs") in which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our consolidated financial statements. The Company has determined that we are not the primary beneficiary of a VIE as of December 31, 2017. See "Note 4. Investments" to the Company’s consolidated financial statements for additional information on the Company’s investments in unconsolidated VIEs.
Revenue Recognition
Insurance Premiums
The Company’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. The Company’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.
Premium collections for fixed indexed and fixed rate annuities, indexed universal life (“IUL”) policies and immediate annuities without life contingency are reported as an increase to deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments.
See a description of FSRC’s accounting policy for its assumed reinsurance contracts as described under "Reinsurance" in Note 2.
Net Investment Income
Dividends and interest income, recorded in “Net investment income”, are recognized when earned. Income or losses upon call or prepayment of available-for-sale fixed maturity securities are recognized in "Net investment income". Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.
For mortgage-backed and asset-backed securities, included in the fixed maturity available-for-sale (“AFS”) securities portfolios, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income’’.
Net Investment Gains (Losses)
Net investment gains (losses) include realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments (“OTTI”) of AFS investments, other invested assets, commercial mortgage loans and related party loans, and gains and losses on derivatives and embedded derivatives. Realized gains and losses on the sale of investments are determined using the specific identification method.

Product Fees
Product fee revenue from IUL products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance, and policy administration and rider fees. Fees are assessed on a monthly basis and recognized as revenue when earned. Product fee revenue also includes surrender charges which are collected and recognized as revenue when the policy is surrendered.
See a description of FSRC’s accounting policy for its assumed reinsurance contracts as described under "Reinsurance" in Note 2.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims in excess of contract account balances, net of reinsurance recoveries. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries during 2015 through 2017 ranged from 0.5% to 6.0% for deferred annuities and FIA's, combined, and 3.0% to 4.5% for IUL's. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries.
See a description of FSRC’s accounting policy for its assumed reinsurance contracts as described under "Reinsurance" in Note 2.
Stock-Based Compensation
In general, we expense the fair value of stock awards included in our incentive compensation plans. As of the date our stock awards are approved and communicated to the recipients, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to “Additional paid-in capital” in “Shareholders’ equity”. We classify certain stock awards as liabilities. For these awards, the fair value is classified as a liability on our Consolidated Balance Sheets, and the liability is marked-to-market through net (loss) income at the end of each reporting period. Stock-based compensation expense is reflected in “Acquisition and operating expenses, net of deferrals” on our Consolidated Statements of Operations. If we modify an award or change our intent to settle an award in equity or cash, we recognize additional compensation expense for the increase in the fair value of the award between the grant date and the date of modification for change in intent and any periods subsequent to the modification, if applicable. As described under "Recent Accounting Pronouncements" in Note 2, the Company early adopted ASU 2016-09 effective October 1, 2015. The adoption of ASU 2016-09 did not have a material effect on the Company's financial statements and related disclosures.
Interest Expense
Interest expense on our debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the straight line method. Interest expense also includes non-use fees on the revolving credit facility entered into in August 2014. On November 30, 2017, the revolving credit facility was repaid and was terminated. On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into a credit agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years (the "Current Credit Agreement").
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the average common shares outstanding. Diluted EPS is computed assuming the conversion or exercise of nonvested stock, stock options, warrants and performance share units outstanding during the year. The effect of a potential conversion of outstanding preferred shares to common shares is not considered in the diluted EPS calculation as the preferred shareholders do not yet have the right to convert. Stock options and warrants are excluded from the computation of diluted EPS, based on the application of the treasury stock method, if they are anti-dilutive.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2017 (Successor), September 30, 2017 (Predecessor) and September 30, 2016 (Predecessor), the Company held cash equivalents of $242, $45, and $465, respectively.
Investments
Investment Securities
The Company’s investments in fixed maturity and equity securities have been designated as AFS and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in "Note 7. Intangibles" to the Company’s consolidated financial statements) and deferred income taxes.
Available-for-Sale Securities' Other-Than-Temporary Impairments
The Company regularly reviews AFS securities for declines in fair value that it determines to be other-than-temporary. For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient and reasonable period of time to allow for a recovery in value, it concludes that an OTTI has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. When assessing its ability and intent to hold an equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, business prospects and the overall financial condition of the issuer. When evaluating redeemable preferred stocks for OTTI the Company applies the accounting policy described above for fixed maturity securities (including an anticipated recovery period), provided there has been no evidence of a deterioration in credit of the issuer.
For its fixed maturity AFS securities, the Company generally considers the following in determining whether its unrealized losses are other-than-temporary:

•	The estimated range and period until recovery;

•	The extent and the duration of the decline;

•	The reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening);

•
The financial condition of and near-term prospects of the issuer (including issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength);

•	Current delinquencies and nonperforming assets of underlying collateral;

•	Expected future default rates;

•	Collateral value by vintage, geographic region, industry concentration or property type;

•	Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and

•	Contractual and regulatory cash obligations and the issuer's plans to meet such obligations.
The Company recognizes OTTI on fixed maturity (including redeemable and perpetual preferred stocks) securities in an unrealized loss position when one of the following circumstances exists:

•	The Company does not expect full recovery of its amortized cost based on the present value of cash flows expected to be collected;

•	The Company intends to sell a security; or

•	It is more likely than not that the Company will be required to sell a security prior to recovery.
If the Company intends to sell a fixed maturity AFS security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a fixed maturity security or it is more likely than not the Company will not be required to sell a fixed maturity security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the OTTI. The remainder of the decline to fair value is recorded in AOCI as unrealized OTTI on AFS securities, as this amount is considered a non-credit (i.e., recoverable) impairment.
When assessing the Company’s intent to sell a fixed maturity security or if it is more likely than not the Company will be required to sell a fixed maturity security before recovery of its cost basis, the Company evaluates facts and circumstances such as, but not limited to, decisions to reposition the Company’s security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing and tax planning strategies. In order to determine the amount of the credit loss for a security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows the Company expects to recover. The discount rate is the effective interest rate implicit in the underlying security. The effective interest rate is the original purchased yield or the yield at the date the fixed maturity security was previously impaired.
When evaluating mortgage-backed securities and asset-backed securities, the Company considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. The Company uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, the Company then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected, including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on the Company’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for OTTI by comparing the present value of expected cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. The Company also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an OTTI is recognized.
The Company includes on the face of the Consolidated Statements of Operations the total OTTI recognized in "Net investment gains (losses)", with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of OTTI recognized in AOCI and other disclosures related to OTTI in "Note 4. Investments" to the Company’s consolidated financial statements and the Consolidated Statements of Comprehensive Income (Loss).
Mortgage Loans on Real Estate
The Company’s mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If a mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or the loan is modified in a troubled debt restructuring), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s original purchase yield, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an allowance with the offset recorded in "Net investment gains (losses)" in the Consolidated Statements of Operations.
Mortgage loans are continuously monitored by reviewing appraisals, operating statements, rent revenues, annual inspection reports, loan specific credit quality, property characteristics, market trends and other factors.
Mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. The Company defines delinquent mortgage loans as 30 days past due, consistent with industry practice.
Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on an effective yield basis over the term of the loan.
We establish mortgage loan valuation allowances both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses. As of December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor), the Company did not identify any specific loans that were impaired.
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including our experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. We evaluate and monitor loan-to-value ("LTV") ratios and debt service coverage ("DSC") ratios of our loans as indicators of potential risk of default in establishing our valuation allowance.
Derivative Financial Instruments
The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. All such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The change in fair value is recognized within “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations.
The Company purchases financial instruments and issues products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value, which is determined through a combination of market observable inputs such as market value of option and interest swap rates and unobservable inputs such as the mortality multiplier, surrender rates and non-performance spread. The changes in fair value reported within “Benefits and other changes in policy reserves” in the accompanying Consolidated Statements of Operations. See a description of the fair value methodology used in "Note 6. Fair Value of Financial Instruments".
Reinsurance Related Embedded Derivatives (Predecessor)
FGLIC has a modified coinsurance arrangement with FSRC, meaning that funds are withheld by FGLIC as the legal owner, but the credit risk is borne by FSRC. This arrangement results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets”, if in a net gain position, or "Other liabilities", if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains” on the Consolidated Statements of Operations.
Funds withheld Receivable
FSRC has entered into various reinsurance agreements on a funds withheld basis, meaning that the funds are withheld by the ceding company from the coinsurance premium owed to FSRC as collateral for FSRC's payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. FSRC manages the assets supporting the reserves in accordance with the internal investments policies of the ceding companies and applicable law.

Preferred Equity Remarketing Reimbursement Embedded Derivative Liability
On November 30, 2017 the Company issued 275,000 Series A cumulative preferred shares and 100,000 Series B cumulative preferred shares (together the “Preferred Shares”). The Preferred Shares do not have a maturity date and are non-callable for the first five years. From and after November 30, 2022, the original holders of the Preferred Shares may request and thus require, the Company (subject to customary blackout provisions) to remarket the Preferred Shares on their existing terms. If the remarketing is successful and the original holders elect to sell their preferred shares at the remarketed price and proceeds from such sale are less than the outstanding balance of the applicable shares (including dividends paid in kind and accumulated but unpaid dividends), the Company will be required to reimburse the sellers , up to a maximum of 10% of the par value of the originally issued preferred shares (including dividends paid in kind and accumulated but unpaid dividends) with such amount payable either in cash, ordinary shares, or any combination thereof, at our option (the “Reimbursement Feature”. The Reimbursement Feature represents an embedded derivative that is not clearly and closely related to the preferred stock host and must be bifurcated. The Reimbursement Feature liability is held at fair value within “Other liabilities” in the accompanying Consolidated Balance Sheets using a Black Derman Toy model incorporating among other things the paid in kind dividend coupon rate and the Company’s call option. There were no changes in fair value of this derivative during December 1, 2017 to December 31, 2017.
Limited Partnership Investment
Our investments in limited partnerships are included in other invested assets on our Consolidated Balance Sheets. We account for our investments in limited partnerships using the equity method to determine the carrying value. Income from the limited partnership is included within "Net investment income" in the accompanying Consolidated Statements of Operations. Recognition of income is delayed due to the availability of the related financial statements, which are obtained from the partnership’s general partner generally on a one to three-month delay. Management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the limited partnership are typically received during the second quarter of each calendar year. Accordingly, our investment income from the limited partnership investment for any calendar-year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar-year period.
Intangible Assets
The Company’s intangible assets include an intangible asset reflecting the value of insurance and reinsurance contracts acquired (hereafter referred to as “the value of business acquired or (“VOBA”), deferred acquisition cost (“DAC”) and deferred sales inducements (“DSI”), and trademarks and state licenses.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts in a life insurance company acquisition. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. DAC consists principally of commissions that are related directly to the successful sale of new or recoverable insurance contracts, which may be deferred to the extent recoverable. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and vesting bonuses to policyholder account values.
The methodology for determining the amortization of DAC, DSI and VOBA varies by product type. For all insurance contracts accounted for under long-duration contract deposit accounting, amortization is based on assumptions consistent with those used in the development of the underlying contract liabilities adjusted for emerging experience and expected trends. Amortization is reported within “Amortization of intangibles” in the accompanying Consolidated Statements of Operations.
DAC and VOBA for investment-type products and DAC for IUL products are generally amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, less policy benefits, maintenance expenses, mortality net of reinsurance ceded, and expense margins. Recognized gains (losses) on investments and changes in fair value of the modified coinsurance embedded derivative are included in actual gross profits in the period realized as described further below.

Changes in assumptions can have a significant impact on VOBA, DAC and DSI balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of those intangible balances, the Company performs quarterly and annual analyses of DAC and VOBA. The VOBA, DAC and DSI balances are also periodically evaluated for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected with the impact on the intangibles reported as “unlocking” as a component of amortization expense, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.
The carrying amounts of VOBA, DAC and DSI are adjusted for the effects of unrealized gains and losses on fixed maturity securities classified as AFS. For investment-type products, the VOBA, DAC and DSI assets are adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI.
Amortization expense of VOBA, DAC and DSI reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, the Company performs a retrospective unlocking of amortization for those intangibles as actual margins vary from expected margins. This unlocking is reflected in the accompanying Consolidated Statements of Operations.
Reinsurance
The Company’s insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. The assets, liabilities, premiums and benefits of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, respectively, when there is a right of offset explicit in the reinsurance agreement. All other reinsurance agreements are reported on a gross basis in the Company’s Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of amounts for which the right of offset also exists. Premiums and benefits are reported net of insurance ceded.
FSRC Insurance Reserves (Successor)
FSRC elected to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and insurance reserves related to its assumed third party reinsurance at the inception date of the reinsurance transactions. FSRC measures fair value of the funds withheld receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. The non-funds withheld assets held by FSRC, backing the insurance reserves, are measured at fair value. Policy loans included in the funds withheld receivables with third parties are measured at amortized cost, which approximates fair value.
FSRC uses a discounted cash flows approach to measure the fair value of the insurance reserves. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as mortality, morbidity, lapse, discount rate for non-performance risk, discount rate for risk margin, surrenders, etc. Mortality relates to the occurrence of death and morbidity relates to health risks. Mortality and morbidity assumptions are based upon the experience of the cedant as well as past and emerging industry experience, when available. Mortality and morbidity assumptions may be different by sex, underwriting class and policy type. Assumptions are also made for future mortality and morbidity improvements.
Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon cedant experience adjusted for expected future conditions. FSRC uses duration weighting in the development of the discount rate. FSRC discounts the liability cash flows using the market yields on the underlying assets backing the liabilities plus a risk margin to reflect uncertainty and an adjustment to reflect the credit risk of FSRC.

The significant unobservable inputs used in the fair value measurement of the FSRC insurance reserves are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreased) in non-performance risk spread and risk margin would result in a lower (higher) fair value measurement.
FSRC Insurance Revenue Recognition (Successor)
Dividends and interest income are recorded in "Net Investment income" in the consolidated financial statements and are recognized on an accrual basis. Amortization of premiums and accretion of discounts on investment in debt securities are reflected in "Net investment income" over the contractual terms of the investments in a manner that produces a constant effective yield. "Net investment income" is presented net of earned investment management fees.
Net investment gains (losses) include realized losses and gains from the sale of investments, changes in the fair value of FSRC's funds withheld receivables and gains and losses on derivative investments.
Income Taxes
For discussion on the impact of tax reform and the 338(h)(10) election, see “Note 11. Income Taxes” to our audited consolidated financial statements.
The Company’s life insurance subsidiaries file a consolidated life insurance income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company assesses the recoverability of its deferred tax assets in each reporting period under the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, management is required to make judgments and estimates related to projections of future profitability.  These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC 740.
The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor).

Contractholder Funds
The liabilities for contractholder funds for deferred annuities, IUL and UL policies consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA policies consist of the value of the host contract plus the value of the embedded derivative. The embedded derivative is carried at fair value in “Contractholder funds” in the accompanying Consolidated Balance Sheets with changes in fair value reported in the accompanying Consolidated Statements of Operations. See a description of the fair value methodology used in "Note 6. Fair Value of Financial Instruments". Liabilities for immediate annuities without life contingencies are recorded at the present value of future benefits.
Liabilities for the secondary guarantees on UL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. The benefit ratio is the ratio of the present value of future secondary guarantees by the present value of the assessments used to provide the secondary guarantees. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC and VOBA. The accounting for secondary guarantee benefits impact, and is impacted by, EGPs used to calculate amortization of DAC and VOBA.
Future Policy Benefits
The liabilities for future policy benefits and claim reserves for traditional life policies and life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue and include $728 future policy benefits related to FSRC. See "FSRC Insurance Reserves (Successor)" above for further discussion on FSRC's fair value option election. Investment yield assumption for traditional direct life reserves for all contracts is 6.0%. The investment yield assumptions for life contingent pay-out annuities range from 3.8% to 4.4%.
Federal Home Loan Bank of Atlanta Agreements
Contractholder funds include funds related to funding agreements that have been issued by the Company to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements. The Company entered into a short-term funding agreement with FHLB on March 28, 2017 for $136 at a guaranteed interest rate of 1.25%, which will terminate on March 29, 2018. The Company had previously entered into a short-term funding agreement with FHLB on June 28, 2016 for $157 at a guaranteed interest rate of 0.73%, This funding agreement was extended from June 27, 2017 to June 27, 2018 at a new guaranteed interest rate of 1.41%.
The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments or provide for a bullet payment with renewal provisions. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $642, $659, and $584 at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to settle the general obligations of the Company. The collateral investments had a fair value of $715, $729, and $649 at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively.
Commitments and Contingencies
Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Reclassifications and Retrospective Adjustments
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations.
Adoption of New Accounting Pronouncements
Share-Based Payments When a Performance Target is Achieved after the Requisite Service Period
In June 2014, FASB issued new guidance on stock compensation (Accounting Standards Update ("ASU") 2014-12, Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets will not be included in the grant-date fair value calculation of the award, rather compensation cost will be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. The Company adopted this guidance effective October 1, 2016, as required. The adoption of ASU 2014-12 did not impact the Company's consolidated financial statements or related disclosures, as the Company has historically treated the performance targets for its share-based payment awards as a performance condition that affects vesting and has not reflected the targets in the grant-date fair value calculation of the awards.

Amendments to the Consolidation Analysis
In February 2015, the FASB issued amended consolidation guidance (ASU 2015-02, Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015. The amended guidance changes the consolidation analysis of reporting entities with variable interest entity ("VIE") relationships by i) modifying the criteria used to evaluate whether limited partnerships and similar legal entities are VIEs or voting interest entities and revising the primary beneficiary determination of a VIE, ii) eliminating the specialized consolidation model and guidance for limited partnerships thereby removing the presumption that a general partner should consolidate a limited partnership, iii) reducing the criteria in the variable interest model contained in ASC Topic 810, Consolidation, that is used to evaluate whether the fees paid to a decision maker or service provider represents a variable interest, and iv) exempting reporting entities from consolidating money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. The Company adopted ASU 2015-02 effective October 1, 2016, as required. The adoption of ASU 2015-02 did not impact the Company's consolidated financial statements or related disclosures as the Company determined that this new guidance does not change its conclusions regarding consolidation of its VIEs.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued amended guidance on the presentation of debt issuance cost (ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The amended guidance requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts or premiums. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before the receipt of the funding from the associated debt liability. Instead, debt issuance costs will be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, and the costs will be amortized to interest expense using the effective interest method. The Company adopted ASU 2015-03 effective October 1, 2016, as required. The Company retrospectively considered adjustments to adjust its historical balance sheets to present deferred debt issuance costs related to the Company's debt as a reduction of the debt liability. As the Company's debt issuance costs were fully amortized as of the Predecessor year ended September 30, 2016, there is no impact to the current period financial statements.
Accounting for Fees Paid in Cloud Computing Arrangements
In April 2015, the FASB issued amended guidance on the accounting for fees paid in cloud computing arrangements (ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Previous GAAP did not include explicit guidance regarding a customer's accounting for fees paid in a cloud computing arrangement, which may include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The adopted guidance addresses whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company prospectively adopted ASU 2015-05 effective as of October 1, 2016, as required, for all new or materially modified cloud computing arrangements that contain a software license component.
Investments That Calculate Net Asset Value per Share
In May 2015, the FASB issued amended guidance related to investments that calculate net asset value per share (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Previous GAAP required that investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient in Topic 820 be categorized within the fair value hierarchy using criteria that differ from the criteria used to categorize other fair value measurements within the hierarchy. Previously, investments valued using the practical expedient were categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity will take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There was diversity in practice related to how certain investments measured at net asset value with redemption dates in the future (including periodic redemption dates) are categorized within the fair value hierarchy. Under the amendments, investments for which fair value will be measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. The Company adopted ASU 2015-07 effective October 1, 2016, as required, and has updated the fair value disclosures to reflect the amended guidance. Refer to "Note 6. Fair Value of Financial Instruments" for further details.
Interests Held through Related Parties That Are under Common Control
In October 2016, the FASB issued new guidance related to interests held through related parties that are under common control (ASU 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control), effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Under this update:

•	the characteristics of a primary beneficiary do not change, but the way in which their existence is determined does change

•
in determining whether there exists an obligation to absorb the losses of, or to receive benefits from, a VIE that could potentially be significant to the VIE (the second characteristic of a primary beneficiary), an entity will be required to include all of its direct variable interests in a VIE and, on a proportionate basis (as opposed to in its entirety as under current guidance), its indirect variable interests in a VIE held through related parties (including related parties under common control with the reporting entity)

The amendments in this ASU may be early adopted during any interim or annual period, however, if adopted during an interim period other than the first interim period, the entity should reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The Company adopted ASU 2016-17 effective October 1, 2017, as required, with no impact to the Company's consolidated financial statements.
Technical Corrections and Improvements
In December 2016, the FASB issued new guidance on the Simplification of Topics Within Insurance and Debt Restructuring (ASU 2016-19, Technical Corrections and Improvements), effective upon issuance for most amendments in the update. For several items requiring transition guidance, the ASU identifies adoption dates specific to those items. The amendments cover a wide range of topics in the ASC and will correct differences between original guidance and the ASC, clarify guidance through updated wording or corrected references, and simplify guidance through minor editing. The amendments in this ASU that do not require transition guidance were effective upon issuance, however, those that require transition guidance may be early adopted. The Company adopted the amendments that do not require transition guidance upon issuance of ASU 2016-19 with no impact on its financial statements. The Company will not early adopt the guidance in this standard that require transition guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
Future Adoption of Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued new guidance on revenue recognition (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. The FASB also issued the following ASUs which clarify the guidance in ASU 2014-09:
•ASU 2016-08 - Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) issued in March 2016
•ASU 2016-10 - Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing issued in April 2016

•ASU 2016-11 - Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting issued in May 2016
•ASU 2016-12 - Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients issued in May 2016
The guidance in ASU 2014-09 and the related ASUs supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle.
These standards may be early adopted. The amendments should be applied using either of two methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company will not early adopt these standards. The Company has substantially completed its evaluation of these standards and expects that the adoption of these standards will have an insignificant impact on its consolidated financial statements as the Company’s primary sources of revenue, insurance contracts and financial instruments, are excluded from the scope of these standards.
Presentation of Changes in Restricted Cash on the Cash Flow Statement
In November 2016, the FASB issued amended guidance regarding the presentation of changes in restricted cash on the cash flow statement (ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The ASU will require amounts generally described as changes in restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The amendments in this ASU may be early adopted during any period or interim period, however, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied using a retrospective transition method to each period presented. The Company will not early adopt this standard. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Statements of Cash Flows.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued new guidance on the amortization of callable securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2017-08 may be early adopted. The ASU will require premiums paid on purchased debt securities with an explicit call option to be amortized to the earliest call date, as opposed to the maturity date (as under current GAAP). The updated guidance is applicable to instruments that are callable based on explicit, non-contingent call features that are callable at fixed prices on preset dates. The amendments in this update should be applied using the modified retrospective method through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Scope of Modification Accounting for Stock Compensation
In May 2017, the FASB issued new guidance on the scope of modification accounting for stock compensation (ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2017-09 may be early adopted. The ASU provides guidance on which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting in Topic 718, Stock Compensation. Under the new guidance, an entity would account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award, the vesting conditions of the modified award are the same as the vesting conditions of the original award, and the classification of the modified award (equity instrument or liability instrument) is the same as the classification of the original award, all immediately before the original award is modified. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company will not early adopt this standard. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
Amendments to Recognition and Measurement of Financial Assets and Financial Liabilities
In February 2018 and January 2016, the FASB issued amended guidance on the measurement of financial assets and financial liabilities (ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, respectively), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Notable amendments in these updates will:

•
require all equity securities (other than equity investments accounted for under the equity method of accounting or requiring the consolidation of the investee) to be measured at fair value with changes in fair value recognized through net income. Equity securities that do not have readily determinable fair values may be measured at cost minus impairment

•
require qualitative assessment for impairment of equity investments without readily determinable fair values at each reporting period and, if the qualitative assessment indicates that impairment exists, to measure the investment at fair value

•
eliminate the requirement to disclose the methods and significant assumptions used to estimate fair value (which is currently required to be disclosed for financial instruments measured at amortized cost on the balance sheet)

•
require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments

The amendments in these ASUs should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, and the amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. The Company will not early adopt these standards and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Amendments to Lease Accounting
In February 2016, the FASB issued amended guidance (ASU 2016-02, Leases (Topic 842)), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Notable amendments in this update will:

•
require entities to recognize the rights and obligations resulting from all leases or lease components of contracts, including operating leases, as lease assets and lease liabilities, with an exception allowed for leases with a term of 12 months or less

•
create a distinction between finance leases and operating leases, with classification criteria substantially similar to that for distinguishing between capital leases and operating leases under previous guidance

•	not retain the accounting model for leveraged leases under previous guidance for leases that commence after the effective date of ASU 2016-02

•	provide additional guidance on separating the lease components from the nonlease components of a contract

•	require qualitative disclosures along with specific quantitative disclosures to provide information regarding the amount, timing, and uncertainty of cash flows arising from leases

•
include modifications to align lessor accounting with the changes to lessee accounting, as well as changes to the requirements of recognizing a transaction as a sale and leaseback transaction, however, these changes will have no impact on the Company's current lease arrangements

The amendments in this ASU may be early adopted. The amendments are required to be applied at the beginning of the earliest period presented using a modified retrospective approach (including several optional practical expedients related to leases commenced before the effective date). The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Amendments to Accumulated Other Comprehensive Income
In February 2018, the FASB issued amended guidance (ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this update will allow entities to elect to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act to retained earnings from accumulated other comprehensive income. The amendments in this ASU may be early adopted. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
New Credit Loss Standard
In June 2016, the FASB issued new guidance (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments), effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Notable amendments in this update will change the accounting for impairment of most financial assets and certain other instruments in the following ways:

•
financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset at purchase

•
credit losses relating to AFS fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•
the income statement will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•
disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for AFS fixed maturity securities as well as an aging analysis for securities that are past due

The amendments in this ASU may be early adopted during any interim or annual period beginning after December 15, 2018. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued new guidance (ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Notable amendments in this update will change the classification of certain cash receipts and cash payments in the Statement of Cash Flows in the following ways:

•	cash payments for debt prepayment or debt extinguishment costs will be classified as cash outflows for financing activities

•
the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing should be classified as follows: the portion of the cash payment attributable to the accreted interest related to the debt discount as cash outflows for operating activities, and the portion of the cash payment attributable to the principal as cash outflows for financing activities

•	a reporting entity must make an accounting policy election to classify distributions received from equity method investees using either:

◦
the cumulative earnings approach, which considers distributions received as returns on the investment and are classified as cash inflows from operating activities (with an exception when cumulative distributions received less distributions received in prior periods that were classified as returns of investment exceeds cumulative equity in earnings, in which case the current period distribution up to this excess amount will be considered a return of investment and classified as cash inflows from investing activities); or

◦
the nature of the distribution approach, which classifies distributions received based on the nature of the activity or activities of the investee that generated the distribution (would be considered either a return on investment and classified as cash inflows from operating activities or a return of investment and classified as cash inflows from investing activities)

•
in the absence of specific GAAP guidance, an entity should classify cash receipts and payments that have aspects of more than one class of cash flows by determining and appropriately classifying each separately identifiable source or use within the cash receipts and cash payments on the basis of the underlying cash flows. If cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the activity that is likely to be the predominant source or use of cash flows for the item will determine the classification.

The amendments in this ASU may be early adopted, including adoption during an interim period. The amendments in the update should be applied using a retrospective transition method to each period presented (except where impracticable to apply retrospectively; those specific amendments would be applied prospectively as of the earliest date practicable). The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued new guidance (ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory), effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Under this update:

•	an entity should recognize current and deferred income taxes for an intra-entity transfer of an asset other than inventory at the time of the transfer

•
the entity will no longer delay recognition of the income tax consequences of these types of intra-entity asset transfers until the asset has been sold to an outside party, as is practiced under current guidance

The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. The Company does not have any intra-entity asset transfers, therefore this new accounting guidance will have no impact on its consolidated financial statements.
Test for Goodwill Impairment
In January 2017, the FASB issued new guidance (ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment), effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Under this update:

•
the subsequent measurement of goodwill is simplified by the elimination of step 2 from the goodwill impairment test, which required an entity to determine the implied fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination

•
the entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit

•	the entity is no longer required to perform a qualitative assessment for any reporting unit with a zero or negative carrying amount
The amendments in this ASU may be early adopted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this new accounting guidance to have a significant impact on its consolidated financial statements.
(3) Significant Risks and Uncertainties
Federal Regulation
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The rule provides that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account ("IRA") are fiduciaries of that plan or IRA. The rule expands the definition of fiduciary under ERISA to apply to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption, either the newly introduced Best Interest Contract Exemption (BICE) or amended PTE 84-24. When fully implemented, BICE would apply to fixed indexed annuities and amended PTE 84-24 would apply to fixed rate annuities. The rule and exemptions have been the subject of much controversy and various actions have been taken by DOL to delay and reconsider aspects of the rule and exemptions. The rule took effect June 2016 and was scheduled to become applicable in April 2017 but the “applicability date" was delayed by DOL for 60 days from April 10, 2017 to June 9, 2017. DOL also acted to delay many aspects of the prohibited transaction exemption requirements during a transition period from June 9, 2017 to January 1, 2018 provided the agent (and if applicable, financial institution) comply with “impartial conduct standards.” The impartial conduct standards essentially require the sale to be in the “best interest” of the client, misleading statements not be made, and compensation be reasonable. More recently, DOL has extended the transition period to July 1, 2019. Industry continues its efforts to overturn the rule in court actions and Congress continues to consider related legislation but the success or failure of these efforts cannot be predicted. Assuming the rule is not overturned and the requirements of the exemptions were to be implemented fully, the impact on the financial services industry generally and on the Company and its business in particular is difficult to assess. We believe however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition. FGLIC will continue to monitor developments closely and believes it is prepared to execute implementation plans as necessary to meet the rule and exemption requirements on the requisite applicability dates.
Use of Estimates and Assumptions
The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances (see “Note 11. Income Taxes” to the Company’s consolidated financial statements), (2) fair value of certain invested assets and derivatives including embedded derivatives (see “Note 4. Investments”, “Note 5. Derivative Financial Instruments”, and “Note 6. Fair Value of Financial Instruments” to the Company’s consolidated financial statements), (3) OTTI of available-for-sale investments (see “Note 4. Investments” to the Company’s consolidated financial statements), (4) amortization of intangibles (see “Note 7. Intangible Assets” to the Company’s consolidated financial statements), (5) estimates of reserves for loss contingencies, including litigation and regulatory reserves (see “Note 12. Commitments and Contingencies” to the Company’s consolidated financial statements), (6) reserves for future policy benefits and product guarantees and (7) recognition of stock-based compensation expense (see “Note 10. Stock Compensation” to the Company’s consolidated financial statements).

The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits, product guarantees, and amortization of intangibles. As part of the assumption review process that occurred in September 2017 (Predecessor), changes were made to the surrender rates, guaranteed minimum withdrawal benefit (“GMWB”) partial withdrawal utilization, and earned rates to bring assumptions in line with current and expected future experience. As part of the assumption review process in September 2016 (Predecessor), changes were made to the surrender rates and earned rates, and as part of the September 2015 review, changes were made to the earned rates and the guaranteed option costs. The change in assumptions as of September 30, 2017 (Predecessor) resulted in a net increase in future expected margins and a corresponding decrease in amortization expense reported as a component of “unlocking”. This ultimately resulted in an increase to intangible assets of $40.  These assumptions are also used in the reserve calculation and resulted in an increase in embedded derivative liability of $33 in the year ended September 30, 2017 (Predecessor). The change in assumptions as of September 30, 2016 (Predecessor) resulted in a net increase in future expected margins and a corresponding decrease in amortization expense reported as a component of “unlocking” and increase to intangible assets of $20. These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $22 in the year ended September 30, 2016 (Predecessor). The change in assumptions as of September 30, 2015 (Predecessor) resulted in a net increase in future expected margins and a corresponding decrease in amortization expense reported as a component of “unlocking” and increase to intangible assets of $55. These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $18 in the year ended September 30, 2015 (Predecessor).
Concentrations of Financial Instruments
As of December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor), the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,851 or 12%, $2,827 or 12% and $2,448 or 12%, respectively, of the invested assets portfolio and an amortized cost of $2,850, $2,695 and $2,352, respectively. As of December 31, 2017 (Successor), the Company’s holdings in this industry include investments in 115 different issuers with the top ten investments accounting for 29% of the total holdings in this industry. As of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and September 30, 2016 (Predecessor), the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and September 30, 2016 (Predecessor) was Wells Fargo & Company, with a total fair value of $155 or 1%, $155 or 1% and $171 or 1% of the invested assets portfolio, respectively.
Concentrations of Financial and Capital Markets Risk
The Company is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which can have an adverse effect on the Company’s results of operations, financial condition and liquidity. The Company expects to continue to face challenges and uncertainties that could adversely affect its results of operations and financial condition. The Company attempts to mitigate the risk, including changes in interest rates by investing in less rate-sensitive investments, including senior tranches of collateralized loan obligations, non-agency residential mortgage-backed securities, and various types of asset backed securities.
The Company’s exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will decrease the net unrealized gain position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to liquidate assets in an unrealized loss position. Management believes this risk is mitigated to some extent by surrender charge protection provided by the Company’s products.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”), a third-party reinsurer, that could have a material impact on the Company’s financial position in the event that Wilton Re fails to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of December 31, 2017. As of December 31, 2017, the net amount recoverable from Wilton Re was $1,575. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities, and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Wilton Re is current on all amounts due as of December 31, 2017.

(4) Investments
The Company’s fixed maturity and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI net of associated adjustments for DAC, VOBA, and deferred income taxes. The Company’s consolidated investments at December 31, 2017 (Successor), September 30, 2017 (Predecessor) and September 30, 2016 (Predecessor) are summarized as follows:

	December 31, 2017
Successor	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$3,061	1	$7	$(3)	$3,065	$3,065
Commercial mortgage-backed securities	956	2	1	(1)	956	956
Corporates	12,914	3	122	(21)	13,015	13,015
Equities	764	4	1	(4)	761	761
Hybrids	1,445	5	6	(5)	1,446	1,446
Municipals	1,736	6	12	(1)	1,747	1,747
Residential mortgage-backed securities	1,279	7	1	(3)	1,277	1,277
U.S. Government	84	8	—	—	84	84
Total available-for-sale securities	22,239	9	150	(38)	22,351	22,351
Derivative investments	459	10	36	(3)	492	492
Short term investments	25		—	—	25	25
Commercial mortgage loans	548	11	—	—	549	548
Other invested assets	188	12	—	—	186	188
Total investments	$23,459		$186	$(41)	$23,603	$23,604

	September 30, 2017
Predecessor	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$2,838	$37	$(5)	$2,870	$2,870
Commercial mortgage-backed securities	974	14	(10)	978	978
Corporates	12,027	794	(91)	12,730	12,730
Equities	733	42	(2)	773	773
Hybrids	1,388	93	(16)	1,465	1,465
Municipals	1,573	163	(10)	1,726	1,726
Residential mortgage-backed securities	1,158	125	(5)	1,278	1,278
U.S. Government	105	2	—	107	107
Total available-for-sale securities	20,796	1,270	(139)	21,927	21,927
Derivative investments	225	190	(2)	413	413
Commercial mortgage loans	547	—	—	552	547
Other invested assets	185	—	—	182	185
Total investments	$21,753	$1,460	$(141)	$23,074	$23,072

	September 30, 2016
Predecessor	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$2,528	$16	$(45)	$2,499	$2,499
Commercial mortgage-backed securities	850	23	(9)	864	864
Corporates	10,712	760	(132)	11,340	11,340
Equities	640	47	(4)	683	683
Hybrids	1,356	77	(47)	1,386	1,386
Municipals	1,515	206	(4)	1,717	1,717
Residential mortgage-backed securities	1,327	63	(28)	1,362	1,362
U.S. Government	233	10	—	243	243
Total available-for-sale securities	19,161	1,202	(269)	20,094	20,094
Derivative investments	221	78	(23)	276	276
Commercial mortgage loans	595	—	—	614	595
Other invested assets	60	—	—	58	60
Total investments	$20,037	$1,280	$(292)	$21,042	$21,025
The unrealized gains and losses were reset to zero effective November 30, 2017 as a result of the business combination and application of acquisition accounting. Included in AOCI were cumulative gross unrealized gains of $0 and gross unrealized losses of $0 related to the non-credit portion of OTTI on non-agency residential mortgage backed securities ("RMBS") at December 31, 2017 (Successor), gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of OTTI on non-agency RMBS at September 30, 2017 (Predecessor), and gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of OTTI on RMBS at September 30, 2016 (Predecessor), respectively.
Securities held on deposit with various state regulatory authorities had a fair value of $20,301, $19,765 and $18,075 at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
At December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), the Company held investments that were non-income producing for a period greater than twelve months with fair values of $0, $0 and $2, respectively.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $715, $729 and $649 at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 31, 2017
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$268	$268
Due after one year through five years	2,087	2,086
Due after five years through ten years	3,127	3,126
Due after ten years	9,938	10,055
Subtotal	15,420	15,535
Other securities which provide for periodic payments:
Asset-backed securities	3,061	3,065
Commercial mortgage-backed securities	956	956
Structured hybrids	759	757
Residential mortgage-backed securities	1,279	1,277
Subtotal	6,055	6,055
Total fixed maturity available-for-sale securities	$21,475	$21,590
The Company's available-for-sale securities with unrealized losses are reviewed for potential OTTI. For factors considered in evaluating whether a decline in value is other-than-temporary, please refer to “Note 2. Significant Accounting Policies and Practices" to the Company’s consolidated financial statements.
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other fixed maturity securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized.
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI discussed above, the Company determined that the unrealized losses as of December 31, 2017 (Successor) decreased due to the application of purchase accounting as a result of the merger November 30, 2017 and the new fair value for the investment portfolio. The decrease in unrealized losses from the date of the merger is due to price improvement in floating rate asset classes due to increased LIBOR rates aided by strong overall economic fundamentals that drove demand for riskier assets. Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of December 31, 2017 (Successor).

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	December 31, 2017
	Less than 12 months		12 months or longer		Total
Successor	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,944	$(3)	$—	$—	$1,944	$(3)
Commercial mortgage-backed securities	478	(1)	—	—	478	(1)
Corporates	4,098	(21)	—	—	4,098	(21)
Equities	436	(4)	—	—	436	(4)
Hybrids	484	(5)	—	—	484	(5)
Municipals	285	(1)	—	—	285	(1)
Residential mortgage-backed securities	939	(3)	—	—	939	(3)
U.S. Government	74	—	—	—	74	—
Total available-for-sale securities	$8,738	$(38)	$—	$—	$8,738	$(38)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,224
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						0
Total number of available-for-sale securities in an unrealized loss position						1,224

	September 30, 2017
	Less than 12 months		12 months or longer		Total
Predecessor	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$487	$(2)	$305	$(3)	$792	$(5)
Commercial mortgage-backed securities	222	(4)	163	(6)	385	(10)
Corporates	978	(16)	752	(75)	1,730	(91)
Equities	28	—	17	(2)	45	(2)
Hybrids	36	—	290	(16)	326	(16)
Municipals	154	(3)	48	(7)	202	(10)
Residential mortgage-backed securities	6	—	120	(5)	126	(5)
U.S. Government	26	—	—	—	26	—
Total available-for-sale securities	$1,937	$(25)	$1,695	$(114)	$3,632	$(139)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						316
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						295
Total number of available-for-sale securities in an unrealized loss position						611

	September 30, 2016
	Less than 12 months		12 months or longer		Total
Predecessor	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$352	$(4)	$1,368	$(41)	$1,720	$(45)
Commercial mortgage-backed securities	44	(1)	182	(8)	226	(9)
Corporates	413	(9)	1,031	(123)	1,444	(132)
Equities	51	(1)	75	(3)	126	(4)
Hybrids	41	(2)	412	(45)	453	(47)
Municipals	69	(2)	38	(2)	107	(4)
Residential mortgage-backed securities	70	(1)	544	(27)	614	(28)
Total available-for-sale securities	$1,040	$(20)	$3,650	$(249)	$4,690	$(269)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						193
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						543
Total number of available-for-sale securities in an unrealized loss position						736
At December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), securities in an unrealized loss position were primarily concentrated in investment grade, corporate debt and hybrid instruments.
At December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), securities with a fair value of $10, $59 and $183, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented 0%, 0%, and less than 1% of the carrying value of all investments, respectively.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the Successor period from December 1, 2017 to December 31, 2017 and the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017 and 2016, for which a portion of the OTTI was recognized in AOCI:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Beginning balance	$—	$3	$3	$3	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—	—	—
OTTI was not previously recognized	—	—	—	—	—	—
Ending balance	$—	$3	$3	$3	$3	$3

The following table breaks out the credit impairment toss type, the associated amortized cost and fair value of the investments at the balance sheet date and non-credit losses in relation to fixed maturity securities and other invested assets held by the Company for the Successor period from December 1, 2017 to December 31, 2017 and the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017 and 2016:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Credit impairment losses in operations	$—	$—	$(1)	$(22)	$(40)	$(74)
Change-of-intent losses in operations	—	—	—	—	(4)	(8)
Amortized cost	—	—	19	—	42	260
Fair value	—	—	19	—	39	259
Non-credit losses in other comprehensive income for investments which experienced OTTI	—	—	(1)	—	1	—
Details of OTTI that were recognized in "Net income (loss)" and included in net realized gains on securities were as follows:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
OTTI Recognized in Net Income (Loss)
Asset-backed securities	$—	$—	$1	$2	$12	$36
Corporates	—	—	—	20	6	2
Related party loans	—	—	—	—	4	—
Equities	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—	8
Hybrids	—	—	—	—	—	—
Other invested assets	—	—	—	—	22	36
Other assets	—	—	—	—	—	—
Total	$—	$—	$1	$22	$44	$82
The portion of OTTI recognized in AOCI is disclosed in the Consolidated Statements of Comprehensive Income (Loss).

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2%, 2% and 3% of the Company’s total investments as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and September 30, 2016 (Predecessor), respectively. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	December 31, 2017			September 30, 2017		September 30, 2016
	Successor			Predecessor		Predecessor
	Gross Carrying Value		% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral Home	$—	2.0	—%	$1	—%	$1	—%
Hotel	22	1.0	4%	23	4%	23	4%
Industrial - General	46	2.0	9%	45	8%	58	10%
Industrial - Warehouse	38	1.0	6%	38	7%	64	11%
Multifamily	70	2.0	13%	68	13%	70	11%
Office	158		29%	157	29%	160	27%
Retail	214		39%	216	39%	220	37%
Total commercial mortgage loans, gross of valuation allowance	$548		100%	$548	100%	$596	100%
Allowance for loan loss	—			(1)		(1)
Total commercial mortgage loans	$548			$547		$595

U.S. Region:
East North Central	$108		20%	$108	20%	$137	23%
East South Central	20		4%	20	4%	21	4%
Middle Atlantic	85		15%	85	16%	97	16%
Mountain	67		12%	67	12%	67	12%
New England	14		3%	13	2%	14	2%
Pacific	135		25%	134	24%	136	23%
South Atlantic	65		12%	66	12%	67	11%
West North Central	13		2%	14	2%	14	2%
West South Central	41		7%	41	8%	43	7%
Total commercial mortgage loans, gross of valuation allowance	$548		100%	$548	100%	$596	100%
Allowance for loan loss	—			(1)		(1)
Total commercial mortgage loans	$548			$547		$595
Within the Company's CML portfolio, 100% of all CMLs had a loan-to-value ("LTV") ratio of less than 75% at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and September 30, 2016 (Predecessor). As of December 31, 2017 (Successor), all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
LTV and DSC ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments.

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and September 30, 2016 (Predecessor):

	Debt-Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
Successor	>1.25	1.00 - 1.25	<1.00	N/A(a)
December 31, 2017
LTV Ratios:
Less than 50%	$293	$—	$—	$—	$293	54%	$294	54%
50% to 60%	236	7	—	—	243	44%	243	44%
60% to 75%	12	—	—	—	12	2%	12	2%
Commercial mortgage loans	$541	$7	$—	$—	$548	100%	$549	100%

Predecessor
September 30, 2017
LTV Ratios:
Less than 50%	$222	$—	$—	$1	$223	41%	$226	41%
50% to 60%	232	—	—	—	232	42%	233	42%
60% to 75%	86	7	—	—	93	17%	93	17%
Commercial mortgage loans	$540	$7	$—	$1	$548	100%	$552	100%
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$—	$1	$177	29%	$181	29%
50% to 60%	189	—	—	—	189	32%	194	32%
60% to 75%	230	—	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$—	$1	$596	100%	$614	100%
(a) N/A - Current DSC ratio not available.
We establish a general mortgage loan allowance based upon the underlying risk and quality of the mortgage loan portfolio using DSC ratio and LTV ratio. A higher LTV ratio will result in a higher allowance. A higher DSC ratio will result in a lower allowance. We believe that the DSC ratio is an indicator of default risk on loans. We believe that the LTV ratio is an indicator of the principal recovery risk for loans that default.

	December 31, 2017	September 30, 2017	September 30, 2016
Gross balance commercial mortgage loans	$548	$548	$596
Allowance for loan loss	—	(1)	(1)
Net balance commercial mortgage loans	$548	$547	$595
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	December 31, 2017	September 30, 2017	September 30, 2016
Current to 30 days	$548	$548	$596
Past due	—	—	—
Total carrying value	$548	$548	$596

Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), our CML portfolio had no impairments, modifications or troubled debt restructuring.
Net Investment Income
The major sources of “Net investment income” on the accompanying Consolidated Statements of Operations were as follows:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Fixed maturity securities, available-for-sale	$80	$164	$228	$953	$869	$799
Equity securities, available-for-sale	6	5	10	41	32	33
Commercial mortgage loans	2	4	6	23	24	11
Related party loans	—	—	—	—	4	6
Invested cash and short-term investments	1	1	—	3	3	2
Other investments	4	4	1	7	9	20
Gross investment income	93	178	245	1,027	941	871
Investment expense	(1)	(4)	(5)	(22)	(18)	(20)
Net investment income	$92	$174	$240	$1,005	$923	$851
In 2016, an $18 cash settlement was received as a result of our ownership of certain RMBS that were issued by Countrywide Financial Corporation. An additional $2 remains in escrow pending the outcome of ongoing litigation. The timing of a resolution is unknown.

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying Consolidated Statements of Operations were as follows:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Net realized (losses) gains on fixed maturity available-for-sale securities	$5	$5	$2	$(20)	$11	$11
Realized gains (losses) on equity securities	—	1	—	3	1	—
Change in fair value of other derivatives and embedded derivatives	—	1	—	3	—	7
Realized losses on other invested assets	—	—	(2)	(2)	(26)	(40)
Net realized (losses) gains on available-for-sale securities	5	7	—	(16)	(14)	(22)
Realized gains (losses) on certain derivative instruments	3	80	1	219	(84)	108
Unrealized gains (losses) on certain derivative instruments	34	58	38	129	166	(215)
Change in fair value of reinsurance related embedded derivative (a)	—	1	12	(16)	(49)	92
Realized gains (losses) on hedging derivatives and reinsurance-related embedded derivatives	37	139	51	332	33	(15)
Net investment gains (losses)	$42	$146	$51	$316	$19	$(37)
(a) Only applicable to predecessor periods.
The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Proceeds	$125	$151	$97	$703	$1,318	$3,200
Gross gains	—	6	2	25	40	104
Gross losses	—	—	(2)	(20)	(23)	(44)
Unconsolidated Variable Interest Entities
FGLIC owns investments in VIEs that are not consolidated within the Company’s financial statements.  VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest.  These VIEs are not consolidated in the Company’s financial statements for the following reasons: 1)  FGLIC either does not control or does not have any voting rights or notice rights; 2)  the Company does not have any rights to remove the investment manager; and 3)  the Company was not involved in the design of the investment.  These characteristics indicate that FGLIC lacks the ability to direct the activities, or otherwise exert control, of the VIEs and is not considered the primary beneficiary of them.
FGLIC participates in loans to third parties originated by Salus, a related party of the predecessor entity. Salus is a limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGLIC also participates in CLOs managed by Salus and owns preferred equity in Salus. The Company no longer has exposure to loss with Salus, but had exposure to loss as a result of its investments in or with Salus of $2 and $22 as of September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively. The Company's investments in or with Salus are detailed in “Note 14. Related Party Transactions” to the Company’s consolidated financial statements.
The Company also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund June 2019. The Company has funded $42 as of December 31, 2017 (Successor).
In the normal course of its activities, the Company invests in various limited partnerships as a passive investor. These investments are in corporate credit and real estate debt strategies that have a current income bias. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of December 31, 2017 (Successor), the Company's maximum exposure to loss was $154 in recorded carrying value and $121 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	December 31, 2017	September 30, 2017	September 30, 2016
Assets:	Successor	Predecessor	Predecessor
Derivative investments:
Call options	$477	$413	$276
Futures contracts	—	—	—
FSRC derivative contracts	15	—	—
Other invested assets:
Other derivatives and embedded derivatives	17	15	13
Other assets:
Reinsurance related embedded derivative	—	103	119
	$509	$531	$408

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,387	$2,627	$2,383
Funds withheld for reinsurance liabilities
Call options payable to FSRC	—	15	11
Other liabilities:
Futures contracts	—	—	—
Preferred shares reimbursement feature embedded derivative	23	—	—
	$2,410	$2,642	$2,394

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Operations is as follows:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Revenues:
Net investment (losses) gains:
Call options	$34	$129	$39	$338	$74	$(100)
Futures contracts	3	9	—	10	8	(7)
Other derivatives and embedded derivatives	—	1	—	3	—	7
Reinsurance related embedded derivative (a)	—	1	12	(16)	(49)	92
Insurance and investment product fees and other:
Preferred shares reimbursement feature embedded derivative (b)	—	—	—	—	—	—
	$37	$140	$51	$335	$33	$(8)
Benefits and other changes in policy reserves:
FIA embedded derivatives	$56	$123	$(133)	$244	$234	$241
(a) Only applicable to Predecessor periods.
(b) Only applicable to Successor periods.

Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGLIC invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At December 31, 2017 (Successor), the fair value of the fund-linked note and embedded derivative were $26 and $17, respectively. At maturity of the fund-linked note, FGLIC will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
Reinsurance Related Embedded Derivatives (Predecessor)

FGLIC has a modified coinsurance arrangement with FSRC, meaning that funds are withheld by FGLIC as the legal owner, but the credit risk is borne by FSRC. This arrangement created an obligation for FGLIC to pay FSRC at a later date, which resulted in an embedded derivative. This embedded derivative was considered a total return swap with contractual returns that were attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap was based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative was reported in “Other assets”, if in a net gain position, or "Other liabilities", if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses were reported in “Net investment gains” on the Consolidated Statements of Operations.
FIA Contracts
The Company has FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Consolidated Statements of Operations. See a description of the fair value methodology used in "Note 6. Fair Value of Financial Instruments".
The Company purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and the Company purchases new one, two, three, or five year call options to fund the next index credit. The Company manages the cost of these purchases through the terms of its FIA contracts, which permit the Company to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains.” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
Other market exposures are hedged periodically depending on market conditions and the Company’s risk tolerance. The Company’s FIA hedging strategy economically hedges the equity returns and exposes the Company to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. The Company uses a variety of techniques, including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. The Company intends to continue to adjust the hedging strategy as market conditions and the Company’s risk tolerance change.

Call option payable to FSRC (Predecessor)
Under the terms of the modified coinsurance arrangement with FSRC, FGLIC is required to pay FSRC a portion of the net cost of equity option purchases and the proceeds from expirations related to the equity options which hedged the index credit feature of the reinsured FIA contracts. Accordingly, the payable to FSRC was reflected in "Funds withheld for reinsurance liabilities" as of the balance sheet date with changes in fair value reflected within the “Net investment gains” in Company's Consolidated Statements of Operations.
Preferred Equity Remarketing Reimbursement Embedded Derivative Liability (Successor)
On November 30, 2017 the Company issued 275,000 Series A cumulative preferred shares and 100,000 Series B cumulative preferred shares (together the “Preferred Shares”). The Preferred Shares do not have a maturity date and are non-callable for the first five years. From and after November 30, 2022, the original holders of the Preferred Shares may request and thus require, the Company (subject to customary blackout provisions) to remarket the Preferred Shares on their existing terms. If the remarketing is successful and the original holders elect to sell their preferred shares at the remarketed price and proceeds from such sale are less than the outstanding balance of the applicable shares (including dividends paid in kind and accumulated but unpaid dividends), the Company will be required to reimburse the sellers , up to a maximum of 10% of the par value of the originally issued preferred shares (including dividends paid in kind and accumulated but unpaid dividends) with such amount payable either in cash, ordinary shares, or any combination thereof, at our option (the “Reimbursement Feature”. The Reimbursement Feature represents an embedded derivative that is not clearly and closely related to the preferred stock host and must be bifurcated. The Reimbursement Feature liability is held at fair value within “Other liabilities” in the accompanying Consolidated Balance Sheets using a Black Derman Toy model incorporating among other things the paid in kind dividend coupon rate and the Company’s call option. Changes in fair value of this derivative are recognized within “Insurance and investment product fees and other” in the accompanying Consolidated Statements of Operations.

 Credit Risk
The Company is exposed to credit loss in the event of non-performance by its counterparties on the call options and reflects assumptions regarding this non-performance risk in the fair value of the call options. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. The Company maintains a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

Successor		December 31, 2017
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$2,780	$150	$118	$32
Deutsche Bank	A-/A3/A-	1,345	51	55	(4)
Morgan Stanley	*/A1/A+	1,555	92	101	(9)
Barclay's Bank	A*+/A1/A	2,090	103	95	8
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,807	96	98	(2)
Total		$10,577	$492	$467	$25

Predecessor		September 30, 2017
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$3,164	$144	$105	$39
Deutsche Bank	A-/A3/A-	972	32	32	—
Morgan Stanley	*/A1/A+	1,556	82	87	(5)
Barclay's Bank	A*+/A1/A	2,163	73	74	(1)
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,459	82	83	(1)
Total		$10,314	$413	$381	$32

Predecessor		September 30, 2016
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$2,302	$55	$10	$45
Deutsche Bank	A-/A3/A-	1,620	46	12	34
Morgan Stanley	*/A1/A+	2,952	87	58	29
Barclay's Bank	A*+/A1/A	1,389	39	—	39
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	1,623	49	48	1
Total		$9,886	$276	$128	$148
(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), counterparties posted $467, $381 and $128 of collateral, respectively, of which $349, $276 and $118 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Consolidated Balance Sheets. The remaining $118, $105 and $10 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Consolidated Balance Sheets at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively. This collateral generally consists of U.S. treasury bonds and mortgage-backed securities. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $25, $32 and $148 at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively.
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes.  In June 2017, the Company began reinvesting derivative cash collateral to reduce the interest cost. Cash collateral is invested in short term Treasury securities and A1/P1 commercial paper which are included in "Cash and cash equivalents" in the accompanying Consolidated Balance Sheets.
The Company held 1,754, 1,534 and 559 futures contracts at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $8, $7 and $3 at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), respectively.

(6) Fair Value of Financial Instruments
The Company’s measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include the Company’s own credit risk. The Company’s estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”). The Company categorizes financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:
Level 1 -Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads, and yield curves.
Level 3 - Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date based on the best information available in the circumstances.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lower level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
When a determination is made to classify an asset or liability within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Because certain securities trade in less liquid or illiquid markets with limited or no pricing information, the determination of fair value for these securities is inherently more difficult. However, Level 3 fair value investments may include, in addition to the unobservable or Level 3 inputs, observable components, which are components that are actively quoted or can be validated to market-based sources.

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, related party loans, portions of other invested assets and debt which are disclosed later within this footnote, was summarized according to the hierarchy previously described, as follows:

	December 31, 2017
Successor	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,215	$—	$—	$1,215	$1,215
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,653	412	3,065	3,065
Commercial mortgage-backed securities	—	907	49	956	956
Corporates	—	11,829	1,186	13,015	13,015
Hybrids	253	1,183	10	1,446	1,446
Municipals	—	1,709	38	1,747	1,747
Residential mortgage-backed securities	—	1,211	66	1,277	1,277
U.S. Government	52	32	—	84	84
Equity securities, available-for-sale	404	310	3	717	717
Derivative financial instruments	—	492	—	492	492
Reinsurance related embedded derivative, included in other assets	—	—	—	—	—
Short term investments	25	—	—	25	25
Other invested assets	—	—	17	17	17
Funds withheld for reinsurance receivables at fair value	88	648	4	740	740
Total financial assets at fair value	$2,037	$20,974	$1,785	$24,796	$24,796
Liabilities
Derivatives:
Derivative instruments-futures contracts	—	—	2,387	2,387	2,387
Fair value of future policy benefits (FSRC)	—	—	728	728	728
Preferred shares reimbursement feature embedded derivative			23	23	23
Total financial liabilities at fair value	$—	$—	$3,138	$3,138	$3,138

	September 30, 2017
Predecessor	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$885	$—	$—	$885	$885
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,711	159	2,870	2,870
Commercial mortgage-backed securities	—	883	95	978	978
Corporates	—	11,616	1,114	12,730	12,730
Hybrids	—	1,455	10	1,465	1,465
Municipals	—	1,688	38	1,726	1,726
Residential mortgage-backed securities	—	1,263	15	1,278	1,278
U.S. Government	75	32	—	107	107
Equity securities, available-for-sale	10	718	2	730	730
Derivative financial instruments	—	413	—	413	413
Reinsurance related embedded derivative, included in other assets	—	103	—	103	103
Other invested assets	—	—	16	16	16
Total financial assets at fair value	$970	$20,882	$1,449	$23,301	$23,301
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,627	$2,627	$2,627
Call options payable for FSRC, included in funds withheld for reinsurance liabilities	—	15	—	15	15
Total financial liabilities at fair value	$—	$15	$2,627	$2,642	$2,642

	September 30, 2016
Predecessor	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$864	$—	$—	$864	$864
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,327	172	2,499	2,499
Commercial mortgage-backed securities	—	785	79	864	864
Corporates	—	10,219	1,121	11,340	11,340
Hybrids	—	1,386	—	1,386	1,386
Municipals	—	1,676	41	1,717	1,717
Residential mortgage-backed securities	—	1,362	—	1,362	1,362
U.S. Government	61	182	—	243	243
Equity securities available-for-sale	22	617	3	642	642
Derivative financial instruments	—	276	—	276	276
Reinsurance related embedded derivative, included in other assets	—	119	—	119	119
Other invested assets	—	—	34	34	34
Total financial assets at fair value	$947	$18,949	$1,450	$21,346	$21,346
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,383	$2,383	$2,383
Call options payable for FSRC, included in funds withheld for reinsurance liabilities	—	11	—	11	11
Total financial liabilities at fair value	$—	$11	$2,383	$2,394	$2,394

The carrying amounts of accrued investment income, and portions of other insurance liabilities, approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.
Valuation Methodologies
Fixed Maturity Securities & Equity Securities
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company's fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations, or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met.
For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The Company has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation. The significant unobservable input used in the fair value measurement of equity securities available-for-sale for which the market approach valuation technique is employed is yields for comparable securities. Increases (decreases) in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.
The fair value of the Company's investment in mutual funds is based on the net asset value published by the respective mutual fund and represents the value the Company would have received if it withdrew its investment on the balance sheet date.
The Company did not adjust prices received from third parties as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor). However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Derivative Financial Instruments
The fair value of call option assets is based upon valuation pricing models, which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally, based on valuation pricing models which use market-observable inputs, including interest rates, yield curve volatilities, and other factors.
The fair value of the reinsurance-related embedded derivative in the funds withheld reinsurance agreement with FSRC (Predecessor) is estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. As the fair value of the assets is based on a quoted market price of similar assets (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2.
The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the futures contract or entered into offsetting positions. These contracts are classified as Level 1.
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor) was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the preferred shares reimbursement feature embedded derivative is determined using a Black Derman Toy model, incorporating the paid in kind dividend coupon, the Company's redemption option and the preferred shareholder's remarketing feature. The remarketing feature allows the shareholder to put the preferred shares to the Company for a value of par after five years if the value would be otherwise less than 90% par. There were no changes in fair value are recognized during December 1, 2017 to December 31, 2017.
Other Invested Assets
Fair value of our loan participation interest securities approximated the unpaid principal balance of the participation interest as of the balance sheet dates. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date, and the balance sheet dates, the primary market participant for these securities, and the short-term maturity of these loans (less than 1 year).
Fair value of the AnchorPath embedded derivative is based on an unobservable input, the net asset value of the AnchorPath fund at the balance sheet date.  The embedded derivative is similar to a call option on the net asset value of the AnchorPath fund with a strike price of zero since FGLIC will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath fund on the maturity date.  Therefore, the Black-Scholes model returns the net asset value of the AnchorPath fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the AnchorPath fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the AnchorPath fund. As the value of the AnchorPath fund increases or decreases, the fair value of the embedded derivative will increase or decrease.
Fair value of foreign exchange derivatives and embedded derivatives, including CAD currency forward contracts, is based on the quoted USD/CAD exchange rates.
FSRC Funds Withheld for Reinsurance Receivables and Future Policy Benefits
FSRC elected to apply the Fair Value Option to account for its funds withheld receivables and future policy benefits liability related to its assumed reinsurance. FSRC measures fair value of the Funds Withheld Receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. FSRC uses a discounted cash flows approach to measure the fair value of the Future Policy Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.
The significant unobservable inputs used in the fair value measurement of the FSRC future policy benefit liability are non-performance risk spread and risk margin to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.
Valuation Methodologies and Associated Inputs for Financial Instruments Not Carried at Fair Value
The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments not carried at fair value. Considerable judgment is required to develop these assumptions used to measure fair value. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

Commercial Mortgage Loans
The fair value of commercial mortgage loans is established using a discounted cash flow method based on credit rating, maturity and future income. This yield-based approach is sourced from our third-party vendor. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower, and payment record. The carrying value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral-dependent. The inputs used to measure the fair value of our commercial mortgage loans are classified as Level 3 within the fair value hierarchy.

Policy Loans (included within Other Invested Assets)
Fair values for policy loans are estimated from a discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.
Related Party Loans - HGI Energy Loan
The HGI Energy loan's (discussed in "Note 14. Related Party Transactions" to the Company's consolidated financial statements) (Predecessor) fair value is based on the discounted cash flows of the loan. The discount rate was set by observing the market rate on other debt instruments of the issuer with an adjustment for liquidity. The HGI Energy loans were repaid on December, 5 2017 for both the Company and FSRC.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor), this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy. Our revolving credit facility debt is classified as Level 3 within the fair value hierarchy, and the estimated fair value reflects the carrying value as the revolver has no maturity date.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor), are as follows:

	Fair Value at			Range (Weighted average)
Successor	December 31, 2017	Valuation Technique	Unobservable Input(s)	December 31, 2017
Assets
Asset-backed securities	$412	Broker-quoted	Offered quotes	98.00% - 102.56% (100.27%)
Commercial mortgage-backed securities	49	Broker-quoted	Offered quotes	99.50% - 122.78% (114.09%)
Corporates	780	Broker-quoted	Offered quotes	73.55% - 109.63% (99.77%)
Corporates	406	Matrix Pricing	Quoted prices	67.72% - 115.04% (103.72%)
Hybrids	10	Broker-quoted	Offered quotes	96.89% - 96.89% (96.89%)
Municipals	38	Broker-quoted	Offered quotes	111.84% - 111.84% (111.84%)
Residential mortgage-backed securities	66	Broker-quoted	Offered quotes	93.25% - 102.25% (100.11%)
Equity securities available-for-sale (Salus preferred equity)	3	Income-Approach	Yield	5.00%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	17	Black scholes model	Market value of AnchorPath fund	100.00%
Funds withheld for reinsurance receivables at fair value	3	Matrix pricing	Calculated prices	100.00%
	1	Loan recovery value	Recovery rate	26.00%
Total	$1,785
Liabilities
Future policy benefits (FSRC)	$728	Discounted cash flow	Non-Performance risk spread	0.27%
Derivatives:			Risk margin to reflect uncertainty	0.54%
FIA embedded derivatives included in contractholder funds	2,387	Discounted Cash Flow	Market value of option	0.00% - 29.93% (4.11%)
			SWAP rates	2.24% - 2.40% (2.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (6.13%)
			Partial withdrawals	2.00% - 3.50% (2.75%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.06% - 17.33% (1.99%)
Preferred shares reimbursement feature embedded derivative	23	Black Derman Toy model	Credit Spread	4.13%
			Yield Volatility	20%
Total liabilities at fair value	$3,138

	Fair Value at			Range (Weighted average)
Predecessor	September 30, 2017	Valuation Technique	Unobservable Input(s)	September 30, 2017
Assets
Asset-backed securities	$158	Broker-quoted	Offered quotes	99.25% - 102.50% (101.02%)
Asset-backed securities	1	Matrix Pricing	Quoted prices	99.88% - 99.88% (99.88%)
Commercial mortgage-backed securities	92	Broker-quoted	Offered quotes	99.50% - 123.84% (113.71%)
Commercial mortgage-backed securities	3	Matrix Pricing	Quoted prices	99.63% - 99.63% (99.63%)
Corporates	827	Broker-quoted	Offered quotes	61.00% - 112.51% (100.22%)
Corporates	287	Matrix Pricing	Quoted prices	94.17% - 116.19% (104.12%)
Hybrids	10	Broker-quoted	Offered quotes	100.42% - 100.42% (100.42%)
Municipals	38	Broker-quoted	Offered quotes	112.17% - 112.17% (112.17%)
Residential mortgage-backed securities	15	Broker-quoted	Offered quotes	92.00% - 102.00% (97.76%)
Equity securities available-for-sale (Salus preferred equity)	2	Income-approach	Yield	5.00%
Other invested assets:
Available-for-sale embedded derivative	16	Black scholes model	Market value of AnchorPath fund	100.00%
Total	$1,449
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,627	Discounted Cash Flow	Market value of option	0.00% - 27.81% (3.64%)
			SWAP rates	2.00% - 2.29% (2.14%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (10.29%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.13% - 5.57% (2.90%)
Total liabilities at fair value	$2,627

	Fair Value at			Range (Weighted average)
Predecessor	September 30, 2016	Valuation Technique	Unobservable Input(s)	September 30, 2016
Assets
Asset-backed securities	$144	Broker-quoted	Offered quotes	97.54% - 101.55% (99.66%)
Asset-backed securities	9	Matrix Pricing	Quoted prices	98.75%
Asset-backed securities (Salus CLO equity tranche)	19	Third-Party Valuation	Offered quotes	28.37%
			Discount rate	15.00%
			RSH Recovery	5.50%
			Other loan recoveries	0.00% - 100.00%
Commercial mortgage-backed securities	75	Broker-quoted	Offered quotes	104.31% - 122.19% (114.10%)
Commercial mortgage-backed securities	4	Matrix Pricing	Quoted prices	98.41% - 98.41% (98.41%)
Corporates	920	Broker-quoted	Offered quotes	50.00% - 118.33% (103.37%)
Corporates	201	Matrix Pricing	Quoted prices	99.00% - 150.23% (107.65%)
Municipals	41	Broker-quoted	Offered quotes	119.04% - 119.04% (119.04%)
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH Recovery	5.50%
			Discount rate	15.00%
			Salus CLO Equity	28.37%
Other invested assets:
Available-for-sale embedded derivative	13	Black-Scholes Model	Market value of AnchorPath fund	100.00%
Loan participations - Other	2	Market Pricing	Offered quotes	100.00%
Loan participations - JSN Jewellery Inc.	17	Liquidation value – 52.5% Recovery Estimate	Recovery estimate (wind-down costs)	49.93% - 56.67% (52.50%)
Loan participation - Radioshack ("RSH") Corporation	2	Liquidation value – 5% Recovery Estimate	Recovery estimate (wind-down costs)	1.36% - 14.28%
Total	$1,450
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,383	Discounted Cash Flow	Market value of option	0.00% - 26.64% (2.55%)
			SWAP rates (discount rates)	1.18% - 1.46% (1.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (9.59%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.15% - 5.57% (2.91%)
Total liabilities at fair value	$2,383
Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the Successor period from December 1, 2017 to December 31, 2017, Predecessor period from October 1, 2017 to November 30, 3017, Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016 and 2015, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Period from December 1 to December 31, 2017
	Successor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$225	$—	$—	$143	$—	$(1)	$45	$412
Commercial mortgage-backed securities	49	—	—	—	—	—	—	49
Corporates	1,180	—	2	30	(10)	(16)	—	1,186
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	—	—	—	—	—	38
Residential mortgage-backed securities	67	—	—	—	—	(1)	—	66
Equity securities available-for-sale	38	—	—	—	—	—	(35)	3
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Funds withheld for reinsurance receivables at fair value	4	—	—	—	—	—	—	4
HGI Energy Note	20	—	—	—	(20)	—	—	—
Total assets at Level 3 fair value	$1,648	$—	$2	$173	$(30)	$(18)	$10	$1,785
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,331	$56	$—	$—	$—	$—	$—	$2,387
Future policy benefits (FSRC)	723	9	—	—	—	(4)	—	728
Preferred shares reimbursement feature embedded derivative	23	—	—	—	—	—	—	23
Total liabilities at Level 3 fair value	$3,077	$65	$—	$—	$—	$(4)	$—	$3,138
(a) The net transfers out of Level 3 during the Successor period from December 1, 2017 to December 31, 2017 were exclusively to Level 2.

	Period from October 1 to November 30, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$159	$—	$—	$95	$—	$—	$(29)	$225
Commercial mortgage-backed securities	95	—	(1)	—	—	—	(45)	49
Corporates	1,114	—	—	67	—	(19)	18	1,180
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	—	—	—	—	—	38
Residential mortgage-backed securities	15	—	1	51	—	—	—	67
Equity securities available-for-sale	2	—	—	—	—	—	35	37
Other invested assets:
Available-for-sale embedded derivative	16	1	—	—	—	—	—	17
Total assets at Level 3 fair value	$1,449	$1	$—	$213	$—	$(19)	$(21)	$1,623
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,627	$123	$—	$—	$—	$—	$—	$2,750
Total liabilities at Level 3 fair value	$2,627	$123	$—	$—	$—	$—	$—	$2,750
(a) The net transfers out of Level 3 during the Predecessor period from October 1, 2017 to November 30, 2017 were exclusively to Level 2.

	Period from October 1 to December 31, 2016 (Unaudited)
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$172	$(1)	$(1)	$63	$—	$(7)	$(29)	$197
Commercial mortgage-backed securities	79	—	(2)	8	—	—	—	85
Corporates	1,121	(1)	(41)	51	(5)	(48)	1	1,078
Hybrids	—	—	—	10	—	—	—	10
Municipals	41	—	(3)	—	—	(1)	—	37
Equity securities available-for-sale	3	(2)	—	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	13	—	—	—	—	—	—	13
Loan participations	21	(1)	—	—	—	(14)	—	6
Total assets at Level 3 fair value	$1,450	$(5)	$(47)	$132	$(5)	$(70)	$(28)	$1,427
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,383	$(133)	$—	$—	$—	$—	$—	$2,250
Total liabilities at Level 3 fair value	$2,383	$(133)	$—	$—	$—	$—	$—	$2,250
(a) The net transfers out of Level 3 during the Predecessor period from October 1, 2016 to December 30, 2016 were exclusively to Level 2.

	Year ended September 30, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$172	$(2)	$2	$152	$—	$(40)	$(125)	$159
Commercial mortgage-backed securities	79	—	1	18	—	(1)	(2)	95
Corporates	1,121	(1)	(29)	189	(20)	(109)	(37)	1,114
Hybrids	—	—	—	10	—	—	—	10
Municipals	41	—	(2)	—	—	(1)	—	38
Residential mortgage-backed securities	—	—	1	—	—	—	14	15
Equity securities available-for-sale	3	(2)	1	—	—	—	—	2
Other invested assets:
Available-for-sale embedded derivative	13	3	—	—	—	—	—	16
Loan participations	21	(2)	1	—	—	(20)	—	—
Total assets at Level 3 fair value	$1,450	$(4)	$(25)	$369	$(20)	$(171)	$(150)	$1,449
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,383	$244	$—	$—	$—	$—	$—	$2,627
Total liabilities at Level 3 fair value	$2,383	$244	$—	$—	$—	$—	$—	$2,627
(a) The net transfers out of Level 3 during the Predecessor year ended September 30, 2017 were exclusively to Level 2.

	Year ended September 30, 2016
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$38	$(12)	$3	$141	$—	$(3)	$5	$172
Commercial mortgage-backed securities	144	—	4	—	—	(3)	(66)	79
Corporates	964	—	32	154	(3)	(26)	—	1,121
Municipals	39	—	2	—	—	—	—	41
Equity securities available-for-sale	9	—	—	—	(6)	—	—	3
Other invested assets:
Available-for-sale embedded derivative	10	3	—	—	—	—	—	13
Loan participations	119	(21)	9	54	—	(140)	—	21
Total assets at Level 3 fair value	$1,323	$(30)	$50	$349	$(9)	$(172)	$(61)	$1,450
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149	$234	$—	$—	$—	$—	$—	$2,383
Total liabilities at Level 3 fair value	$2,149	$234	$—	$—	$—	$—	$—	$2,383

(a)	The net transfers out of Level 3 during the Predecessor year ended September 30, 2016 were exclusively to Level 2.

	Year ended September 30, 2015
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$74	$(37)	$3	$73	$(15)	$(31)	$(29)	$38
Commercial mortgage-backed securities	83	—	(2)	63	—	—	—	144
Corporates	834	4	10	202	(1)	(61)	(24)	964
Municipals	37	—	2	—	—	—	—	39
Equity securities available-for-sale	40	(30)	(1)	—	—	—	—	9
Other invested assets:
Available-for-sale embedded derivative	11	(1)	—	—	—	—	—	10
Loan participations	213	(39)	(5)	88	—	(138)	—	119
Total assets at Level 3 fair value	$1,292	$(103)	$7	$426	$(16)	$(230)	$(53)	$1,323
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908	$241	$—	$—	$—	$—	$—	$2,149
Total liabilities at Level 3 fair value	$1,908	$241	$—	$—	$—	$—	$—	$2,149

(a)	The net transfers out of Level 3 during the Predecessor year ended September 30, 2015 were exclusively to Level 2.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	December 31, 2017
Successor	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$549	$549	$548
Policy loans, included in other invested assets	—	—	15	15	17
Funds withheld for reinsurance receivables at fair value	—	—	16	16	16
Total	$—	$—	$580	$580	$581

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$16,659	$16,659	$19,457
Debt	—	307	105	412	412
Total	$—	$307	$16,764	$17,071	$19,869

	September 30, 2017
Predecessor	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$552	$552	$547
Policy loans, included in other invested assets	—	—	14	14	17
Related party loans	—	—	71	71	71
Total	$—	$—	$637	$637	$635

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$16,076	$16,076	$18,165
Debt	—	309	105	414	405
Total	$—	$309	$16,181	$16,490	$18,570

	September 30, 2016
Predecessor	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$614	$614	$595
Policy loans, included in other invested assets	—	—	13	13	14
Related party loans	—	—	71	71	71
Total	$—	$—	$698	$698	$680

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,884	$14,884	$16,868
Debt	—	300	100	400	400
Total	$—	$300	$14,984	$15,284	$17,268

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments is measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies” to the Company's consolidated financial statements.

	Carrying Value After Measurement
	December 31, 2017	September 30, 2017	September 30, 2016
	Successor	Predecessor	Predecessor
Equity securities available-for-sale	$44	$43	$41
Limited partnership investment, included in other invested assets	154	152	12
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. The transfers into and out of Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value.

The Company’s assessment resulted in gross transfers into and gross transfers out of certain fair value levels by asset class for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016, and 2015, are as follows:

	Transfers Between Fair Value Levels
	Level 1			Level 2		Level 3
	In		Out	In	Out	In	Out
Successor
Period from December 1 to December 31, 2017		1,000
Asset-backed securities	$—		$—	$1	$46	$46	$1
Commercial mortgage-backed securities	—		—	1	—	—	1
Hybrids	27	1,000	15	15	27	—	—
Equity securities available-for-sale	53	1,000	26	61	53	—	35
Total transfers	$80	1,000	$41	$78	$126	$46	$37
Predecessor
Period from October 1 to November 30, 2017		1,000
Asset-backed securities	$—		$—	$29	$—	$—	$29
Commercial mortgage-backed securities	—		—	46	1	1	46
Corporates	—		—	—	18	18	—
Hybrids	244		—	—	244	—	—
Equity securities available-for-sale	374		—	—	409	35	—
Total transfers	$618		$—	$75	$672	$54	$75
Predecessor
Period from October 1 to December 31, 2016 (Unaudited)		1,000
Asset-backed securities	$—		$—	$68	$39	$39	$68
Corporates	—		—	4	5	5	4
Total transfers	$—		$—	$72	$44	$44	$72
Predecessor
Year ended September 30, 2017
Asset-backed securities	$—	1,000	$—	$222	$112	$112	$222
Commercial mortgage-backed securities	—	1,000	—	7	6	6	7
Corporates	—	1,000	—	49	10	10	49
Total transfers	$—	1,000	$—	$278	$128	$128	$278
Predecessor
Year ended September 30, 2016
Asset-backed securities	$—	1,000	$—	$64	$68	$68	$64
Commercial mortgage-backed securities	—	1,000	—	65	—	—	65
Corporates				26	25	25	26
Hybrids	—	1,000	—	4	4	4	4
Total transfers	$—	1,000	$—	$159	$97	$97	$159
Predecessor
Year ended September 30, 2015
Asset-backed securities	$—		$—	$29	$—	$—	$29
Corporates	—		—	24	—	—	24
Total transfers	$—		$—	$53	$—	$—	$53

(7) Intangibles, including deferred acquisition costs and value of business acquired, net

FGL and FSR acquisitions
As part of the FGL acquisition on November 30, 2017, the values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying amount	Weighted Average Useful Life (Years)
State insurance licenses	$6	Indefinite
Trade marks / trade names	16	10
Total	$22

On November 30, 2017, as described in Note 19, “Acquisitions,” $476 of goodwill was recognized as a result of the FSR and FGL acquisitions. These transactions were accounted for separately using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their acquisition date fair values. Refer to “Note 19. Acquisitions” for further detail on the FGL and FSR acquisitions.
Carrying amounts
A summary of the changes in the carrying amounts of intangible assets, including DAC and VOBA balances, are as follows:

Successor	VOBA	DAC	Total
Balance at December 1, 2017	$844	$—	$844
Deferrals	—	30	30
Amortization	(3)	(1)	(4)
Interest	2	—	2
Unlocking	—	—	—
Adjustment for unrealized investment gains	(16)	—	(16)
Balance at December 31, 2017	$827	$29	$856

Predecessor	VOBA	DAC	Total
Balance at October 1, 2017	$—	$1,129	$1,129
Deferrals	—	48	48
Amortization	(12)	(44)	(56)
Interest	2	8	10
Unlocking	7	3	10
Adjustment for unrealized investment gains	3	(4)	(1)
Balance at November 30, 2017	$—	$1,140	$1,140

Predecessor	VOBA	DAC	Total
Balance at September 30, 2016	$19	$1,007	$1,026
Deferrals	—	336	336
Amortization	(65)	(215)	(280)
Interest	11	46	57
Unlocking	32	(2)	30
Adjustment for unrealized investment gains	3	(43)	(40)
Balance at September 30, 2017	$—	$1,129	$1,129

Predecessor	VOBA	DAC	Total
Balance at September 30, 2015	$187	$801	$988
Deferrals	—	350	350
Amortization	(41)	(85)	(126)
Interest	11	34	45
Unlocking	25	2	27
Adjustment for unrealized investment gains	(163)	(95)	(258)
Balance at September 30, 2016	$19	$1,007	$1,026

Predecessor	VOBA	DAC	Total
Balance at September 30, 2014	$59	$456	$515
Deferrals	—	317	317
Amortization	(68)	(53)	(121)
Interest	12	22	34
Unlocking	19	4	23
Adjustment for unrealized investment gains	165	55	220
Balance at September 30, 2015	$187	$801	$988
Definite Lived Intangible Assets
Amortizable intangible assets as of December 31, 2017 consist of the following:

	December 31, 2017
	Cost	Accumulated amortization	Net
Trade names	16	—	16
Estimated amortization expense for VOBA in future fiscal periods is as follow:

Estimated Amortization Expense
Fiscal Year
2018	80
2019	77
2020	77
2021	73
2022	65
Thereafter	471

(8) Debt
In March 2013, the Company's wholly-owned subsidiary, FGLH, issued $300 aggregate principal amount of its 6.375% senior notes (“Notes Offering”) due April 1, 2021, at par value pursuant to the original indenture, which FGLH became eligible to redeem after April 1, 2016. On November 20, 2017, the original indenture was amended and restated pursuant to the amended and restated indenture (the “indenture”), dated as of March 27, 2013, as amended and restated as of November 20, 2017, between FGLH, CF Bermuda Holdings Limited, a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company (“CF Bermuda”), FGL, FGLUS, certain of CF Bermuda’s subsidiaries from time to time parties thereto and the Trustee. The indenture added CF Bermuda, FGL and FGLUS as guarantors to the indenture and subject to the covenants of the indenture. The amended and restated indenture became effective on November 30, 2017 in conjunction with the merger with CF Corp. The Senior Notes bear interest at a rate of 6.375% per annum. Interest on the Senior Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year.
On August 26, 2014, FGLH, as borrower, and the Predecessor Company FGL as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Former Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC ("Credit Suisse"), acting as joint lead arrangers. The loan proceeds from the Former Credit Agreement may be used for working capital and general corporate purposes. On September 30, 2016, the Company drew $100 on the revolver, and in March 2017, the Company drew an additional $5. During July 2017, the terms of the Former Credit Agreement were extended through August 26, 2018. In connection with entering in to the Former Credit Agreement, the Company capitalized $4 of debt issue costs, which were classified as “Other assets” in the accompanying Consolidated Balance Sheets and are fully amortized as of September 30, 2017 (Predecessor). On November 30, 2017, the Former Credit Agreement was terminated, the $105 was repaid, and the commitments thereunder were terminated.

On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into a credit agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. Various financing options are available within the Current Credit Agreement, including overnight and term based borrowing.  In each case, a margin is ascribed based on the Debt to Capitalization ratio of CF Bermuda. The loan proceeds from the Current Credit Agreement may be used for working capital and general corporate purposes. On November 30, 2017, FGLH drew $105 from the Current Credit Agreement and repaid the Former Credit Agreement, as described above.

The $105, $105 and $100 drawn balances on the revolver carried interest rates equal to 4.17%, 4.24% and 5.50%, as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and September 30, 2016 (Predecessor), respectively. As of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and September 30, 2016 (Predecessor), the amount available to be drawn on the revolver was $145, $45 and $50, respectively.
The Company's outstanding debt as of December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor) is as follows:

	December 31, 2017	September 30, 2017	September 30, 2016
	Successor	Predecessor	Predecessor
Debt	$307	$300	$300
Revolving credit facility	105	105	100

The interest expense and amortization of debt issuance costs of the Company's debt for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016 and 2015, respectively, were as follows:

	Period from December 1 to December 31, 2017		Period from October 1 to November 30, 2017		Period from October 1 to December 31, 2016 (Unaudited)
	Successor		Predecessor		Predecessor
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	2	—	3	—	5	—
Revolving credit facility	—	—	1	—	1	—

	Year ended September 30,
	2017		2016		2015
	Predecessor		Predecessor		Predecessor
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$19	$—	$19	$2	$19	$4
Revolving credit facility	4	1	—	1	—	1

(9) Equity
General
The Company is a Cayman Islands exempted company and our affairs are governed by the Companies Law, the common law of the Cayman Islands and our Charter. Pursuant to our Charter, our authorized share capital is $90 thousand divided into 800,000,000 ordinary shares and 100,000,000 preferred shares, par value $0.0001 per share.

Common Stock
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in our Charter, or as required by applicable provisions of the Companies Law or applicable stock exchange rules, the affirmative vote of a majority of ordinary shares that are voted is required to approve any matter voted on by our shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of ordinary shares that are voted and, pursuant to our Charter, such actions include amending our Charter and approving a statutory merger or consolidation with another company.
The Company consummated the initial public offering of 60,000,000 ordinary shares for $10.00 per unit on May 25, 2016. On June 29, 2016, the Company consummated the closing of the sale of 9,000,000 ordinary shares pursuant to the exercise in full of the underwriter’s over-allotment option. An additional 145,370,000 ordinary shares were issued for $10.00 per unit on November 30, 2017 in advance of the business combination.
In accordance with the Merger Agreement, FGL’s common stock outstanding as of the date of the business combination was automatically converted into the right to receive, in cash, without interest, $31.10 per share. All outstanding FGL common shares were retired and cease to exist upon conversion. Refer to “Note 19. Acquisitions” for further detail on the FGL and FSR acquisitions.
Preferred Stock
On November 30, 2017, the Company issued 275,000 shares of Series A Cumulative Preferred Shares ("Series A Preferred Shares"), $1,000 liquidation preference per share for $275, and 100,000 Series B Cumulative Convertible Preferred Shares ("Series B Preferred Shares"), $1,000 liquidation per share for $100. In connection with offering of the Series A Preferred Shares and Series B Preferred Shares, the Company incurred $12 of issuance costs which have been recorded as a reduction of additional paid-in-capital.
The Series A Preferred Shares and the Series B Preferred Shares (together, the "preferred shares") do not have a maturity date and are non-callable for the first five years. The dividend rate of the preferred shares is 7.5% per annum, payable quarterly in cash or additional preferred shares, at the Company's option, subject to increase beginning 10 years after issuance based on the then-current three-month LIBOR rate plus 5.5%. In addition, commencing 10 years after issuance of the preferred shares, and following a failed remarketing event, the holders of the preferred shares will have the right to convert their preferred shares into ordinary shares of the Company as determined by dividing (i) the aggregate par value (including dividends paid in kind and unpaid accrued dividends) of the preferred shares that the holders of the preferred shares wish to convert by (ii) the higher of (a) 5% discount to the 30-day volume weighted average of the ordinary shares following the conversion notice, and (b) the then-current floor price. The floor price will be $8.00 per share during the 11th year post-funding, $7.00 per share during the 12th year post funding, and $6.00 during the 13th year post-funding and thereafter.
Warrants
The Company issued 34,500,000 warrants as part of the units sold in the initial public offering (IPO). The Company issued 15,800,000 and 1,500,000 warrants to CF Capital Growth, LLC, at $1.00 per private placement warrant in a private placement consummated simultaneously with the closing of the IPO and upon conversion of working capital loans at the time of the business combination, respectively. In connection with forward purchase agreements, at the closing of the business combination the Company issued 19,083,335 forward purchase warrants to the anchor investors. The forward purchase warrants have identical terms as the public warrants.

Each whole warrant entitles the holder thereof to purchase one ordinary share at a price of  $11.50 per share, subject to adjustment as described below, at any time commencing December 30, 2017, provided that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement governing the warrants (the “warrant agreement”)) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued and only whole warrants trade. The warrants will expire on November 30, 2022, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, the Company may exercise our redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Share Repurchases (Predecessor)
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of June 30, 2015, the share repurchase program was completed. The Company's share repurchase activity is shown in the table below.

	Shares (in thousands)	Total Cost
Shares purchased pursuant to the repurchase program	500	$11
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan	12	—
Total shares of common stock at completion of repurchase program as of June 30, 2015	512	$11
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended December 31, 2015	22	1
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended March 31, 2016	3	—
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended December 31, 2016	28	1
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended March 31, 2017	4	—
Total shares of common stock repurchased as of November 30, 2017	569	$13

As a result of the Merger Agreement, the Company’s treasury shares were retired as of November 30, 2017.

Dividends
The Company declared the following cash dividends to its common shareholders during the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016, and 2015:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
November 18, 2014	December 15, 2014	December 1, 2014	58,279	$0.065	$4
February 10, 2015	March 9, 2015	February 23, 2015	57,975	$0.065	$4
May 1, 2015	June 1, 2015	May 18, 2015	57,932	$0.065	$4
July 31, 2015	August 31, 2015	August 17, 2015	57,976	$0.065	$4
November 12, 2015	December 14, 2015	November 30, 2015	58,144	$0.065	$4
February 2, 2016	March 7, 2016	February 22, 2016	58,210	$0.065	$4
April 28, 2016	May 30, 2016	May 16, 2016	58,211	$0.065	$4
August 1, 2016	September 6, 2016	August 22, 2016	58,211	$0.065	$4
November 10, 2016	December 12, 2016	November 28, 2016	58,245	$0.065	$4
February 2, 2017	March 6, 2017	February 21, 2017	58,308	$0.065	$4
May 1, 2017	June 5, 2017	May 22, 2017	58,315	$0.065	$4
July 27, 2017	August 28, 2017	August 14 , 2017	58,316	$0.065	$4
November 9, 2017	December 11, 2017	November 27, 2017	58,342	$0.065	$4

The FGL Merger Agreement permitted FGL to pay out a regular quarterly cash dividend on its common stock prior to the closing of the merger in an amount not in excess of $0.065 per share, per quarter. On November 9, 2017, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share, which was paid on December 11, 2017 to shareholders of record as of the close of business on November 27, 2017.

The Company declared the following dividends to its preferred shareholders during the Successor period from December 1, 2017 to December 31, 2017:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	December 29, 2017	January 1, 2018	November 30, 2017	275	Paid in kind	$—	2
Series B Preferred Shares	December 29, 2017	January 1, 2018	November 30, 2017	100	Paid in kind	$—	1
Restricted Net Assets of Subsidiaries
CF Bermuda’s equity in restricted net assets of consolidated subsidiaries was approximately $1,675 as of December 31, 2017 representing 86% of CF Bermuda’s consolidated stockholder’s equity as of December 31, 2017 and consisted of net assets of CF Bermuda which were restricted as to transfer to the Company in the form of cash dividends, loans or advances under regulatory restrictions.

(10) Stock Compensation
On November 7, 2013, FGL's Board of Directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan” or the “Omnibus Plan”) under which certain officers, employees, directors and consultants were eligible to receive equity based awards. The Omnibus Plan was approved by the stockholder on November 19, 2013, became effective on December 12, 2013 and set to expire in December 2023. FGL's Compensation Committee approved the granting of awards under the Omnibus Plan to certain employees, officers and directors (other than the members of the Compensation Committee). In addition, FGL's Board of Directors approved the granting of awards to members of FGL's Compensation Committee (the “Compensation Committee Awards”). The Compensation Committee Awards were not made under the Omnibus Plan; however, these awards were construed and administered as if subject to the terms of the Omnibus Plan. In February 2015, the Omnibus Plan was amended to permit the members of FGL's Compensation Committee to receive awards thereunder. FGL's Board of Directors and stockholders also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director (the “Unrestricted Share Awards”). The Omnibus Plan, Compensation Committee Awards and the Unrestricted Share Awards are collectively referred to as the “FGL Plans”. Stock options, restricted stock and unrestricted stock awarded under the FGL Plans were accounted for as equity awards. As of the date the stock awards were approved and communicated to the recipient, the fair value of stock options was determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards was based upon the market value of the stock. The fair value of the awards was expensed over the service period, which generally corresponded to the vesting period, and was recognized as an increase to Additional paid-in capital in stockholders’ equity. FGL issued new shares to satisfy stock option exercises. In the Predecessor period from July 1, 2016 to September 30, 2016, FGL decided to settle the Performance Restricted Stock Unit (“PRSU”) awards granted under the FGL Plans in cash upon vesting and, therefore, reclassified these awards from equity to Other Liabilities. The liability for the PRSUs was valued at fair value (market value of the underlying stock) upon reclassification which resulted in the recognition of additional compensation cost of $3. The PRSUs became fully vested as of September 30, 2016 with payment made in November 2016 based on the fair value of the award at the time of settlement.
FGL's principal subsidiary, FGLH, sponsored stock-based incentive plans and dividend equivalent plans (“DEPs”) for its employees (the “FGLH Plans”). Awards under the FGLH Plans are based on the value of the common stock of FGLH. In 2013, FGLH determined that all equity awards will be settled in cash when exercised and therefore are classified as liability plans. For these awards, the settlement value was classified as a liability, in "Other liabilities", on the Consolidated Balance Sheets and the liability was adjusted to the current fair value through net income at the end of each reporting period. The fair value of stock options was determined using a Black-Scholes options valuation methodology and the fair value of restricted stock units was based upon the fair value of FGLH’s stock. In November 2013, the FGLH plans were frozen and no new awards were granted under these plans. Outstanding awards were permitted to vest in accordance with the award agreements and were to be cash settled upon vesting or exercise.

Upon completion of the merger on November 30, 2017, vesting of all outstanding unvested awards under the FGL Plans and FGLH Plans was accelerated and all vested and unvested awards under these Plans were canceled and automatically converted into a right to receive a cash payment in an amount pursuant to the Merger Agreement. The FGL Plans and FGLH Plans were terminated in connection with the merger.

The Company established a new stock-based incentive plan (the “Incentive Plan”) which was approved by its shareholders at the Shareholders Meeting held on August 8, 2017 and became effective upon approval. The Incentive Plan permits the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing. The Company’s Compensation Committee is authorized to grant up to 15,006 thousand equity awards under the Incentive Plan. No awards were granted under the Incentive Plan as of December 31, 2017.
Stock compensation expense related to the FGL Plans and FGLH Plans recognized during the Successor and Predecessor periods is as follows:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
FGL Plans
Stock options	—	—	—	$—	$—	$1
Restricted shares	1	—	1	2	2	6
Performance restricted stock units	—	2	—	2	10	3
Unrestricted shares	—	—	—	—	—	—
	1	2	1	4	12	10
FGLH Plans			—
Stock Incentive Plan - stock options	—	1	—	1	—	1
Amended and Restated Stock Incentive Plan - stock options	—	—	—	2	1	5
Amended and Restated Stock Incentive Plan - restricted stock units	—	—	—	—	—	2
2012 DEP	—	—	—	—	—	1
	—	1	—	3	1	9
Total stock compensation expense	1	3	1	7	13	19
Related tax benefit	—	1	—	2	5	7
Net stock compensation expense	1	2	1	$5	$8	$12

Stock compensation expense recognized in the Successor period represents the portion of the cash payment under the Merger Agreement attributable to the vesting period which was accelerated.
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Consolidated Statements of Operations.

FGL Plans

FGL did not grant any stock options in the Predecessor period from October 1, 2017 to November 30, 2017. FGL granted 47 thousand, 47 thousand, 119 thousand, and 206 thousand stock options to certain officers, directors, other key employees and Compensation Committee members in the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and in the Predecessor years ended September 30, 2017, 2016, and 2015, respectively. These stock options vested in equal installments over a period of three years and were to expire on the seventh anniversary of the grant date. The total fair value of the options granted in the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and in the Predecessor years ended September 30, 2017, 2016, and 2015 was $0, $0, $0, and $1 respectively.
During the Predecessor period from October 1, 2017 to November 30, 2017, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit was $0, $0, and $0, respectively. During the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit was $0, $2, and $0, respectively. During the Predecessor year ended September 30, 2017, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit was $0, $0, and $0, respectively. During the Predecessor year ended September 30, 2016, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $2, and $0, respectively. During the Predecessor year ended September 30, 2015 the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit was $1, $2, and $0, respectively.

At December 31, 2017, there were no FGL stock options outstanding, exercisable and vested or expected to vest and no related activity during the Successor period from December 1, 2017 to December 31, 2017, except the payout of vested awards at closing of the merger transaction of 358 thousand FGL stock options with a weighted average exercise price of $22.78. All outstanding stock options (vested and unvested) were canceled and paid out at $31.10 per option minus the exercise price. The total amount paid out was $2 with $2 allocated to merger consideration and $0 allocated to stock compensation expense in the Successor period from December 1, 2017 to December 31, 2017. No shares were issued in exchange for the stock options.

A summary of FGL's outstanding stock options as of November 30, 2017, and related activity for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor year ended September 30, 2017, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Predecessor
Stock options outstanding at September 30, 2016	346	$22.40
Granted	47	23.35
Exercised	(15)	18.61
Forfeited or expired	(14)	20.91
Stock options outstanding at September 30, 2017	364	22.74
Exercisable at September 30, 2017	203	21.21
Vested or projected to vest at September 30, 2017	364	22.74

Stock options outstanding at September 30, 2017	364	22.74
Granted	—	—
Exercised	(6)	20.09
Vested	—	—
Forfeited or expired	—	—
Stock options outstanding at November 30, 2017	358	22.78
Exercisable at November 30, 2017	—	—
Vested at November 30, 2017	(358)	22.78
Balance at December 31, 2017	—

The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock for stock options granted during the Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor years ended September 30, 2017, 2016 and 2015. There were no grants during the Predecessor period from October 1, 2017 to November 30, 2017. The plans were terminated as a result of the merger.

		Year ended September 30,
	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Predecessor	Predecessor	Predecessor	Predecessor
Weighted average fair value per options granted	$2.57	$2.57	$1.01	$4.96
Risk-free interest rate	1.11%	1.11%	0.42%	1.41%-1.50%
Assumed dividend yield	1.12%	1.12%	1.14%	1.18%-1.19%
Expected option term	2.0 years	2.0 years	0.5 years	4.5 years
Volatility	20.00%	20.00%	14.55%	25.00%
The dividend yield is based on the expected dividend rate during the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. For awards granted in the Predecessor years ended September 30, 2017 and 2016, expected volatility is based on the historical volatility of FGL's stock prices after the announcement of a then-anticipated merger transaction as well as the estimated timing of the anticipated closing of a transaction. For awards granted or modified in the Predecessor year ended September 30, 2015, expected volatility is based on the historical volatility of FGL's stock price from the date of listing on the NYSE. For awards granted in the Predecessor years ended September 30, 2017 and 2016, the expected life of the options granted represents the period of time from the grant date to the estimated closing date of a then-anticipated merger transaction, reflecting the midpoint of possible scenarios. For awards granted or modified in Predecessor year ended September 30, 2015, the expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based upon a simplified method as FGL lacked sufficient historical data due to the recent implementation of the FGL Plans.

FGL did not grant any restricted shares in the Predecessor period from October 1, 2017 to November 30, 2017. FGL granted 29 thousand, 29 thousand, 26 thousand, and 173 thousand restricted shares to certain officers, directors, other key employees and Compensation Committee members in the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and in the Predecessor years ended September 30, 2017, 2016, and 2015, respectively. These shares vested in equal installments over a period of three years. FGL granted 12 thousand restricted shares to an officer in the Predecessor year ended September 30, 2015 that vested over the period of one year. In the Predecessor year ended September 30, 2015, FGL also granted 140 thousand restricted shares to certain directors which vested in three tranches; 20% on the first anniversary of the grant date; 50% on the second anniversary of the grant date; and 30% on the third anniversary of the grant date. The total fair value of the restricted shares granted in the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015 was $1, $1, $1, and $7, respectively.
On March 18, 2015, the expected requisite service periods for the 140 thousand restricted shares granted to certain directors were completed resulting in expense acceleration under the terms of the original awards due to their resignation from FGL’s Board and all related committee positions of the two grantees.  FGL recognized additional compensation expense of $3 during the Predecessor year ended September 30, 2015 as a result of the related equity compensation expense acceleration.
The restricted shares were entitled to any cash dividends paid on FGL's stock prior to vesting of the restricted shares. The cash dividends were held by FGL until the shares became vested and were paid to the recipient at that time or were forfeited if the restricted shares did not vest.

There were no FGL restricted shares outstanding as of November 30, 2017 and no related activity for the Successor period from December 1, 2017 to December 31, 2017, except the payout of vested awards at closing of the merger transaction of 88 thousand restricted shares with a weighted average grant date price of $24.14. All outstanding FGL restricted shares were cancelled and paid out at $31.10 per share. The total amount paid out was $3 with $2 allocated to merger consideration and $1 allocated to stock compensation expense in the Successor period from December 1, 2017 to December 31, 2017.
A summary of FGL's nonvested restricted shares outstanding as of November 30, 2017, and related activity during the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor year ended September 30, 2017 then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Predecessor
Nonvested restricted shares outstanding at September 30, 2016	154	$22.91
Granted	29	23.35
Vested	(90)	21.85
Forfeited	(5)	22.73
Nonvested restricted shares outstanding at September 30, 2017	88	24.14

Nonvested restricted shares outstanding at September 30, 2017	88	24.14
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested restricted shares outstanding at November 30, 2017	88	24.14
Vested at November 30, 2017	(88)	24.14
Balance at December 31, 2017	—

FGL did not grant any Performance Restricted Stock units ("PRSUs") in the Successor period from December 1, 2017 to December 31, 2017 or in the Predecessor period from October 1, 2017 to November 30, 2017. FGL granted 0, 487 thousand, 0, and 32 thousand PRSUs to officers in the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015, respectively. The total fair value of the PRSUs granted in the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015, assuming attainment of the target performance level in each year was $0, $13, $0, and $1, respectively.
The Predecessor year ended September 30, 2017 units would have vested on September 30, 2019, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) adjusted operating income, and (2) book value per share excluding AOCI. Depending on the performance results for each year, the ultimate payout of PRSUs could range from 70% to 200% of the target award for each year. One-third of the award is earned based on each year’s results. Based on the results achieved in the Predecessor year ended 2017, a total of 163 thousand additional PRSUs were earned, subject to the satisfaction of the service requirement noted above, and the total fair value of these PRSUs was $5. If the officer elects to retire on or after reaching age 60 and completing at least five years of continuous service with FGL, the officer will become vested in the PRSUs for the performance years prior to the year in which the retirement occurs and will forfeit the PRSUs for the performance year in which the retirement occurs and later performance years. Compensation expense for the awards granted to officers who are or will be eligible to elect early vesting under this retirement provision is recognized over a shorter service period which assumes the officer elects retirement when eligible.
The PRSUs granted in the Predecessor year ended September 30, 2017 can only be settled in cash and, therefore, were classified as a liability plan. For these awards, the settlement value is classified as a liability in "Other liabilities" on the Consolidated Balance Sheets and the liability is adjusted to the current fair value (market value of the underlying stock) through net income at the end of each reporting period. At December 31, 2017 (Successor), there was no recorded liability for PRSUs, as they were settled pursuant to the Merger Agreement.
PRSUs granted in the Predecessor years ended September 30, 2014 and 2015 were adjusted based on FGL's yearly financial performance, which was evaluated on two non-GAAP measures: (1) pre-tax adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of these PRSUs could range from zero to 200% of the target award for each year. One-half of the award was earned based on each year’s results for the awards granted in the Predecessor year ended September 30, 2015. One-third of the award was earned based on each year's results for the awards granted in the Predecessor year ended September 30, 2014. Based on the results achieved in the Predecessor years ended September 30, 2016, 2015, and 2014, a total of 11 thousand, 63 thousand, 14 thousand, and 44 thousand additional PRSUs were earned during the Predecessor years ended September 30, 2017, 2016, 2015, and 2014, respectively, and the total fair value of the additional PRSUs earned in the Predecessor years ended September 30, 2017, 2016, 2015, and 2014, was $0, $1, $0, and $1, respectively.
In the Predecessor period from July 1, 2016 to September 30, 2016, FGL decided to settle the PRSU awards granted in the Predecessor years ending September 30, 2014 and 2015 in cash upon vesting and, therefore, reclassified these awards from equity to Other Liabilities. The liability for the PRSUs was valued at fair value (market value of the underlying stock) upon reclassification. A total of 634 thousand PRSUs became fully vested as of September 30, 2016 with a total cash payment of $15 made in November 2016 based on the fair value of the award at the time of settlement, which was $23.30 per PRSU.
There were no nonvested PRSUs outstanding as of December 31, 2017 and no related activity during the Successor period from December 1, 2017 to December 31, 2017, except the payout of vested awards at closing of the merger transaction of 650 thousand PRSUs with a weighted average grant date price of $27.65. All outstanding PRSUs were canceled and paid out at $31.10 per unit. The total amount paid out was $20 with $4 reducing the liability recorded as of November 30, 2017.
A summary of nonvested PRSUs outstanding as of November 30, 2017, and related activity during the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor year ended September 30, 2017, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
Predecessor
PRSUs outstanding at September 30, 2016	—	$—
Granted	576	23.72
Vested	(11)	17.82
Forfeited or expired	—	—
PRSUs outstanding at September 30, 2017	565	27.65

PRSUs outstanding at September 30, 2017	565	27.65
Granted	85	27.65
Vested	—	—
Forfeited or expired	—	—
PRSUs outstanding at November 30, 2017	650	27.65
Vested at November 30, 2017	(650)	27.65
Balance at December 31, 2017	—
In the Predecessor year ended September 30, 2015, FGL also granted 9 thousand unrestricted shares to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $0.

FGLH Plans

Stock options issued under the FGLH Plans vested in three equal installments on each of the first three anniversaries of the grant date and expire on the seventh anniversary of the grant date. The FGLH plans were frozen in November 2013 and, therefore, no stock options were issued under these plans during the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016 and 2015.
There are no stock options outstanding for FGLH as of December 31, 2017 and no related activity for the Successor period from December 1, 2017 to December 31, 2017, except the payout of vested awards at closing of the merger transaction of 70 thousand stock options at the excess of $176.32 per option over the exercise price per option. The total amount paid out was $9 which reduced the liability recorded as of November 30, 2017. All of the FGLH outstanding stock options were fully vested prior to the merger date on November 30, 2017. All FGLH stock options were canceled after the merger.
A summary of FGLH's outstanding stock options as of November 30, 2017 (Predecessor) and related activity during the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor year ended September 30, 2017 then ended is as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price
Predecessor
Stock options outstanding at September 30, 2016	82	$44.82
Granted	—	—
Exercised	(12)	45.76
Forfeited or expired	—	—
Stock options outstanding at September 30, 2017	70	44.66
Vested and exercisable at September 30, 2017	70	44.66
Vested or projected to vest at September 30, 2017	70	44.66

Stock options outstanding at September 30, 2017	70	44.66
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited or expired	—	—
Stock options outstanding at November 30, 2017	70	44.66
Vested at November 30, 2017	(70)	44.66
Balance at December 31, 2017	—

At December 31, 2017 (Successor) there was no liability for vested or expected to vest stock options. At September 30, 2017 (Predecessor), and 2016 (Predecessor), the liability for vested or expected to vest stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

	September 30, 2017	September 30, 2016
	Predecessor	Predecessor
Weighted average stock option fair value	$121.82	$78.62
FGLH common stock fair value	$166.81	$123.76
FGL Holdings common stock fair value	$31.05	$23.19
Risk-free interest rate	1.04%	0.26%
Assumed dividend yield	1.07%	1.12%
Expected option term	0.25 years	0.25 years
Volatility	5.0%	15.0%
The primary input used in the determination of the fair value of FGLH's common stock is the value of FGL's common stock and a discount for lack of liquidity of 5.0%. The dividend yield is based on the expected dividend rate during the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at September 30, 2017 (Predecessor) and 2016 (Predecessor). Expected volatility is based on the historical volatility of FGL's stock prices after the announcement of the anticipated merger transaction with CF Corp for 2017 and an anticipated merger transaction for 2016. The expected life of the options granted represents the period of time from the reporting date to the estimated closing date of the anticipated merger transactions.
At September 30, 2017 (Predecessor), the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $9, $9 and $9, respectively. At September 30, 2017 (Predecessor), the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 2 years, 2 years and 2 years, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015 was $0, $0, $1, $0, and $9, respectively.
The amount of cash paid upon vesting for restricted stock units during the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015 was $0, $2, $0, $2, and $2, respectively.
FGLH also granted dividend equivalent awards that permit holders of FGLH’s stock option and restricted stock awards to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HRG by FGLH in each calendar year starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent award vests, divided by the total number of common shares outstanding. Dividend equivalent awards granted in December 2012 vested on March 31, 2016. FGLH determined that it was probable the dividend equivalent awards would vest and recognized compensation expense ratably over the dividend equivalent vesting periods. The amount of cash paid upon vesting of dividend equivalent awards during the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015 was $0, $0, $0, $1 and $1, respectively.
(11) Income Taxes
The Company is a Cayman-domiciled corporation that has operations in Bermuda and the U.S. Neither the Cayman Islands nor Bermuda impose a corporate income tax. The Company’s U.S. non-life subsidiaries file a consolidated non-life U.S. Federal income tax return. For tax years prior to December 1, 2017, the non-life members were included in former parent company HRG’s consolidated U.S. Federal income tax return. The income tax liabilities of the Company as former members of the consolidated HRG return were calculated using the separate return method as prescribed in ASC 740. The Company’s US life insurance subsidiaries file a separate life subgroup consolidated U.S. Federal income tax return. The life insurance companies will be eligible to join in a consolidated filing with the U.S. non-life companies in 2022.

On November 30, 2017, FGL, a former majority owned subsidiary of HRG, was acquired pursuant to a structured merger by CF Corp.
On May 24, 2017, the Company, HRG and CF Corp executed a letter agreement (the “side letter”) which set forth the settlement provisions between the parties related to the Section 338(h)(10) transaction.
Pursuant to the side letter, FS Holdco agreed to pay the Company a $30 fixed fee for the right to make a unilateral decision with regard to election.
    The side letter agreement between the parties, also further specifies that the purchase price will be adjusted for specified amounts determined by reference to the Company’s incremental tax costs attributable to the election, if any. Alternatively, the Company will be required to pay FS Holdco additional specified amounts determined by reference to the Company’s incremental current tax savings attributable to the election (if any) in excess of $6.
On January 27, 2018, pursuant to Section 4(b) of the “side letter”, the Company delivered to FS Holdco an estimate of the additional tax benefit amount of $57 million that the Company will be required to pay HRG.
The Section 338(h)(10) election will treat the merger as an asset acquisition for U.S. tax purposes resulting in stub period tax yearends for both the life and non-life subsidiaries within the target group acquired as part of the acquisition. The target 338(h)(10) group does not include FSRC, a 953(d) election U.S. tax payer. Any tax liability of the non-life entities’ arising from the deemed asset sale will be reflected on HRG’s consolidated return, with the Companies’ non-life entities retaining successor liability. The life entities will file a separate final short-period return reflecting gain (or loss) from the deemed asset sale.
The Company’s U.S. subsidiaries are taxed at corporate rates on taxable income based on existing U.S. tax laws. Current income taxes are charged or credited to net income based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year.
Deferred income taxes are provided for the tax effect of temporary differences in the financial reporting and income tax bases of assets and liabilities, net operating loss carryforwards and tax credit carryforwards using enacted income tax rates and laws. The effect on deferred income tax assets and deferred income tax liabilities of a change in tax rates is recognized in net income in the period in which the change is enacted. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income from prior years available for recovery and tax planning strategies. Based on the available positive and negative evidence regarding future sources of taxable income, we have determined that the establishment of a valuation allowance was necessary for the U.S. non-life companies and FSRC at December 31, 2017. The valuation allowance reflects a history of cumulative losses for both the US nonlife subgroup, as well as for FSRC. In addition, due to the debt structure of the US non-life entities, particularly at the holding company level, it is unlikely the US non-life subgroup will be in a net cumulative taxable income position in a near term projection window.
The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017, and it amended many provisions of the Internal Revenue Code that will have effect on the Company. Because the TCJA reduced the statutory tax rate, the Company was required to remeasure its deferred tax assets and liabilities using the lower rate at the December 22, 2017, date of enactment. This remeasurement resulted in a reduction of net deferred tax assets of $131, which includes a $0 benefit related to deferred taxes previously recognized in accumulated other comprehensive income. The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for the effects of U.S. tax reform in circumstances in which an exact calculation cannot be made, but for which a reasonable estimate can be determined. As internal systems are updated and additional guidance becomes available, the estimate will be updated in accordance with instruction outlined in the standard and within the measurement period, which is not to extend beyond one year from the enactment date. The only provisional amount utilized in the preparation of the Company’s financial statements was tax reserves.  As of the reporting date, the Company has not yet been able to update its reserving system for the impact of the TCJA.  A reasonable estimate, prepared by the Company's Actuarial department, was calculated for purposes of developing a reasonable estimate used in its December 31, 2017 financial statements. No other provisions of the TCJA had a significant impact on our 2017 income tax provisions.

Income tax (expense) benefit is calculated based upon the following components of income before income taxes:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Pretax income (loss):
United States	(58)	44	163	$333	$153	$182
Outside the United States	63	—	—	—	—	—
Total pretax income	$5	$44	$163	$333	$153	$182
The components of income tax (expense) benefit are as follows:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Current:
Federal	(5)	(23)	21	$(114)	$(5)	$(14)
State	—	—	—	—	—	—
Total current	$(5)	$(23)	$21	$(114)	$(5)	$(14)

Deferred:
Federal	$(102)	$7	$(76)	$4	$(51)	$(50)
State	—	—	—	—	—	—
Total deferred	$(102)	$7	$(76)	$4	$(51)	$(50)

Income tax (expense)/benefit	$(107)	$(16)	$(55)	$(110)	$(56)	$(64)

The difference between income taxes expected at the U.S. Federal statutory income tax rate of 35% and reported income tax (expense) benefit is summarized as follows:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Expected income tax (expense)/benefit at Federal statutory rate	$(2)	$(15)	$(57)	$(117)	$(54)	$(64)
Valuation allowance for deferred tax assets	13	(2)	—	1	69	(1)
Amortization of low income housing tax credits	(1)	(1)	—	(4)	(2)	(1)
Benefit on LIHTC under proportional amortization method	—	1	—	5	3	1
Write off of expired capital loss carryforward	—	—	—	—	(73)	—
Remeasurement of deferred taxes under U.S. tax reform	(131)	—	—	—	—	—
Dividends received deduction	—	1	—	4	1	2
Benefit on International Income taxed at 0%	22	—	—	—	—	—
Write off of 382 Limited NOL	(12)	—	—	—	—	—
Other	2	—	2	1	—	(1)
Reported income tax (expense)/benefit	$(107)	$(16)	$(55)	$(110)	$(56)	$(64)

Effective tax rate	2,043%	37%	34%	33%	37%	35%
For the Successor period December 1, 2017 to December 31, 2017, the Company’s effective tax rate includes the effects of rate change from 35% to 21% in connection with The Tax Cuts & Jobs ACT (“TCJA”) as well as certain reinsurance effects between the Companies' onshore and offshore insurance entities. Reversing out the effects of the tax reform rate change and impacts of FAS 133/DIGB36, (i.e. Embedded Derivatives impacts under Modified Coinsurance Arrangements) in regards to US/offshore reinsurance treatment of unrealized gains on funds withheld assets, results in an adjusted effective rate for the quarter of approximately 34% and is a more useful comparative to prior period rates reflected in the schedule above. The effective tax rate was impacted by tax expense recorded related to the remeasurement of deferred tax assets and liabilities as a result of tax reform. Additionally, the tax rate was positively impacted by income earned by foreign companies that is taxed at 0%.
For the Predecessor period October 1, 2017 to November 30, 2017, the Company’s effective tax rate was 37% (for Predecessor periods, references to “the Company” are to its predecessor). The negative impact of the valuation allowance expense of the non-life companies was partially offset by the net impact of positive permanent adjustments, including low income housing tax credits and the dividends received deduction.
For the Predecessor period October 1, 2016 to December 31, 2016 (unaudited), the Company’s effective tax rate was 34%. The effective tax rate was impacted by favorable permanent adjustments, including low income housing tax credits.
For the Predecessor year ended September 30, 2017, the Company’s effective tax rate was 33%. The effective tax rate was positively impacted by a valuation allowance release within the non-life companies and favorable permanent adjustments, including low income housing tax credits and the dividends received deduction.
For the Predecessor year ended September 30, 2016, the Company’s effective tax rate was 37%. The negative impact of the valuation allowance expense of the non-life companies was partially offset by the net impact of positive permanent adjustments, including low income housing tax credits and the dividends received deduction. For the Predecessor year ended September 30, 2016, the remaining unutilized life company capital loss carryforwards deferred tax assets expired and were written off, resulting in $73 in deferred income tax expense which was entirely offset by a valuation allowance release of the same amount.

For the Predecessor year ended September 30, 2015, the Company’s effective tax rate was 35%. The impact of valuation allowance expense was offset by the net impact of positive permanent adjustments.

For the Successor period from December 1, 2017 to December 31, 2017, the Company recorded a net valuation allowance release of $13 primarily related to the DTA write off of the NOL on FSR that would not be able to be utilized as a result of the Section 382 limitation created by the merger with CF Corporation. For the Predecessor period from October 1, 2017 to November 30, 2017, the Company recorded a net valuation allowance expense of $2 related to the Company’s non-life companies. For the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), the Company recorded a net valuation allowance release of $0.
For the Predecessor year ended September 30, 2017, the Company recorded a net valuation allowance release of $1 related to Company's non-life companies. For the Predecessor year ended September 30, 2016, the Company recorded net valuation allowance release of $69 (comprised of a full year valuation allowance release of $74 related to the life insurance companies, offset by a net increase to valuation allowance of $5 related to the Company's non-life companies). During the Predecessor year ended September 30, 2016, the remaining unutilized life company capital loss carryforward deferred tax assets expired and were written off, resulting in $73 in deferred income tax expense. Most of the valuation allowance release during the year was attributable to this write-off. For the Predecessor year ended September 30, 2015, the Company recorded net valuation allowance expense of $1 (comprised of a full year valuation allowance release of $4 related to the life insurance companies, offset by a net increase to valuation allowance of $5 related to the Company's non-life companies).
The Company records tax expense (benefit) that results from a change in other comprehensive income (“OCI”) directly to OCI. Tax expense recorded directly to OCI includes deferred tax expense arising from a change in unrealized gain (loss) on available-for-sale securities and the tax-effects of other income items that are recorded to OCI. Changes in valuation allowance that are solely due to a deferred tax liability related to the unrealized gain on an available-for-sale security are allocated to other comprehensive income in accordance with ASC 740-10-45-20, "Income Taxes: Other Presentation Matters".
The Company recorded the following deferred tax expense to OCI:

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016	September 30, 2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Deferred Tax Expense in OCI	$(19)	$(7)	$154	$(56)	$(187)	$140
An excess tax benefit is the realized tax benefit related to the amount of deductible compensation cost reported on an employer’s tax return for equity instruments in excess of the compensation cost for those instruments recognized for financial reporting purposes. The Company adopted ASU-2016-09 (Stock Compensation) effective October 1, 2015. ASU-2016-09 eliminates the requirement for excess tax benefits to be recorded as additional paid-in capital when realized. For the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015, the Company recorded all excess tax benefits in the Consolidated Statements of Operations as a component of current income tax expense in accordance with the newly adopted guidance.

The following table is a summary of the components of deferred income tax assets and liabilities:

	December 31, 2017	September 30, 2017	September 30, 2016
	Successor	Predecessor	Predecessor
Deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$7	$91	$93
Insurance reserves and claim related adjustments	685	601	511
Investments	—	—	—
Deferred acquisition costs	2	—	—
Other	38	75	44
Valuation allowance	(24)	(49)	(51)
Total deferred tax assets	$708	$718	$597

Deferred tax liabilities:
Value of business acquired	$(172)	$—	$(7)
Investments	(265)	(456)	(312)
Deferred acquisition costs	—	(316)	(277)
Transition reserve on new reserve method	(84)	—	—
Other	(11)	(8)	(11)
Total deferred tax liabilities	$(532)	$(780)	$(607)

Net deferred tax assets and (liabilities)	$176	$(62)	$(10)
For the Successor period from December 1, 2017 to December 31, 2017 (Successor), the Company’s valuation allowance of $24 consisted of a valuation allowance of $0 on US life company deferred tax assets, a full valuation allowance on the Company’s non-life insurance net deferred taxes, and a full valuation allowance on Front Street Re’s (Cayman) net deferred taxes.

At September 30, 2017 (Predecessor), the Company’s valuation allowance of $49 consisted of a valuation allowance of $0 on life company deferred tax assets and a full valuation allowance of $49 on the Company's non−life insurance net deferred taxes. At September 30, 2016 (Predecessor), the Company’s valuation allowance of $51 consisted of a valuation allowance of $0 on life company deferred tax assets and a full valuation allowance of $51 on the Company's non−life insurance net deferred taxes. The life company's remaining capital loss carryforwards expired on December 31, 2015, and the capital loss carryforward deferred tax assets and related valuation allowance were written off at that time.
In the Successor and Predecessor periods, the Company maintained a valuation allowance against the deferred tax assets of its non-life insurance company subsidiaries. The non-life insurance company subsidiaries had a history of losses and insufficient sources of future income necessary to recognize any portion of their deferred tax assets. All other deferred tax assets were more likely than not to be realized based on expectations regarding future taxable income and considering all other available evidence, both positive and negative.
During the Predecessor periods the Company had net operating losses (“NOLs”), capital losses and other tax credit carryforwards, which no longer exist as of December 31, 2017 as a result of the acquisition and Section 338(h)(10) election.
The U.S. Federal income tax returns of the Company for years prior to 2014 are no longer subject to examination by the taxing authorities. With limited exception, the Company is no longer subject to state and local income tax audits for years prior to 2013. The Company does not have any unrecognized tax benefits (“UTBs”) at December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor). In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of December 31, 2017 (Successor) based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

December 31, 2017
Asset Type
Other invested assets	$121
Equity securities, available-for-sale	33
Fixed maturity securities, available-for-sale	24
Other assets	16
Total	$194
Lease Commitments
The Company leases office space under non-cancelable operating leases that expire in May 2021. Rent expense and minimal rental commitments under non-cancelable leases are immaterial.
Contingencies
Regulatory and Litigation Matters
The Company is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of the Company's management and in light of existing insurance and other potential indemnification, reinsurance and established accruals, such litigation is not expected to have a material adverse effect on the Company's financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome in any one period.
The Company assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2017 (Successor), FGL has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $ 2.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits including litigation against the Controller for the State of California which is subject to a stay and separate litigation against the Treasurer for the State of Illinois. The Company believes its current accrual will cover the reasonably estimated liability arising out of these developments, however costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to these matters.
On June 30, 2017, a putative class action complaint was filed against the Company in the United States District Court for the District of Maryland, captioned Brokerage Insurance Partners v. Fidelity & Guaranty Life Insurance Company, Fidelity & Guaranty Life, FS Holdco II Ltd, and John Doe, No. 17-cv-1815. The complaint alleges that the Company breached the terms of its agency agreement with Brokerage Insurance Partners (“BIP”) and other agents by changing certain compensation terms. The complaint asserts, among other causes of action, breach of contract, defamation, tortious interference with contract, negligent misrepresentation, and violating of the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The complaint seeks to certify a class composed of all persons who entered into an agreement with the Company to sell life insurance and who sold at least one life insurance policy between January 1, 2015 and January 1, 2017.  The complaint seeks unspecified compensatory, consequential, and punitive damages in an amount not presently determinable, among other forms of relief.
On September 1, 2017, the Company filed a counterclaim against BIP and John and Jane Does 1-10, asserting, among other causes of action, breach of contract, fraud, civil conspiracy and violations of RICO. On September 22, 2017, Plaintiff filed an Amended Complaint, and on October 16, 2017, the Company filed an Amended Counterclaim against BIP, Agent Does 1-10, and Other Person Does 1-10. The parties also filed cross-Motions to Dismiss in Part, which are pending before the Court.
As of the date of this report, the Company does not have sufficient information to determine whether it has exposure to any losses that would be either probable or reasonably estimable.
On July 5, 2013, Plaintiff Eddie L. Cressy filed a putative class Complaint captioned Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles (the "Court"), Case No. BC-514340. The Complaint was filed after the Plaintiff was unable to maintain an action in federal court. The Complaint asserted, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing allegedly unsuitable equity-indexed insurance policies.
On January 2, 2015, the Court entered Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement reached on April 4, 2014. On August 10, 2015, the Company tendered $1 to the Settlement Administrator for a claim review fund. The Company implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On October 24, 2016, the parties filed a Joint Motion to amend the January 2, 2015 Final Order and Judgment, to extend the deadline for settlement completion from October 24, 2016 to December 5, 2016. On December 5, 2016, Plaintiff Cressy filed a Notice of Filing Declaration of Settlement Administrator and Status of Completion of Settlement; the Declaration of Settlement Administrator included a certification by the Settlement Administrator that the Company had complied in all respects with the class settlement and that all eligible claims had been paid and the interest enhancement had been implemented pursuant to the terms of the class settlement. On March 24, 2017, the Court entered a Minute Order indicating that it was satisfied that the parties had fully and finally performed all of the terms of the settlement and recorded the matter as complete without the need for any further hearings.
During the Predecessor period from April 1, 2015 to June 30, 2015, the Company, HRG and OM Group (UK) Limited reached a global settlement that resolved all prior outstanding claims arising under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the "F&G Stock Purchase Agreement") between FGL (previously, HFG) and OM Group (UK) Limited ("OMGUK"). As a part of the settlement, the Company received $4 to settle its outstanding claim that OMGUK was obligated to indemnify the Company for the costs to defend and the settlement of the actions brought by Plaintiff Cressy.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the "District Court"), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint alleges violations of RICO, requests injunctive and declaratory relief and seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick overpaid $0 for her annuity. On February 12, 2016, the District Court granted the defendants’ Joint Motion to Dismiss the Plaintiff's claims. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”). On April 13, 2017, the Court of Appeals affirmed the District Court’s decision to dismiss the Plaintiff’s claims. The Plaintiff’s time to seek discretionary review of this matter expired on July 12, 2017 and the judgment should be deemed final as to the named Plaintiff.
Guarantees
The F&G Stock Purchase Agreement between HFG and OMGUK included a Guarantee and Pledge Agreement, which created a security interest in the equity of FGLH and FGLH’s equity interest in FGLIC for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. In the Predecessor third quarter of 2015, in connection with the settlement of the litigation amongst the Company, HRG and OMGUK, the Guarantee and Pledge Agreement was terminated and the Company was released from its obligations thereunder. In the contract termination settlement, the Company received $12, which was recorded in total Insurance and investment product fees and other in the Consolidated Statements of Operations.

(13) Reinsurance
The Company reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured. The Company primarily seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. The Company follows reinsurance accounting when there is adequate risk transfer. Otherwise, the deposit method of accounting is followed. The Company also assumes policy risks from other insurance companies.
The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016 and 2015 were as follows:

	Period from December 1 to December 31, 2017		Period from October 1 to November 30, 2017		Period from October 1 to December 31, 2016 (Unaudited)
	Successor		Predecessor		Predecessor
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	17	159	36	267	57	69
Assumed	—	7	—	—	—	—
Ceded	(14)	(25)	(29)	(40)	(46)	(49)
Net	3	141	7	227	11	20

	Year ended September 30,
	2017		2016		2015
	Predecessor		Predecessor		Predecessor
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$233	$1,097	$261	$1,069	$260	$833
Assumed	—	—	1	1	—	—
Ceded	(191)	(254)	(192)	(279)	(202)	(255)
Net	$42	$843	$70	$791	$58	$578

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), or the Predecessor years ended September 30, 2017, 2016 and 2015. The Company did not commute any ceded reinsurance during the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), or the Predecessor years ended September 30, 2017, 2016 and 2015.
Effective April 1, 2015, Security Life of Denver (“SLD”) recaptured a traditional block of life insurance, which was concurrently ceded to FGLIC and subsequently retroceded to Wilton Re.
Effective September 1, 2016, FGLIC recaptured a certain block of life insurance ceded to Swiss Re and simultaneously ceded this business to Wilton Re.
Effective January 1, 2017, FGLIC entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer,  to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  GMWB and Guaranteed Minimum Death Benefit (“GMDB”) secondary guarantees.  In accordance with the terms of this agreement, FGLIC cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. Effective July 1, 2017, FGLIC extended this agreement to include new business issued during 2017. FGLIC paid Hannover Re $2, $2 and $6 risk charge fees during the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), or the Predecessor year ended September 30, 2017 in relation to this reinsurance agreement.
Wilton Agreement
In September 2012, Wilton Re and FGLIC reached a final agreement on the initial settlements associated with the reinsurance transactions FGLIC entered into. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGLIC recognized a net pre-tax gain of $18 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts. The unamortized portion of this deferred gain was $0, $8 and $10 as of December 31, 2017 (Successor), September 30, 2017 (Predecessor) and 2016 (Predecessor), respectively.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Intercompany Reinsurance Agreements
A description of significant intercompany reinsurance agreements appears below. All intercompany balances have been eliminated in the preparation of the Company’s consolidated financial statements. However, these agreements have a material impact on the regulatory capital position of FGLIC and the effective tax rate of the Company.
Effective December 31, 2012, FGLIC entered into a reinsurance treaty with FSRC whereby FGLIC ceded 10% of its June 30, 2012 in-force annuity block of business not already reinsured on a funds withheld basis. Effective September 17, 2014, FGLIC entered into a second reinsurance treaty with FSRC whereby FGLIC ceded 30% of any new business of its MYGA issued effective September 17, 2014 and later on a funds withheld basis. Under the terms of the agreement, no initial ceding commission was paid as all of the underlying business is new business. The September 17, 2014 treaty was subsequently terminated as to new business effective April 30, 2015, but will remain in effect for policies ceded to FSRC with an effective date between September 17, 2014 and April 30, 2015. Accordingly, MYGA policies issued with an effective date of May 1, 2015 and later will not be ceded to FSRC.
In anticipation of the merger of CF Corp. and FGL, a new Bermuda based reinsurance entity, F&G Re. Ltd. (“F&G Re”) was formed as an indirect wholly owned subsidiary of the Company. Effective December 1, 2017, FGLIC entered into an indemnity modified coinsurance agreement with F&G Re to reinsure up to 80% of its in-force FIA business and 40% of its in-force deferred annuity business on a net retained basis. Additionally, this treaty stipulates that up to 80% of future FIAs, deferred annuities and indexed universal life policies may be ceded. To capitalize F&G Re, FGLIC issued an extraordinary dividend of $665 to its non-insurance holding company parent, FGL Holdings, who in turn issued a dividend to FGLUS, and FGLUS then used the funds to repay a short term loan from CF Bermuda Holdings Limited. CF Bermuda Holdings Limited then contributed the funds F&G Re as a capital contribution. The $665 was primarily funded by a transfer of investments. In addition to the extraordinary dividend, F&G Re received an $85 capital dividend from its parent, CF Bermuda Holdings Ltd. The extraordinary dividend was reviewed and approved by the Iowa Insurance Division.
Effective October 1, 2012, FGLIC entered into a reinsurance treaty with Raven Reinsurance Company ("Raven Re"), its wholly-owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (CARVM) liability for annuity benefits where surrender charges are waived. In connection with the CARVM reinsurance agreement, FGLIC and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a $295 reserve financing facility in the form of a letter of credit issued by NBI and NBI charged an upfront structuring fee in the amount of $3. The reserve financing facility is set to be reduced by $6 each quarter subsequent to establishment. The structuring fee was paid by FGLIC and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
Effective June 30, 2017, the letter of credit facility was amended to reduce the available amount to $115 and extend the termination date to October 1, 2022, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2017 (Successor), Raven Re’s statutory capital and surplus was $31 in excess of the minimum level required under the Reimbursement Agreement.
FSRC (Successor)
FSRC, an affiliate of FGLIC, has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company from the coinsurance premium owed to FSRC as collateral for FSRC's payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. FSRC manages the assets supporting reserves in accordance with the internal investment policy of the ceding companies and applicable law.
FSRC has five reinsurance treaties with unaffiliated parties. At December 31, 2017, FSRC had $756 of funds withheld receivables and $727 of insurance reserves related to these reinsurance treaties.
See a description of FSRC’s accounting policy for its assumed reinsurance contracts as described under "Reinsurance" in Note 2.

(14) Related Party Transactions
Affiliated Investments
Upon the closing of the Business Combination, the Company re-evaluated what related parties would exist in the Successor periods. It was determined that related parties would fall into the following categories; (i) affiliates of the entity, (ii) entities for which investments in their equity securities would be required to be accounted for by the equity method by the investing entity, (iii) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management, (iv) principal owners (>10% equity stake) of the entity and members of their immediate families, (v) management (including BOD, CEO, and other persons responsible for achieving the objectives of the entity and who have the authority to establish policies and make decisions) of the entity and other members of their immediate families, (vi) other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests (vii) other parties that can significantly influence management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate business, (viii) attorney in fact of a reciprocal reporting entity or any affiliate of the attorney in fact, and (ix) a U.S. manager of a U.S. branch or any affiliate of the U.S. manager of a U.S. branch. The Company has determined that for the Successor period. The Blackstone Group LP ("Blackstone") and its affiliates as well as the FGL Holdings’ directors and officers (along with their immediate family members) are FGL Holdings' related parties.
During the Successor period from December 1, 2017 to December 31, 2017 the Company entered into investment management agreements with Blackstone ISG-I Advisors LLC ("BISGA"), a wholly-owned subsidiary of Blackstone, and certain subsidiaries of the Company. The Company paid $23 to BIGSA upon the close of the merger for services rendered related to the transaction and will forego approximately 30% of the first thirteen months’ management fee to which it is entitled under the investment management agreement. The Company (Successor) holds certain fixed income security interests issued by portfolio companies that are affiliates of Blackstone Tactical Opportunities, an affiliate of Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd. (the “Blackstone Fixed Income Securities”). In December 2017, the Company (Successor) purchased bonds of LCSS Financing., an affiliate of Blackstone Fixed Income Securities. The carrying value of these affiliated investments, and others previously purchased in predecessor periods, as of December 31, 2017 (Successor) are disclosed in the tables below.

The Company’s related party investments as of December 31, 2017 (Successor), September 30, 2017 (Predecessor), and 2016 (Predecessor) and related net investment income for the Successor period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015 are summarized as follows:

Successor		December 31, 2017
Type	Balance Sheet Classification	Asset carrying value		Accrued Investment Income		Total carrying value
Invitation Homes	Fixed maturities, available for sale	$7		$—		$7
LCSS Financing	Fixed maturities, available for sale	49		—		49
Spring Castle	Fixed maturities, available for sale	44	—	—	2	44
LIA Holdings	Fixed maturities, available for sale	41		—		41
Lendmark Funding	Fixed maturities, available for sale	5		—		5
Toro Mortgage	Fixed maturities, available for sale	39		—		39
DJO Finance	Fixed maturities, available for sale	3		—		3
The Company earned $1 net investment income on LIA Holdings for the Successor period from December 1, 2017 to December 31, 2017.

Predecessor		September 30, 2017
Type	Balance Sheet Classification	Asset carrying value		Accrued Investment Income		Total carrying value
Fortress Investment Group CLOs	Fixed maturities, available for sale	$175		$2		$177
Spectrum Brands, Inc.	Fixed maturities, available for sale	2	—	—	2	2
Salus preferred equity (a)	Equity securities, available for sale	2		—		2
HGI energy loan (b)	Related party loans	71		—		71
(a) Salus preferred equity is included in the FSRC funds withheld portfolio, accordingly all income on this asset is ceded to FSRC.
(b) The HGI energy loan is included in the FSRC funds withheld portfolio, accordingly the income related to this asset is ceded to FSRC.

Predecessor		September 30, 2016
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available for sale	$19	$—	$19
Fortress Investment Group CLOs	Fixed maturities, available for sale	225	2	227
Salus preferred equity (a)	Equity securities, available for sale	3	—	3
Salus participations (b)	Other invested assets	21	—	21
HGI energy loan (c)	Related party loans	71	—	71
(a) Salus preferred equity is included in the FSRC funds withheld portfolio, accordingly all income on this asset is ceded to FSRC.
(b) Includes loan participations with 4 different borrowers with an average loan fair value of $5 as of September 30, 2016
(c) The HGI energy loan is included in the FSRC funds withheld portfolio, accordingly the income related to this portion is ceded to FSRC.

				Year ended September 30,
Predecessor		Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$—	$1	$1	$9	$11
Fortress Investment Group CLOs	Fixed maturities	2	3	10	11	8
Salus participations	Other invested assets	—	—	—	4	15
EIC participations	Other invested assets	—	—	—	1	—
HGI energy loan	Related party loans	—	—	—	4	5
In August 2016, FGLIC exchanged the $71 2013 HGI Energy Loan issued by HGI Energy for new notes issued by HGI Energy for the same fair value with an August 2017 maturity date. The new notes issued are held in the FSRC funds withheld portfolio. Effective May 1, 2017, FGLIC and HGI Energy extended the maturity date of the new notes until the earlier of: June 30, 2018 or a change in control of FGLIC. In addition, the parties have agreed to increase the rate of interest on the New Notes from 0.71% to 1.50% on August 22, 2017. The HGI Energy loans were repaid on December 5, 2017.
During the Predecessor year ended September 30, 2016, the Company received proceeds from the RSH liquidation trust of $23 resulting in a realized gain of $8. The Company’s investments in RSH were included within the Salus CLOs and Salus Participations. See "Note 4. Investments" to the Company's consolidated financial statements for further details.
The Company had $0 gross realized gains and net realized impairment losses on related party investments during the Successor period from December 1, 2017 to December 31, 2017. The Company’s gross realized gains and net realized impairment losses on related party investments during the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015 are summarized as follows:

				Year ended September 30,
Predecessor		Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
Type	Investment Income Classification	Net realized gain (losses)	Net realized gain (losses)	Net realized gain (losses)	Net realized gain (losses)	Net realized gain (losses)
Salus CLOs (a)	Fixed maturities	$—	$(1)	$(2)	$(12)	$(37)
Salus participations (b)	Other invested assets	—	(1)	—	(19)	(40)
Salus preferred equity (c)	Other invested assets	—	—	(3)	—	(30)
(a) Net of impairments of $0, $1, $2, $11, and $46 for the Predecessor period from October 1 to November 30, 2017, the Predecessor period from October 1 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016 and 2015, respectively.
(b) Net of impairments of $0, $0, $1, $22, and $36 for the Predecessor period from October 1 to November 30, 2017, the Predecessor period from October 1 to December 31, 2016 (unaudited), and Predecessor years ended September 30, 2017, 2016 and 2015, respectively.
(c) Net of impairments of $0, $0, $0, $0, and $0 for the Predecessor period from October 1 to November 30, 2017, the Predecessor period from October 1 to December 31, 2016 (unaudited), and Predecessor years ended September 30, 2017, 2016 and 2015, respectively.
During the Successor period from December 1, 2017 to December 31, 2017 the Company entered into investment management agreements with BISGA and certain subsidiaries of the Company. During the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016 and 2015, the Company has investment management agreements with Salus, CorAmerica Capital, LLC, and Energy & Infrastructure Capital, LLC ("EIC"), all wholly-owned subsidiaries of HGI Asset Management Holdings, LLC, which is also a wholly-owned subsidiary of HRG. The agreement for EIC was terminated in July 2016, and CorAmerica is no longer a wholly-owned subsidiary of HGI Asset Management Holdings. Usual and customary fees paid under these agreements are immaterial for all periods presented.

During the Successor period from December 1, 2017 to December 31, 2017 the Company received expense reimbursements from BIGSA for the services consumed under these agreements. Usual and customary fees received for these types of services are immaterial for the Successor period from December 1, 2017 to December 31, 2017.
FSRC (Predecessor)
We reinsure certain of our liabilities and obligations to FSRC. As we were not relieved of our liability to our policyholders for this business, the liabilities and obligations associated with the reinsured policies remained on our Consolidated Balance Sheets with a corresponding reinsurance recoverable from FSRC. In addition to various remedies that we would have in the event of a default by FSRC, we continued to hold assets in support of the transferred reserves.
For additional information on our liabilities and obligations to FSRC, see “Note 13. Reinsurance” to our audited Consolidated Financial Statements.
At September 30, 2017 (Predecessor) and 2016 (Predecessor), the Company's reinsurance recoverable related to FSRC was $1,016 and $1,120, respectively, and funds withheld for reinsurance liabilities included $1,081 and $1,172, respectively.
There are no ceded operating results to FSRC for the Successor period from December 1, 2017 to December 31, 2017 as such amounts are eliminated on consolidation. Below are the ceded operating results to FSRC for the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016 and 2015:

			Year Ended September 30,
	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Revenues:
Premiums	$—	$—	$1	$3	$1
Net investment income	8	11	46	61	63
Net investment gains (losses)	3	(3)	15	(8)	(30)
Insurance and investment product fees	—	1	2	3	4
Total revenues	11	9	64	59	38

Benefits and expenses:
Benefits and other changes in policy reserves	(8)	(2)	(39)	(47)	(42)
Acquisition & operating expenses, net of deferrals	(1)	(1)	(3)	(4)	(4)
Total benefits and expenses	(9)	(3)	(42)	(51)	(46)

Operating income (loss)	$2	$6	$22	$8	$(8)
Affiliated Investments (Predecessor)
FGLIC (Predecessor) invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group, LLC, which acquired ownership interests greater than 10% in HRG as of September 30, 2014. In March 2016, Hildene Leveraged Credit, LLC (“HLC”) sold four CLOs to Fortress Investment Group LLC.  The four Hildene CLOs are now managed by an affiliate of Fortress Investment Group LLC, Fortress Credit Advisors, LLC.  As of December 31, 2017 (Successor), the Company held two of these CLOs. In August 2016, the Company (Predecessor) purchased a commercial real estate CLO from Fortress Investment Group LLC. In October 2016, the Company (Predecessor) purchased bonds of Spectrum Brands, Inc., a wholly-owned subsidiary of HRG Group, and in March 2017, the Company (Predecessor) purchased asset backed

CLOs from FCO III. The carrying value of these affiliated investments as of September 30, 2017 (Predecessor) and 2016 (Predecessor) are disclosed in the tables below.
FGLIC participated in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus was also considered a VIE as described in “Note 4. Investments” to our audited Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In January 2014, FSRC acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which was included in the FSRC funds withheld portfolio. Accordingly, all income on this asset was ceded to FSRC. The Company’s maximum exposure to loss as a result of its investments in Salus was limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of September 30, 2017 (Predecessor) and 2016 (Predecessor) are disclosed in the tables below.
On February 27, 2015, FGLIC entered into a transaction with Salus whereby Salus transferred $14 of loan participations and $16 of CLO subordinated debt (i.e., equity tranche) to FGLIC in exchange for retirement of the $20 promissory note and $10 revolving loan owed by Salus to FGLIC resulting in the termination of these facilities. Additionally, FGLIC also entered into a transaction with the Salus CLO whereby FGLIC transferred $29 of loan participations into the CLO in exchange for $27 of CLO subordinated notes (i.e., equity tranche) and a promissory note of $3 from Salus. Both transactions qualified as sales of financial assets accounted for at fair value and therefore did not result in any gain or loss. FGLIC also concluded that it was not the primary beneficiary of the Salus CLO before and after these two transactions as FGLIC lacks the power to direct the activities that significantly affect the economic performance of the CLO and, to a lesser extent, FGLIC continues to own less than a majority ownership of the CLO subordinated notes after the two transactions. On June 13, 2016, the Salus promissory note was repaid for $2 and all obligations under the note were satisfied.
(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Net Income (loss)	$(102)	$28	$108	$223	$97	$118
Less Preferred stock dividend	2	—	—	—	—	—
Net income available to common shares	(104)	28	108	223	97	118

Weighted-average common shares outstanding - basic	214,370	58,341	58,281	58,320	58,275	58,118
Dilutive effect of unvested restricted stock & PRSU	—	61	57	43	271	208
Dilutive effect of stock options	—	92	28	52	32	35
Weighted-average shares outstanding - diluted	214,370	58,494	58,366	58,415	58,578	58,361

Net income (loss) per common share:
Basic	$(0.49)	$0.48	$1.85	$3.83	$1.67	$2.03
Diluted	$(0.49)	$0.47	$1.85	$3.83	$1.66	$2.02
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of the Successor and Predecessor shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the Successor period from December 1 to December 31, 2017 excludes the incremental effect of 71 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 375 thousand preferred stock shares outstanding as of December 31, 2017 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met.
The calculation of diluted earnings per share for the Predecessor periods from October 1, 2017 to November 30, 2017, and October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, and 2015 exclude the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect. The number of weighted average equivalent shares excluded in the Predecessor periods from October 1, 2017 to November 30, 2017, and October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years 2017, 2016, and 2015 are 0 shares, 31 thousand shares, 0 shares, 19 thousand shares, and 17 thousand shares, respectively.
In the 4th quarter of the Predecessor’s 2016 fiscal year, the terms of all outstanding PRSUs were amended to require cash settlement upon vesting as opposed to common equity settlement. As a result, these awards became liability classified and were excluded from EPS calculations moving forward. Similar settlement terms were included in the Predecessor’s PRSUs granted in 2017 thus disqualifying them from inclusion in EPS calculations as well.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
The Company’s U.S. insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect DAC and VOBA, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
The FSR Companies (Cayman and Bermuda) and F&G Re (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
The Company’s principal insurance subsidiaries’ statutory (SAP and GAAP) financial statements are based on a December 31 year end, except for the FSR Companies which are based on a September 30 year end. Statutory net income and statutory capital and surplus of the Company’s wholly-owned insurance subsidiaries were as follows:

	Subsidiary (state/country of domicile)(a)
	FGLIC (IA)	FGLICNY (NY)	F&G Re (Bermuda)
Statutory Net income (loss):
Year ended December 31, 2017	$222	$41	$51
Year ended December 31, 2016	21	4	*
Year ended December 31, 2015	(53)	(1)	*

Statutory Capital and Surplus:
December 31, 2017	$919	$89	$805
December 31, 2016	1,323	64	*

(a)	FGLICNY is a subsidiary of FGLIC, and the columns should not be added together.
(*) F&G Re was founded in 2017, therefore results for years ended prior to December 31, 2017 are available.

Subsidiary (state/country of domicile)
FSR Companies (Cayman and Bermuda)
Statutory Net income (loss):
Year ended September 30, 2017	$(19)
Year ended September 30, 2016	(19)
Year ended September 30, 2015	(45)

Statutory Capital and Surplus:
September 30, 2017	$101
September 30, 2016	121
Capital Requirements and Restrictions on Dividends and Distribution
U.S. Companies
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is less than FGLIC’s and FGLICNY’s respective statutory capital and surplus.
Life insurance companies domiciled in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. The Company monitors the RBC of FGLH’s insurance subsidiaries. As of December 31, 2017 and 2016, each of FGLH's insurance subsidiaries had exceeded the minimum RBC requirements.
The Company’s insurance subsidiaries domiciled in the U.S. are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2017, in accordance with applicable dividend restrictions, the Company’s subsidiaries may not pay “ordinary” dividends to FGLH in 2018. FGLIC declared and paid ordinary and extraordinary dividends of $25 and $675, respectively, in September and December 2017, respectively, to FGLH. Pursuant to an order issued in connection with the approval of the Merger Agreement, the Iowa Commissioner on November 28, 2017, FGLIC shall not pay any dividend or other distribution to shareholders prior to November 28, 2021 without the prior approval of the Iowa Commissioner.
FGLIC's extraordinary dividend of $675 was funded by cash and invested assets and $665 of this dividend was utilized to capitalize F&G Re. In addition to the $665 contribution, F&G Re received an $85 capital contribution from its parent, CF Bermuda Holdings Ltd.
FGLIC’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $110 and $195 at December 31, 2017 (Successor) and 2016 (Predecessor), respectively.
Effective April, 1 2017, FGLIC and Raven Re amended the reinsurance treaty and related trust and letter of credit agreements to extend the term of the letter of credit which would have matured on September 30, 2017 (Predecessor). The amendments added additional in-force business to the reinsurance treaty (fixed indexed annuities without a guaranteed minimum withdrawal benefit rider and multi-year guarantee annuities (“MYGA”) issued between January 1, 2011 and December 31, 2016). No initial ceding commission was paid or received by FGLIC or Raven Re in connection with the cession of additional in-force business. No assets were transferred to or from

FGLIC or Raven Re in connection with the cession of additional in-force business. The amendments extended the letter of credit for an additional five year period and reduced the face amount of the letter of credit at April 1, 2017 from $183 to $115.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGLIC which increased Raven Re’s statutory capital and surplus by $5 and $4 at December 31, 2017 (Successor) and 2016 (Predecessor), respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and (deficit) surplus would be $(18) and $8 as of December 31, 2017 (Successor) and 2016 (Predecessor), respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGLIC’s statutory carrying value of Raven Re at December 31, 2017 (Successor) and 2016 (Predecessor) was $97 and $207, respectively.
On November 1, 2013, FGLIC re-domesticated from Maryland to Iowa. After re-domestication, FGLIC elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $54 and $0 increase to statutory capital and surplus at December 31, 2017 (Successor) and 2016 (Predecessor), respectively. Also, the Iowa Insurance Division granted FGLIC a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 to additional paid in capital as of April 6, 2011, the date the Company acquired FGLIC, which had the effect of setting FGLIC’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practices have no impact on the Company’s Consolidated Financial Statements which are prepared in accordance with GAAP.
As of December 31, 2017 (Successor), FGLICNY did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
Non-U.S. companies
As licensed class C insurers in Bermuda, F&G Re and FSR are required to maintain available capital and surplus at a level equal to or in excess of the applicable enhanced capital requirement ("ECR"), which is established by reference to either the applicable Bermuda Solvency Capital Requirements ("BSCR") model or an approved internal capital model. Furthermore, to enable the Bermuda Monetary Authority ("BMA") to better assess the quality of the insurer’s capital resources, a Class C insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system. An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived.
In addition to the requirements under the Companies Act (as discussed below), the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Re and FSR without prior regulatory approval.
Each of F&G Re and FSR is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, or ECR, or if the declaration or payment of such dividend would cause such breach. Additionally, annual distributions that would result in a reduction of the insurer’s prior year-end balance of statutory capital and surplus by more than 25% also requires the prior approval of the BMA.
If F&G Re or FSR were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, as Class C insurers, each of F&G Re and FSR must: (i) not make any payment from its long-term business fund for any purpose other than a purpose of the insurer’s long-term business, except in so far as such payment can be made out of any surplus certified by the insurer’s approved actuary to be available for distribution otherwise than to policyholders; and (ii) not declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund, as certified by the insurer’s approved actuary, exceeds the extent (as to certified) of the liabilities of the insurer’s long-term business. In the event a dividend complies with the above, each of F&G Re and FSR must ensure the amount of any such dividend does not exceed the aggregate of (i) that excess and (ii) any other funds properly available for the payment of dividend, being funds arising out of business of the insurer other than long-term business.

The Companies Act also limits F&G Re’s and FSR’s ability to pay dividends and make distributions to its shareholders. Each of F&G Re and FSR is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.
Pursuant to an order issued in connection with the Merger agreements, F&G Re will not, for a period of three (3) years from November 28, 2017, declare, set aside or distribute any dividends or distributions other than solely (a) dividends or distributions that would be permitted in accordance with Section 521A.5(3) of the Iowa Code if F&G Re were a life insurance company domesticated in Iowa, upon prior written notice to the Iowa Commissioner, but limited only to the amount necessary to service interest payments on outstanding indebtedness and other obligations of CF Bermuda and FGLH, and (b) dividends or distributions upon written notice to, and with the prior written approval of, the Iowa Commissioner
The laws and regulations of the Cayman Islands require that, among other things, FSRC maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that FSRC is subject to may also restrict the ability of FSRC to write insurance and reinsurance policies, make certain investments and distribute funds. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject it to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.
(17) Other Liabilities
Other liabilities consisted of the following:

	December 31, 2017	September 30, 2017	September 30, 2016
	Successor	Predecessor	Predecessor
Amounts payable for investment purchases	$82	$173	$106
Retained asset account	190	194	221
Option collateral liabilities	349	276	118
Remittances and items not allocated	28	39	77
Amounts payable to reinsurers	3	36	36
Accrued expenses	43	55	60
Deferred reinsurance revenue	—	23	25
Escrow liabilities	57	—	—
Preferred shares reimbursement feature embedded derivative	23	—	—
Other	115	101	103
Total	$890	$897	$746

(18) Quarterly Results (Unaudited)

Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
			(Dollars in millions, except per share data)
Premiums	$3	$7	$16	$12	$3	$11
Net investment income	92	174	261	257	247	240
Net realized gains	42	146	117	67	81	51
Insurance and investment product fees and other	28	35	41	44	44	38
Total revenue	165	362	435	380	375	340
Total expenses	158	314	342	326	334	171
Net (loss) income	(102)	28	61	32	22	108
Net (loss) income per common share - basic	(0.49)	0.48	1.06	0.54	0.38	1.85
Net (loss) income per common share - diluted	(0.49)	0.47	1.06	0.54	0.38	1.85

	Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	Predecessor	Predecessor	Predecessor	Predecessor
	(Dollars in millions, except per share data)
Premiums	$18	$21	$16	$15
Net investment income	238	236	227	222
Net realized gains (losses)	26	(28)	(42)	63
Insurance and investment product fees and other	34	32	32	29
Total revenue	316	261	233	329
Total expenses	262	240	212	250
Net income	30	10	9	48
Net income per common share - basic	0.52	0.16	0.16	0.82
Net income per common share - diluted	0.52	0.16	0.16	0.82

(19) Acquisitions
In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using market participant assumptions and are preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.
Significant Acquisitions
Fidelity & Guaranty Life
On November 30, 2017, FGL US Holdings Inc. acquired 100% of the outstanding voting interests of Fidelity & Guaranty Life ("FGL"). FGL provides its principal life and annuity products through its insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGLIC”) and Fidelity & Guaranty Life Insurance Company of New York. FGL’s customers range across a variety of age groups and are concentrated in the middle-income market. FGL’s fixed indexed annuities provide for pre-retirement wealth accumulation and post-retirement income management. FGL’s life insurance provides wealth protection and transfer opportunities through indexed universal life products. Life and annuity products are primarily distributed through independent marketing organizations and independent insurance agents. FGL US Holdings Inc. paid $31.10, in cash, without interest, for each outstanding share of common stock of FGL (subject to certain exceptions), plus additional specified amounts in cash for outstanding equity incentives, for an aggregate purchase price of approximately $2 billion, plus approximately $405 of existing FGL debt which was assumed.
FGL US Holdings Inc. recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the November 30, 2017 acquisition date. Measurement period adjustments were recorded subsequent to the acquisition date. The calculation of the purchase price, including measurement period adjustments is as follows:

Cash consideration to FGL common shareholders	$1,841
Cash consideration for FGL outstanding stock-based compensation awards	33
Total purchase price	$1,874
The following summarizes the fair values of the assets acquired and liabilities assumed in the FGL acquisition:

Investments, cash and accrued investment income	$24,547
Reinsurance recoverable	3,556
Other intangibles	22
Intangible assets (VOBA)	818
Deferred tax asset	285
Other assets	269
Total assets acquired	29,497

Contractholder funds , future policy benefits and funds withheld from reinsurers'	26,749
Liability for policy and contract claims	69
Debt	412
Other liabilities	846
Total liabilities assumed	28,076
Total net assets acquired	1,421

Cash consideration	1,874
Goodwill	$453

The application of the acquisition method resulted in goodwill of $453, which is reflected in the Consolidated Balance Sheets as of December 31, 2017. The amount of the goodwill is equal to the amount by which the consideration transferred exceeded the fair value of net assets acquired and is primarily related to expected improvements in overall investment yield driven by the Company's relationship with Blackstone as well as income tax synergies through the utilization of the Company's international structure.
Front Street Re (Cayman) Ltd., and Front Street Re Ltd.
On November 30, 2017, FGL US Holdings Inc. completed the acquisition of i) Front Street Re (Cayman) Ltd., an exempted company incorporated in the Cayman Islands with limited liability, and ii) Front Street Re Ltd., an exempted company incorporated in Bermuda with limited liability. The FSR Companies provide life and annuity reinsurance services, such as reinsurance on asset intensive, long duration life and annuity liabilities. FGL US Holdings Inc. purchase all of the issued and outstanding shares of FSR Companies from FSRD at purchase price of $65. FGL US Holdings Inc. recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the November 30, 2017 acquisition date. Measurement period adjustments were recorded subsequent to the acquisition date.
The following summarizes the fair values of the assets acquired and liabilities assumed in the FSR companies acquisition:

Investments, cash and accrued investment income	$69
Funds withheld by reinsurers	1,714
Intangible assets (VOBA)	26
Other assets	9
Total assets acquired	1,818

Contractholder funds, future policy benefits and funds withheld from reinsurers'	1,770
Other liabilities	6
Total liabilities assumed	1,776
Total net assets acquired	42

Cash consideration	65
Goodwill	$23

The application of the acquisition method resulted in goodwill of $23, which is reflected in the Consolidated Balance Sheets as of December 31, 2017. The amount of the goodwill is equal to the amount by which the consideration transferred exceeded the fair value of net assets acquired and is primarily related to expected improvements in overall investment yield driven by the Company's relationship with Blackstone.
FGL US Holdings Inc. performed a valuation of the acquired investments, other intangibles, VOBA and contractholder funds, and future policy benefits. The following is a summary of significant inputs to the valuation:
Intangible Assets
VOBA represents the estimated fair value of future net cash flows from in-force life insurance contracts acquired at the Acquisition Date. VOBA is amortized over the expected life of the contracts in proportion to either gross premiums or gross profits, depending on the type of contract. Total gross profits include both actual experience as it arises and estimates of gross profits for future periods. The Company will regularly evaluate and adjust the VOBA balance with a corresponding charge or credit to earnings for the effects of actual gross profits and changes in assumptions regarding estimated future gross profits. The amortization of VOBA is reported in Amortization of intangibles in the Consolidated Statements of Operations. The proportion of the VOBA balance attributable to each of the product groups as of the Acquisition Date was as follows:

Deferred Annuities	8%
Equity Indexed Annuities	68%
Universal Life	24%
100%
Other Intangibles
Other intangibles represents trade name and state licenses. The trade name intangible asset represents the Fidelity & Guaranty Life trade name. It was protected through registration and was valued using the relief-from-royalty method giving consideration to publicly available third-party trade name royalty rates as well as expectations for expected premiums over the anticipated life of the asset. The licenses represent FGL’s jurisdictional insurance licenses, which includes 52 state insurance licenses, including all 50 states, the District of Columbia, and Puerto Rico. They were protected through registration and were valued using the market approach based on third-party market transactions from which the prices paid for state insurance licenses could be derived.

Contractholder Funds, Future Policy Benefits

Contractholder funds and future policy benefits were remeasured based on generally accepted actuarial methods and reported at their acquisition date fair value. Assumptions for investment yields, mortality and lapse were reviewed and updated for the life insurance reserves, as deemed necessary. Current market values were utilized in the fixed indexed annuity reserve calculation.

Investments

FGL’s investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities, residential mortgage-backed securities, commercial mortgage-backed securities and commercial mortgage loans. The Company also maintains holdings in floating rate, and less rate-sensitive investments, including senior tranches of CLOs, non-agency RMBS, and various types of ABS. All of the assets included within the FGL investment portfolio were measured and reported at their acquisition date fair value. As a result, the cost basis of each respective investment was reset to equal fair value. No adjustments were required for the FSR Companies' acquisition date due to the fair value option election, as described within the "Note 2. Significant Accounting Policies and Practices".

The Company's fair value measurement for the fixed maturity and equity AFS is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations, or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

The commercial mortgage loan fair value is established using a discounted cash flows method at interest rates appropriate for the credit rating of the borrower, tenor of the loan, maturity and future income, including uncertainty of cash flows. This yield-based approach is sourced from a third-party vendor. The credit ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower and payment record.
Taxes
On May 24, 2017, the Company, HRG and CF Corp executed a letter agreement (the “side letter”) which set forth the settlement provisions between the parties related to the Section (h)(10) transaction.
    The side letter agreement between the parties, also further specifies that the purchase price will be adjusted for specified amounts determined by reference to the Company’s incremental tax costs attributable to the election, if any. Alternatively, the Company will be required to pay FS Holdco additional specified amounts determined by reference to the Company’s incremental current tax savings attributable to the election (if any) in excess of $6.
On January 27, 2018, pursuant to Section 4(b) of the “side letter”, the Company delivered to FS Holdco an estimate of the additional tax benefit amount of $57 that the Company will be required to pay HRG. The Company has included the $57 in its calculation of the purchase price for FGL.  This amount is considered provisional for the purpose of business combination accounting until the parties execute the final side letter agreement and formally make the Section (h)(10) election.”
The Section 338(h)(10) election will treat the merger as an asset acquisition for U.S. tax purposes resulting in stub period tax yearends for both the life and non-life subsidiaries within the target group acquired as part of the acquisition. The group does not include FSRC, a 953(d) election U.S. tax payer. Any tax liability of the non-life entities’ arising from the deemed asset sale will be reflected on HRG’s consolidated return, with the Company’s non-life entities retaining successor liability. The life entities will file a separate final short-period return reflecting gain (or loss) from the deemed asset sale.
FGL and the FSR Companies were consolidated into our financial statements starting on December 1, 2017. The revenue and net loss attributable to FGL Holdings of FGL and the FSR Companies from the acquisition date through December 31, 2017 were $165 and $102, respectively. Transaction costs incurred during the years ended December 31, 2017 and 2016 for this acquisition were $45 and $0, respectively.
The unaudited pro forma results presented below include the effects of the acquisitions of FGL and the FSR Companies as if they had been consummated on January 1, 2016. The pro forma results include the depreciation and amortization associated with estimates for acquired intangible assets and property and equipment, as well as certain adjustments to recognize the effect of transaction costs and to eliminate the effect of certain transactions between FGL and the FSR Companies.
The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2016:

(Dollars in millions, except per share data)	Fiscal
	2017	2016
	(Unaudited)
Pro forma revenues	$1,880	$1,273
Pro forma net income	100	157
Pro forma net loss per common share attributable to controlling interest - basic	0.34	0.60
Pro forma net loss per common share attributable to controlling interest - diluted	0.34	0.60

(20) Subsequent Events
    On February 26, 2018, the Company completed a $2.7 billion block trade as part of its planned portfolio repositioning activities.

Schedule I
FGL HOLDINGS

Summary of Investments - Other than Investments in Related Parties
December 31, 2017
(in millions)

	Amortized Cost	Fair Value	Amount at which shown on the balance sheet
Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$207	$206	$206
States, municipalities and political subdivisions	1,736	1,747	1,747
Foreign governments	4	4	4
Public utilities	2,260	2,278	2,278
All other corporate bonds	17,268	17,355	17,355
Redeemable preferred stock	—	—	—
Total fixed maturities	21,475	21,590	21,590

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	111	111	111
Industrial, miscellaneous and all other	3	3	3
Nonredeemable preferred stock	650	647	647
Total equity securities	764	761	761

Derivative investments	459	492	492
Commercial mortgage loans	548	549	548
Other long-term investments	188	186	188
Short term investments	25	25	25
Total investments	$23,459	$23,603	$23,604

See Report of Independent Registered Public Accounting Firm.

Schedule II
FGL HOLDINGS (Parent Only)
CONDENSED BALANCE SHEETS
(in millions)

	December 31, 2017	September 30, 2017	September 30, 2016
	Successor	Predecessor	Predecessor
ASSETS
Investments in consolidated subsidiaries	$1,942	$2,241	$1,913
Fixed maturity securities, available for sale	—	—	5
Equity securities, available-for-sale, at fair value	—	—	12
Cash and cash equivalents	70	2	2
Other assets	—	4	2
Total assets	$2,012	$2,247	$1,934
LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	60	—	—
Total liabilities	60	—	—
Shareholders' equity
Preferred stock	—	—	—
Common stock	—	1	1
Additional paid in capital	2,037	716	714
Retained earnings	(160)	1,000	792
Accumulated other comprehensive income	75	543	439
Treasury stock	—	(13)	(12)
Total shareholder's equity	1,952	2,247	1,934
Total liabilities and shareholder's equity	$2,012	$2,247	$1,934

See Report of Independent Registered Public Accounting Firm.

Schedule II
(continued)

FGL HOLDINGS (Parent Only)
CONDENSED STATEMENT OF OPERATIONS
(in millions)

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Revenues	12	—	—	$(1)	$(2)	$(9)
	12	—	—	(1)	(2)	(9)
Operating expenses:
General and administrative expenses	1	1	1	2	3	6
Total operating expenses	1	1	1	2	3	6
Operating loss	11	(1)	(1)	(3)	(5)	(15)
Other income:
Equity in net income of subsidiaries	(113)	29	109	227	103	133
Income before income taxes	(102)	28	108	224	98	118
Income tax expense	—	—	—	1	1	—
Net income	(102)	28	108	$223	$97	$118

See Report of Independent Registered Public Accounting Firm.

Schedule II
(continued)
FGL HOLDINGS (Parent Only)
CONDENSED STATEMENT OF CASH FLOWS
(in millions)

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities
Net income	(102)	28	108	$223	$97	$118
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized capital and other gains on investments	—	—	2	5	2	9
Equity in net income of subsidiaries	113	(29)	(109)	(227)	(103)	(133)
Stock based compensation	—	1	1	2	(2)	10
Other assets and other liabilities	1	2	—	3	2	2
Changes in assets and liabilities:		—	—	—	—	—
Net cash provided (used in) by operating activities	12	2	2	6	(4)	6
Cash flows from investing activities:
Proceeds from available-for-sale investments, sold, matured or repaid:
Proceeds from available-for-sale investments, sold, matured or repaid:	—	—	5	12	5	30
Cost of available-for-sale investments:
Cost of available-for-sale investments:	—	—	—	—	—	(15)
Net cash provided by investing activities	—	—	5	12	5	15
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transactions fees	—	—	—	—	2	2
Dividends payments	—	(4)	(4)	(15)	(15)	(15)
Treasury stock	—	—	(1)	(1)	(1)	(11)
Distribution to FGLH and subsidiaries	(97)	—	—	(2)	2	(50)
Net cash (used in) provided by financing activities	(97)	(4)	(5)	(18)	(12)	(74)
Change in cash and cash equivalents	(85)	(2)	2	—	(11)	(53)
Cash and cash equivalents at beginning of period	155	2	2	2	13	66
Cash and cash equivalents at end of period	70	—	4	$2	$2	$13

See Report of Independent Registered Public Accounting Firm.

Schedule III
FGL HOLDINGS
Supplementary Insurance Information
(in millions)

				Year ended September 30,
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	2017	2016	2015
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Life Insurance (single segment):
Deferred acquisition costs	$31	$1,140	$697	$1,129	$1,007	$801
Future policy benefits, losses, claims and loss expenses	4,751	3,401	3,453	3,412	3,467	3,468
Other policy claims and benefits payable	78	69	53	67	55	55
Premium revenue	3	7	11	42	70	58
Net investment income	92	174	240	1,005	923	851
Benefits, claims, losses and settlement expenses	(141)	(227)	(20)	(843)	(791)	(578)
Amortization of deferred acquisition costs	—	(33)	(100)	(171)	(49)	(27)
Other operating expenses	(16)	(51)	(28)	(137)	(119)	(113)

See Report of Independent Registered Public Accounting Firm.

Schedule IV
FGL HOLDINGS
Reinsurance
(In millions)

For the period from December 1 to December 31, 2017	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Successor
Life insurance in force	$3,516	$(2,163)	$1	$1,354	—%

Premiums and other considerations:
Traditional life insurance premiums	17	(14)	—	3	—%
Annuity product charges	21	(5)	—	16	—%
Total premiums and other considerations	$38	$(19)	$—	$19	—%

For the period from October 1 to November 30, 2017	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,212	$(2,031)	$—	$1,181	—%

Premiums and other considerations:
Traditional life insurance premiums	36	(29)	—	7	—%
Annuity product charges	44	(10)	—	34	—%
Total premiums and other considerations	$80	$(39)	$—	$41	—%

For the period from October 1 to December 31, 2016 (unaudited)	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,123	$(2,033)	$—	$1,090	—%

Premiums and other considerations:
Traditional life insurance premiums	57	(46)	—	11	—%
Annuity product charges	54	(16)	—	38	—%
Total premiums and other considerations	$111	$(62)	$—	$49	—%

(Continued)

For the year ended September 30, 2017	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,207	$(2,036)	$—	$1,171	—%

Premiums and other considerations:
Traditional life insurance premiums	233	(191)	—	42	—%
Annuity product charges	229	(64)	—	165	—%
Total premiums and other considerations	$462	$(255)	$—	$207	—%

For the year ended September 30, 2016	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,081	$(2,024)	$—	$1,057	—%

Premiums and other considerations:
Traditional life insurance premiums	261	(192)	1	70	1%
Annuity product charges	191	(67)	—	124	—%
Total premiums and other considerations	$452	$(259)	$1	$194	1%

For the year ended September 30, 2015	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$2,933	$(2,010)	$—	$923	—%

Premiums and other considerations:
Traditional life insurance premiums	260	(202)	—	58	—%
Annuity product charges	156	(69)	—	87	—%
Total premiums and other considerations	$416	$(271)	$—	$145	—%

See Report of Independent Registered Public Accounting Firm.