Form 10-Q
period 2018-03-31
FGL Holdings
filed 2018-05-09
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-37779

FGL HOLDINGS
(Exact name of registrant as specified in its charter)

Cayman Islands		98-1354810
(State or other jurisdiction of incorporation or organization)	Boundary Hall, Cricket Square 4th Floor Grand Cayman, Cayman Islands	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
As of May 7, 2018, there were 214,370,000 ordinary shares, $.0001 par value, issued and outstanding.

FGL HOLDINGS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:	-2
Condensed Consolidated Balance Sheets as if March 31, 2018(unaudited) and December 31, 2017	-2
Condensed Consolidated Statements of Operations	-3
Condensed Consolidated Statements of Comprehensive Income (Loss)	-4
Condensed Consolidated Statements of Changes in Shareholders' Equity	-5
Condensed Consolidated Statements of Cash Flows	-6
Notes to Unaudited Condensed Consolidated Financial Statements	-7
(1) Basis of Presentation	-7
(2) Significant Accounting Policies and Practices	-9
(3) Significant Risks and Uncertainties	-12
(4) Investments	-14
(5) Derivative Financial Instruments	-22
(6) Fair Value of Financial Instruments	-26
(7) Intangible Assets	-36
(8) Debt	-37
(9) Equity	-37
(10) Stock Compensation	-38
(11) Income Taxes	-38
(12) Commitments and Contingencies	-39
(13) Reinsurance	-41
(14) Related Party Transactions	-42
(15) Earnings Per Share	-43
(16) Insurance Subsidiary Financial Information and Regulatory Matters	-43
(17) Subsequent Events	-44
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	-45
Item 3. Quantitative and Qualitative Disclosures about Market Risk	-70
Item 4. Controls and Procedures	-75

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	-76
Item 1A. Risk Factors	-76
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	-77
Item 3. Defaults Upon Senior Securities	-77
Item 4. Mine Safety Disclosures	-77
Item 5. Other Information	-78
Item 6. Exhibits	-79
Signatures	-79

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FGL HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2018 - $21,738; December 31, 2017 - $21,475)	$21,366	$21,590
Equity securities, at fair value (amortized cost: March 31, 2018 - $780; December 31, 2017 - $764)	769	761
Derivative investments	293	492
Short term investments	—	25
Commercial mortgage loans	528	548
Other invested assets	276	188
Total investments	23,232	23,604
Cash and cash equivalents	1,157	1,215
Accrued investment income	240	211
Funds withheld for reinsurance receivables, at fair value	748	756
Reinsurance recoverable	2,495	2,494
Intangibles, net	954	856
Deferred tax assets, net	258	176
Goodwill	476	476
Other assets	105	141
Total assets	$29,665	$29,929

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$22,083	$21,844
Future policy benefits, including $712 and $728 at fair value at March 31, 2018 and December 31, 2017, respectively	4,711	4,751
Liability for policy and contract claims	70	78
Debt	307	307
Revolving credit facility	135	105
Other liabilities	717	892
Total liabilities	28,023	27,977

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.0001 par value, 100,000,000 shares authorized, 377,417 and 375,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	—	—
Common stock ($.0001 par value, 800,000,000 shares authorized, 214,370,000 issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	—	—
Additional paid-in capital	2,039	2,037
(Accumulated deficit) Retained earnings	(119)	(160)
Accumulated other comprehensive (loss) income	(278)	75
Total shareholders' equity	1,642	1,952
Total liabilities and shareholders' equity	$29,665	$29,929

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
	(Unaudited)	(Unaudited)
Revenues:
Premiums	$18	$3
Net investment income	263	247
Net investment (losses) gains	(191)	81
Insurance and investment product fees and other	41	44
Total revenues	131	375
Benefits and expenses:
Benefits and other changes in policy reserves	(18)	268
Acquisition and operating expenses, net of deferrals	40	33
Amortization of intangibles	16	33
Total benefits and expenses	38	334
Operating income	93	41
Interest expense	(6)	(6)
Income before income taxes	87	35
Income tax expense	(35)	(13)
Net income	$52	$22
Less preferred stock dividend	7	—
Net income available to common shareholders	$45	$22
Net income per common share

Basic	$0.21	$0.38
Diluted	$0.21	$0.38
Weighted average common shares used in computing net income per common share:
Basic	214,370,000	58,326,396
Diluted	214,370,000	58,382,130

Cash dividend per common share	$—	$0.065

Supplemental disclosures
Total other-than-temporary impairments	$(2)	$(21)
Portion of other-than-temporary impairments included in other comprehensive income	—	—
Net other-than-temporary impairments	(2)	(21)
(Losses) gains on derivatives and embedded derivatives	(145)	99
Other investment (losses) gains	(44)	3
Total net investment gains (losses)	$(191)	$81

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
	(Unaudited)	(Unaudited)
Net income	$52	$22

Other comprehensive income (loss):
Unrealized investment gains/losses:
Change in unrealized investment gains/losses before reclassification adjustment	(526)	298
Net reclassification adjustment for gains/losses included in net income	40	18
Changes in unrealized investment gains/losses after reclassification adjustment	(486)	316
Adjustments to intangible assets	37	(101)
Changes in deferred income tax asset/liability	92	(77)
Net change in unrealized gains/losses on investments	(357)	138
Non-credit related other-than-temporary impairment:
Changes in non-credit related other than-temporary impairment	—	—
Net non-credit related other-than-temporary impairment	—	—
Net changes to derive comprehensive (loss) income for the period	(357)	138
Comprehensive (loss) income, net of tax	$(305)	$160

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2017	—	—	2,037	(160)	75	1,952
Dividends	—	—	2	(7)	—	(5)
Net income	—	—	—	52	—	52
Unrealized investment gains (losses), net	—	—	—	—	(357)	(357)
Cumulative effect of changes in accounting principles	—	—	—	(4)	4	—
Balance, March 31, 2018	$—	$—	$2,039	$(119)	$(278)	$1,642

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$52	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	—	1
Amortization	15	(7)
Deferred income taxes	9	(95)
Interest credited/index credits to contractholder account balances	(13)	243
Net recognized (gains) losses on investments and derivatives	191	(81)
Charges assessed to contractholders for mortality and administration	(38)	(32)
Deferred policy acquisition costs, net of related amortization	(60)	(57)
Changes in operating assets and liabilities:
Reinsurance recoverable	(8)	(4)
Future policy benefits	(40)	(18)
Funds withheld from reinsurers	(12)	(15)
Collateral (returned) posted	(145)	17
Other assets and other liabilities	15	86
Net cash (used in) provided by operating activities	(34)	60
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	3,286	594
Proceeds from derivatives instruments and other invested assets	143	138
Proceeds from commercial mortgage loans	20	3
Cost of available-for-sale investments	(3,699)	(786)
Costs of derivatives instruments and other invested assets	(94)	(127)
Capital expenditures	(3)	(4)
Contingent purchase price payment	(30)	—
Net cash (used in) investing activities	(377)	(182)
Cash flows from financing activities:
Draw on revolving credit facility	30	5
Dividends paid	—	(4)
Contractholder account deposits	959	795
Contractholder account withdrawals	(636)	(419)
Net cash provided by financing activities	353	377
Change in cash & cash equivalents	(58)	255
Cash & cash equivalents, beginning of period	1,215	632
Cash & cash equivalents, end of period	$1,157	$887

Supplemental disclosures of cash flow information:
Interest paid	$2	$1
Income taxes (refunded) paid	$(30)	$—
Deferred sales inducements	$26	$5

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions)
(1) Basis of Presentation
FGL Holdings (the “Company”, formerly known as CF Corporation (NASDAQ: CFCO) (“CF Corp”) and its related entities (“CF Entities”)), a Cayman Islands exempted company, was originally incorporated in the Cayman Islands on February 26, 2016 as a Special Purpose Acquisition Company (“SPAC”). CF Corp formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. Prior to November 30, 2017, CF Corp. was a shell company with no operations. On November 30, 2017, CF Corp. consummated the acquisition of Fidelity & Guaranty Life, a Delaware corporation ("FGL") and its subsidiaries, pursuant to the Agreement and Plan of Merger, dated as of May 24, 2017 (the “FGL Merger Agreement”). The transactions contemplated by the FGL Merger Agreement are referred to herein as the “Business Combination.”
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
In addition to the Business Combination, on November 30, 2017, CF Entities bought all of the issued and outstanding shares of Front Street Re Cayman Ltd. (“FSRC”) and Front Street Re Ltd. (“FSR”, and, together with FSRC, the “FSR Companies”) from Front Street Re (Delaware) Ltd. (“FSRD”), a direct wholly owned subsidiary of HRG Group, Inc. (“HRG”; NYSE: HRG), pursuant to the Share Purchase Agreement, for cash consideration of $65, subject to certain adjustments.
As a result of the Business Combination, for accounting purposes, FGL Holdings is the acquirer and FGL is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of FGL and its subsidiaries as “Predecessor” for the periods prior to the completion of the Business Combination and FGL Holdings, including the consolidation of FGL and its subsidiaries and FSR Companies, as "Successor" for periods from and after the Closing Date. FGL Holdings was determined to be the Successor company as it is the surviving company organized and existing under the laws of the United States of America, any State of the United States, the District of Columbia or any territory thereof (and in the case of the Company, Bermuda or the Cayman Islands). Prior to the acquisition, FGL Holdings reported under a fiscal year end of December 31, and the Predecessor companies reported under a fiscal year end of September 30. Subsequent to the acquisition, the Successor reports under a fiscal year end of December 31.
On December 1, 2017, upon completion of the acquisitions, FGL Holdings began trading ordinary shares and warrants on the New York Stock Exchange ("NYSE") under the symbols “FG” and “FG WS,” respectively. For additional info related to the Business Combination please refer to “Item 1. Business" to FGL Holdings' Annual Report on Form 10-K, for the period ended December 31, 2017 (“2017 Form 10-K”).
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K, should be read in connection with the reading of these interim unaudited condensed consolidated financial statements. Dollar amounts in the accompanying sections are presented in millions, unless otherwise noted.
The Company markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia.
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest and any variable interest entities ("VIEs") in which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our condensed consolidated financial statements. The Company has determined that we are not the primary beneficiary of a VIE as of March 31, 2018. See "Note 4. Investments" to the Company’s condensed consolidated financial statements for additional information on the Company’s investments in unconsolidated VIEs.
Adoption of New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on revenue recognition (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. The FASB also issued the following ASUs which clarify the guidance in ASU 2014-09:
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
The Company adopted these standards effective January 1, 2018. The adoption of these standards has had an insignificant impact on its consolidated financial statements as the Company’s primary sources of revenue, insurance contracts and financial instruments, are excluded from the scope of these standards.
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

-9

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

The amendments in this ASU were adopted by the Company effective January 1, 2018, as required. The Company has elected to use the nature of distribution approach to classify distributions received from equity method investees. The amendments in the update should be applied using a retrospective transition method to each period presented (except where impracticable to apply retrospectively; those specific amendments would be applied prospectively as of the earliest date practicable). The adoption of this standard had an insignificant impact on the Company's Condensed Consolidated Statements of Cash Flows.
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

•
the entity will no longer delay recognition of the income tax consequences of these types of intra-entity asset transfers until the asset has been sold to an outside party, as is practiced under current guidance

The amendments in this ASU were adopted by the Company effective January 1, 2018, as required. The Company does not have any intra-entity asset transfers, therefore this new accounting guidance is not expected to impact the Company's consolidated financial statements.
Presentation of Changes in Restricted Cash on the Cash Flow Statement
In November 2016, the FASB issued amended guidance regarding the presentation of changes in restricted cash on the cash flow statement (ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The ASU requires amounts generally described as changes in restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The amendments in this ASU were adopted effective January 1, 2018, as required. The adoption of this guidance had an insignificant impact on the Company's Condensed Consolidated Statements of Cash Flows.

Scope of Modification Accounting for Stock Compensation
In May 2017, the FASB issued new guidance on the scope of modification accounting for stock compensation (ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2017-09 may be early adopted. The ASU provides guidance on which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting in Topic 718, Stock Compensation. Under the new guidance, an entity would account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award, the vesting conditions of the modified award are the same as the vesting conditions of the original award, and the classification of the modified award (equity instrument or liability instrument) is the same as the classification of the original award, all immediately before the original award is modified. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company adopted the amendments in this ASU effective January 1, 2018 as required. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements.
Amendments to Recognition and Measurement of Financial Assets and Financial Liabilities
In March 2018, February 2018 and January 2016, the FASB issued amended guidance on the measurement of financial assets and financial liabilities (ASU 2018-04, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and
SEC Release No. 33-9273; ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities; and ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, respectively), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Notable amendments in these updates:

•
require all equity securities (other than equity investments accounted for under the equity method of accounting or requiring the consolidation of the investee) to be measured at fair value with changes in fair value recognized through net income. Equity securities that do not have readily determinable fair values may be measured at cost minus impairment

•
require qualitative assessment for impairment of equity investments without readily determinable fair values at each reporting period and, if the qualitative assessment indicates that impairment exists, to measure the investment at fair value

•
eliminate the requirement to disclose the methods and significant assumptions used to estimate fair value (which is currently required to be disclosed, for financial instruments measured at amortized cost on the balance sheet)

•
require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments

The amendments in these ASUs should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, and the amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASUs 2016-01, 2018-03, and 2018-04 effective January 1, 2018, with a cumulative-effect adjustment to decrease retained earnings and increase AOCI by $4.
Future Accounting Pronouncements
Accounting pronouncements that will impact the Company in future periods have been disclosed in the Company's 2017 Form 10-K. There have not been any additional accounting pronouncements expected to impact the Company.

(3) Significant Risks and Uncertainties
Federal Regulation
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The rule provides that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account ("IRA") are fiduciaries of that plan or IRA. The rule expands the definition of fiduciary under ERISA to apply to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption, either the newly introduced Best Interest Contract Exemption ("BICE") or amended PTE 84-24. The rule took effect June 2016 but the “applicability date" was delayed by DOL to June 9, 2017. DOL also acted to delay many aspects of the prohibited transaction exemption requirements during a transition period which has been extended to July 1, 2019. If the requirements of the exemptions were to be implemented fully, the impact on the financial services industry generally and on the Company and its business in particular is difficult to assess. We believe, however, it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of the Company's annuity sales are to IRAs. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition. Management will continue to monitor developments closely, including potential action to implement rules similar to the DOL Rule by state officials or the Securities and Exchange Commission and believes it is prepared to execute implementation plans as necessary to meet the rule and exemption requirements on the requisite applicability dates.
Use of Estimates and Assumptions
The preparation of the Company's unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.
Concentrations of Financial Instruments
As of March 31, 2018 and December 31, 2017, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,484 or 11% and $2,851 or 12%, respectively, of the invested assets portfolio and an amortized cost of $2,537 and $2,850, respectively. As of March 31, 2018, the Company’s holdings in this industry include investments in 110 different issuers with the top ten investments accounting for 31% of the total holdings in this industry. As of March 31, 2018 and December 31, 2017, the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of March 31, 2018 and December 31, 2017 was AT&T Inc. and Wells Fargo & Company, respectively, with a total fair value of $127 or 1% and $155 or 1% of the invested assets portfolio, respectively.
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
The Company’s exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders surrender their contracts in a rising interest rate environment, requiring the Company to liquidate assets in an unrealized loss position. Management believes this risk is mitigated to some extent by surrender charge protection provided by the Company’s products.

Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”), a third-party reinsurer, that could have a material impact on the Company’s financial position in the event that Wilton Re fails to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of March 31, 2018. As of March 31, 2018, the net amount recoverable from Wilton Re was $1,572. The Company monitors the financial condition of Wilton Re and other individual reinsurers to attempt to reduce the risk of default by such reinsurers. The Company also monitors concentration risk arising from similar economic characteristics of reinsurers. Wilton Re is current on all amounts due as of March 31, 2018.

(4) Investments
The Company’s fixed maturity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), and deferred income taxes. The Company's equity securities investments are carried at fair value with unrealized gains and losses included in net income. The Company’s consolidated investments at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$3,062	$6	$(16)	$3,052	$3,052
Commercial mortgage-backed securities	938	1	(15)	924	924
Corporates	13,379	22	(317)	13,084	13,084
Hybrids	1,230	4	(30)	1,204	1,204
Municipals	1,733	4	(27)	1,710	1,710
Residential mortgage-backed securities	1,235	5	(8)	1,232	1,232
U.S. Government	161	—	(1)	160	160
Total available-for-sale securities	21,738	42	(414)	21,366	21,366
Equities	780	2	(13)	769	769
Derivative investments	389	6	(102)	293	293
Commercial mortgage loans	528	—	—	526	528
Other invested assets	276	—	—	272	276
Total investments	$23,711	$50	$(529)	$23,226	$23,232

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$3,061	$7	$(3)	$3,065	$3,065
Commercial mortgage-backed securities	956	1	(1)	956	956
Corporates	12,914	122	(21)	13,015	13,015
Equities	764	1	(4)	761	761
Hybrids	1,445	6	(5)	1,446	1,446
Municipals	1,736	12	(1)	1,747	1,747
Residential mortgage-backed securities	1,279	1	(3)	1,277	1,277
U.S. Government	84	—	—	84	84
Total available-for-sale securities	22,239	150	(38)	22,351	22,351
Derivative investments	459	36	(3)	492	492
Short term investments	25	—	—	25	25
Commercial mortgage loans	548	—	—	549	548
Other invested assets	188	—	—	186	188
Total investments	$23,459	$186	$(41)	$23,603	$23,604
The unrealized gains and losses were reset to zero effective November 30, 2017 as a result of the Business Combination and application of acquisition accounting. Included in AOCI were cumulative gross unrealized gains of $0 and gross unrealized losses of $0 related to the non-credit portion of other-than-temporary-impairments ("OTTI") on non-agency residential mortgage backed securities ("RMBS") at March 31, 2018 and gross unrealized gains of $0 and gross unrealized losses of $0 related to the non-credit portion of OTTI on non-agency RMBS at December 31, 2017.

Securities held on deposit with various state regulatory authorities had a fair value of $20,138 and $20,301 at March 31, 2018 and December 31, 2017, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
At March 31, 2018 and December 31, 2017, the Company held investments that were non-income producing for a period greater than twelve months with fair values of $0 and $0, respectively.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $927 and $715 at March 31, 2018 and December 31, 2017, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2018
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$188	$188
Due after one year through five years	1,176	1,166
Due after five years through ten years	2,543	2,488
Due after ten years	11,917	11,654
Subtotal	15,824	15,496
Other securities which provide for periodic payments:
Asset-backed securities	3,062	3,052
Commercial mortgage-backed securities	938	924
Structured hybrids	679	662
Residential mortgage-backed securities	1,235	1,232
Subtotal	5,914	5,870
Total fixed maturity available-for-sale securities	$21,738	$21,366
The Company's available-for-sale securities with unrealized losses are reviewed for potential OTTI. For factors considered in evaluating whether a decline in value is other-than-temporary, please refer to “Note 2. Significant Accounting Policies and Practices" to the Company’s 2017 Form 10-K.
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
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI as discussed above, the Company determined that the unrealized losses as of March 31, 2018 increased due to higher interest rates during the quarter coupled with an increase in the spreads over Treasuries required by investors for corporate and municipal bonds. Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of March 31, 2018.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	March 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,297	$(16)	$—	$—	$2,297	$(16)
Commercial mortgage-backed securities	815	(15)	—	—	815	(15)
Corporates	11,588	(317)	—	—	11,588	(317)
Hybrids	1,017	(30)	—	—	1,017	(30)
Municipals	1,482	(27)	—	—	1,482	(27)
Residential mortgage-backed securities	926	(8)	—	—	926	(8)
U.S. Government	161	(1)	—	—	161	(1)
Total available-for-sale securities	$18,286	$(414)	$—	$—	$18,286	$(414)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,054
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						0
Total number of available-for-sale securities in an unrealized loss position						2,054

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,944	$(3)	$—	$—	$1,944	$(3)
Commercial mortgage-backed securities	478	(1)	—	—	478	(1)
Corporates	4,098	(21)	—	—	4,098	(21)
Equities	436	(4)	—	—	436	(4)
Hybrids	484	(5)	—	—	484	(5)
Municipals	285	(1)	—	—	285	(1)
Residential mortgage-backed securities	939	(3)	—	—	939	(3)
U.S. Government	74	—	—	—	74	—
Total available-for-sale securities	$8,738	$(38)	$—	$—	$8,738	$(38)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,224
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						0
Total number of available-for-sale securities in an unrealized loss position						1,224

At March 31, 2018 and December 31, 2017, securities in an unrealized loss position were primarily concentrated in investment grade, corporate debt and hybrid instruments.
At March 31, 2018 and December 31, 2017, securities with a fair value of $4 and $10, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which were insignificant to the carrying value of all investments, respectively.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three months ended March 31, 2018 and 2017 (Predecessor), for which a portion of the OTTI was recognized in AOCI:

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
Beginning balance	$—	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—
OTTI was not previously recognized	—	—
Ending balance	$—	$3
The following table breaks out the credit impairment loss type, the associated amortized cost and fair value of the investments at the balance sheet date and non-credit losses in relation to fixed maturity securities and other invested assets held by the Company for the three months ended March 31, 2018 and 2017 (Predecessor):

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
Credit impairment losses in operations	$(2)	$(21)
Change-of-intent losses in operations	—	—
Amortized cost	—	7
Fair value	—	6
Non-credit losses in other comprehensive income for investments which experienced OTTI	—	—
Details of OTTI that were recognized in "Net income (loss)" and included in net realized gains on securities were as follows:

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
OTTI Recognized in Net Income (Loss)
Corporates	$(2)	$(20)
Other invested assets	—	(1)
Total	$(2)	$(21)
The portion of OTTI recognized in AOCI is disclosed in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% and 2% of the Company’s total investments as of March 31, 2018 and December 31, 2017, respectively. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2018		December 31, 2017
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral Home	$—	—%	$—	—%
Hotel	22	4%	22	4%
Industrial - General	45	9%	46	9%
Industrial - Warehouse	21	4%	38	6%
Multifamily	70	13%	70	13%
Office	157	30%	158	29%
Retail	213	40%	214	39%
Total commercial mortgage loans, gross of valuation allowance	$528	100%	$548	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$528		$548

U.S. Region:
East North Central	$112	21%	$108	20%
East South Central	20	4%	20	4%
Middle Atlantic	85	16%	85	15%
Mountain	66	13%	67	12%
New England	14	3%	14	3%
Pacific	134	25%	135	25%
South Atlantic	58	11%	65	12%
West North Central	13	2%	13	2%
West South Central	26	5%	41	7%
Total commercial mortgage loans, gross of valuation allowance	$528	100%	$548	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$528		$548
All of the Company's investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at March 31, 2018 and December 31, 2017, as measured at inception of the loans unless otherwise updated. As of March 31, 2018, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at March 31, 2018 and December 31, 2017 :

	Debt-Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00	N/A(a)
March 31, 2018
LTV Ratios:
Less than 50%	$275	$—	$—	$—	$275	52%	$274	52%
50% to 60%	234	7	—	—	241	46%	240	46%
60% to 75%	12	—	—	—	12	2%	12	2%
Commercial mortgage loans	$521	$7	$—	$—	$528	100%	$526	100%

December 31, 2017
LTV Ratios:
Less than 50%	$293	$—	$—	$—	$293	54%	$294	54%
50% to 60%	236	7	—	—	243	44%	243	44%
60% to 75%	12	—	—	—	12	2%	12	2%
Commercial mortgage loans	$541	$7	$—	$—	$548	100%	$549	100%
(a) N/A - Current DSC ratio not available.
The Company establishes a general mortgage loan allowance based upon the underlying risk and quality of the mortgage loan portfolio using DSC ratio and LTV ratio. A higher LTV ratio will result in a higher allowance. A higher DSC ratio will result in a lower allowance. The Company believes that the DSC ratio is an indicator of default risk on loans. The Company believes that the LTV ratio is an indicator of the principal recovery risk for loans that default.

	March 31, 2018	December 31, 2017
Gross balance commercial mortgage loans	$528	$548
Allowance for loan loss	—	—
Net balance commercial mortgage loans	$528	$548
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2018 and December 31, 2017, the Company had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	March 31, 2018	December 31, 2017
Current to 30 days	$528	$548
Past due	—	—
Total carrying value	$528	$548

Mortgage loan workouts, refinances or restructures that are classified as troubled debt restructurings (TDR) are individually evaluated and measured for impairment. As of March 31, 2018 and December 31, 2017, our CML portfolio had no impairments, modifications or TDR.
Net Investment Income
The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
Fixed maturity securities, available-for-sale	$242	$236
Equity securities	10	10
Commercial mortgage loans	7	6
Invested cash and short-term investments	3	—
Other investments	11	1
Gross investment income	273	253
Investment expense	(10)	(6)
Net investment income	$263	$247

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying Consolidated Statements of Operations were as follows:

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
Net realized losses on fixed maturity available-for-sale securities	$(37)	$(17)
Realized losses on equity securities	(6)	—
Change in fair value of other derivatives and embedded derivatives	—	1
Realized losses on other invested assets	(3)	(1)
Hedging derivatives and reinsurance-related embedded derivatives:
Realized gains on certain derivative instruments	11	75
Unrealized gains (losses) on certain derivative instruments	(135)	34
Change in fair value of reinsurance related embedded derivatives	(21)	(11)
Realized gains (losses) on hedging derivatives and reinsurance-related embedded derivatives	(145)	98
Net investment gains (losses)	$(191)	$81

The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
Proceeds	$2,778	$263
Gross gains	8	8
Gross losses	(43)	(2)
In accordance with the Company's adoption of ASU 2016-01, for the three months ended March 31, 2018 the Company had the following realized and unrealized gains and losses on equity securities:

Three months ended
March 31, 2018
Net gains (losses) recognized during the period on equity securities	$(6)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	1
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(7)
The Company's adoption of ASU 2016-01 with respect to gains and losses on equity securities had a $(7) million impact on pre-tax net income, or $0.03 per common share, for the three months ended March 31, 2018.
Unconsolidated Variable Interest Entities
FGL Insurance owns investments in VIEs that are not consolidated within the Company’s financial statements.  VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest.  These VIEs are not consolidated in the Company’s financial statements for the following reasons: 1)  FGL Insurance either does not control or does not have any voting rights or notice rights; 2)  the Company does not have any rights to remove the investment manager; and 3)  the Company was not involved in the design of the investment.  These characteristics indicate that FGL Insurance lacks the ability to direct the activities, or otherwise exert control, of the VIEs and is not considered the primary beneficiary of them.
The Company previously executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund June 2019. The Company has funded $42 as of March 31, 2018.
The Company invests in various limited partnerships as a passive investor. These investments are in corporate credit and real estate debt strategies that have a current income bias. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of March 31, 2018, the Company's maximum exposure to loss was $191 in recorded carrying value and $160 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	March 31, 2018	December 31, 2017
Assets:
Derivative investments:
Call options	$278	$477
Futures contracts	2	—
FSRC derivative contracts	13	15
Other invested assets:
Other derivatives and embedded derivatives	17	17
	$310	$509

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,333	$2,387
Other liabilities:
Preferred shares reimbursement feature embedded derivative	24	23
	$2,357	$2,410

The change in fair value of derivative instruments included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
Revenues:
Net investment (losses) gains:
Call options	$(120)	$105
Futures contracts	(2)	4
FSRC derivative contracts	(2)	—
Other derivatives and embedded derivatives	—	1
Reinsurance related embedded derivatives	(21)	(11)
Total net investment (losses) gains:	$(145)	$99

Benefits and other changes in policy reserves:
FIA embedded derivatives	$(54)	$112

Acquisition and operating expenses, net of deferrals:
Preferred shares reimbursement feature embedded derivative (a)	(1)	—
(a) Only applicable to Successor periods.

Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At March 31, 2018, the fair value of the fund-linked note and embedded derivative were $25 and $17, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".

Fixed Index Annuity ("FIA") Contracts
The Company has FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Condensed Consolidated Statements of Operations. See a description of the fair value methodology used in "Note 6. Fair Value of Financial Instruments".
The Company purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and the Company purchases new one, two, three, or five year call options to fund the next index credit. The Company manages the cost of these purchases through the terms of its FIA contracts, which permit the Company to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains (losses).” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Preferred Equity Remarketing Reimbursement Embedded Derivative Liability
On November 30, 2017 the Company issued 275,000 Series A cumulative preferred shares and 100,000 Series B cumulative preferred shares (together the “Preferred Shares”). The Preferred Shares do not have a maturity date and are non-callable for the first five years. From and after November 30, 2022, the original holders of the Preferred Shares may request and thus require, the Company (subject to customary blackout provisions) to remarket the Preferred Shares on their existing terms. If the remarketing is successful and the original holders elect to sell their preferred shares at the remarketed price and proceeds from such sale are less than the outstanding balance of the applicable shares (including dividends paid in kind and accumulated but unpaid dividends), the Company will be required to reimburse the sellers, up to a maximum of 10% of the par value of the originally issued preferred shares (including dividends paid in kind and accumulated but unpaid dividends) with such amount payable either in cash, ordinary shares, or any combination thereof, at the Company's option (the “Reimbursement Feature”). The Reimbursement Feature represents an embedded derivative that is not clearly and closely related to the preferred stock host and must be bifurcated. The Reimbursement Feature liability is held at fair value within “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets using a Black Derman Toy model incorporating among other things the paid in kind dividend coupon rate and the Company’s call option. Changes in fair value of this derivative are recognized within “Acquisition and operating expenses, net of deferrals” in the accompanying Condensed Consolidated Statements of Operations.
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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2018				December 31, 2017
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$2,636	$68	$24	$44	$2,780	$150	$118	$32
Deutsche Bank	A-/A3/A-	1,634	40	40	—	1,345	51	55	(4)
Morgan Stanley	*/A1/A+	1,640	39	37	2	1,555	92	101	(9)
Barclay's Bank	A*+/A2/A	1,933	61	49	12	2,090	103	95	8
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	3,074	83	78	5	2,807	96	98	(2)
Total		$10,917	$291	$228	$63	$10,577	$492	$467	$25
(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of March 31, 2018 and December 31, 2017, counterparties posted $228 and $467 of collateral, respectively, of which $204 and $349 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining $24 and $118 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively. This collateral generally consists of U.S. treasury bonds and mortgage-backed securities. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $63 and $25 at March 31, 2018 and December 31, 2017, respectively.
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes.  In June 2017, the Company began reinvesting derivative cash collateral to reduce the interest cost. Cash collateral is invested in short term Treasury securities and A1/P1 commercial paper which are included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets.
The Company held 1,364 and 1,754 futures contracts at March 31, 2018 and December 31, 2017, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed

Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $7 and $8 at March 31, 2018 and December 31, 2017, respectively.
Reinsurance Related Embedded Derivatives (Predecessor)

FGL Insurance has a coinsurance arrangement with FSRC, meaning that funds are withheld by FGL Insurance as the legal owner, but the credit risk is borne by FSRC. This arrangement created an obligation for FGL Insurance to pay FSRC at a later date, which resulted in an embedded derivative. This embedded derivative was considered a total return swap with contractual returns that were attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap was based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative was reported in “Other assets”, if in a net gain position, or "Other liabilities", if in a net loss position, on the Predecessor's Condensed Consolidated Balance Sheets and the related gains or losses were reported in “Net investment gains” on the Predecessor's Condensed Consolidated Statements of Operations. Due to the acquisition of FSRC, the reinsurance related embedded derivative is eliminated in consolidation in the Successor periods.
Call option payable to FSRC (Predecessor)
Under the terms of the coinsurance arrangement with FSRC, FGL Insurance is required to pay FSRC a portion of the net cost of equity option purchases and the proceeds from expirations related to the equity options which hedged the index credit feature of the reinsured FIA contracts. Accordingly, the payable to FSRC was reflected in "Funds withheld for reinsurance liabilities" as of the balance sheet date with changes in fair value reflected within the “Net investment gains (losses)” in Predecessor's Condensed Consolidated Statements of Operations. Due to the acquisition of FSRC, the call option payable to FSRC is eliminated in consolidation in the Successor periods.

(6) Fair Value of Financial Instruments
The Company’s measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include the Company’s own credit risk. The Company’s estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market for that asset of liability in the absence of a principal market as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”). The Company categorizes financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:
Level 1 - Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.
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

	March 31, 2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,157	$—	$—	$1,157	$1,157
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,751	301	3,052	3,052
Commercial mortgage-backed securities	—	882	42	924	924
Corporates	—	11,852	1,232	13,084	13,084
Hybrids	266	928	10	1,204	1,204
Municipals	—	1,673	37	1,710	1,710
Residential mortgage-backed securities	—	1,167	65	1,232	1,232
U.S. Government	134	26	—	160	160
Equity securities	457	265	4	726	726
Derivative financial instruments	2	291	—	293	293
Reinsurance related embedded derivative, included in other assets	—	—	—	—	—
Short term investments	—	—	—	—	—
Other invested assets	—	—	17	17	17
Funds withheld for reinsurance receivables, at fair value	82	660	6	748	748
Total financial assets at fair value	$2,098	$20,495	$1,714	$24,307	$24,307
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	2,333	2,333	2,333
Fair value of future policy benefits (FSRC)	—	—	712	712	712
Preferred shares reimbursement feature embedded derivative	—	—	24	24	24
Total financial liabilities at fair value	$—	$—	$3,069	$3,069	$3,069

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,215	$—	$—	$1,215	$1,215
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,653	412	3,065	3,065
Commercial mortgage-backed securities	—	907	49	956	956
Corporates	—	11,829	1,186	13,015	13,015
Hybrids	253	1,183	10	1,446	1,446
Municipals	—	1,709	38	1,747	1,747
Residential mortgage-backed securities	—	1,211	66	1,277	1,277
U.S. Government	52	32	—	84	84
Equity securities, available-for-sale	404	310	3	717	717
Derivative financial instruments	—	492	—	492	492
Short term investments	25	—	—	25	25
Other invested assets	—	—	17	17	17
Funds withheld for reinsurance receivables, at fair value	88	648	4	740	740
Total financial assets at fair value	$2,037	$20,974	$1,785	$24,796	$24,796
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,387	$2,387	$2,387
Fair value of future policy benefits (FSRC)	—	—	728	728	728
Preferred shares reimbursement feature embedded derivative	—	—	23	23	23
Total financial liabilities at fair value	$—	$—	$3,138	$3,138	$3,138
Valuation Methodologies
Fixed Maturity Securities & Equity Securities
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company's fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include third-party pricing services, independent broker quotations, or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met.
For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant unobservable input used in the fair value measurement of equity securities for which the market approach valuation technique is employed is yields for comparable securities. Increases (decreases) in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company also has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation.
The fair value of the Company's investment in mutual funds is based on the net asset value published by the respective mutual fund and represents the value the Company would have received if it withdrew its investment on the balance sheet date.

The Company did not adjust prices received from third parties as of March 31, 2018 or December 31, 2017. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, non-performance spread and option costs. The mortality multiplier at March 31, 2018 and December 31, 2017 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.
The fair value of the Reimbursement Feature embedded derivative is determined using a Black Derman Toy model, incorporating the paid in kind dividend coupon, the Company's redemption option and the preferred shareholder's remarketing feature. The remarketing feature allows the shareholder to put the preferred shares to the Company for a value of par after five years if the value would be otherwise less than 90% par. There were $1 of changes in fair value are recognized during the three months ended March 31, 2018 due to changes in the credit spread.
Other Invested Assets
Fair value of the AnchorPath embedded derivative is based on an unobservable input, the net asset value of the AnchorPath fund at the balance sheet date.  The embedded derivative is similar to a call option on the net asset value of the AnchorPath fund with a strike price of zero since FGL Insurance will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath fund on the maturity date.  Therefore, the Black-Scholes model returns the net asset value of the AnchorPath fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the AnchorPath fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the AnchorPath fund. As the value of the AnchorPath fund increases or decreases, the fair value of the embedded derivative will increase or decrease.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2018 and December 31, 2017, are as follows:

	Fair Value at			Range (Weighted average)
	March 31, 2018	Valuation Technique	Unobservable Input(s)	March 31, 2018
Assets
Asset-backed securities	$301	Broker-quoted	Offered quotes	97.50% - 102.75% (99.96%)
Commercial mortgage-backed securities	17	Broker-quoted	Offered quotes	100.00% - 105.99% (105.64%)
Commercial mortgage-backed securities	25	Matrix Pricing	Quoted prices	120.74% - 120.74% (120.74%)
Corporates	686	Broker-quoted	Offered quotes	72.70% - 105.99% (98.19%)
Corporates	546	Matrix Pricing	Quoted prices	68.36% - 112.21% (100.95%)
Hybrids	10	Broker-quoted	Offered quotes	94.85% - 94.85% (94.85%)
Municipals	37	Broker-quoted	Offered quotes	110.91% - 110.91% (110.91%)
Residential mortgage-backed securities	65	Broker-quoted	Offered quotes	91.86% - 101.38% (98.47%)
Equity securities (Salus preferred equity)	4	Income-Approach	Yield	6.40%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	17	Black scholes model	Market value of AnchorPath fund	100.00%
Funds withheld for reinsurance receivables at fair value	5	Matrix pricing	Calculated prices	100.00%
Funds withheld for reinsurance receivables at fair value	1	Loan recovery value	Recovery rate	26.00%
Total	$1,714
Liabilities
Future policy benefits (FSRC)	$712	Discounted cash flow	Non-Performance risk spread	0.30%
Derivatives:
FIA embedded derivatives included in contractholder funds	2,333	Discounted Cash Flow	Risk margin to reflect uncertainty	0.61%
			Market value of option	0.00% - 29.52% (2.63%)
			SWAP rates	2.71% - 2.79% (2.73%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (6.04%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.10% - 17.33% (2.05%)
Preferred shares reimbursement feature embedded derivative	24	Black Derman Toy model	Credit Spread	4.58%
			Yield Volatility	20.00%
Total liabilities at fair value	$3,069

	Fair Value at			Range (Weighted average)
	December 31, 2017	Valuation Technique	Unobservable Input(s)	December 31, 2017
Assets
Asset-backed securities	$412	Broker-quoted	Offered quotes	98.00% - 102.56% (100.27%)
Commercial mortgage-backed securities	49	Broker-quoted	Offered quotes	99.50% - 122.78% (114.09%)
Corporates	780	Broker-quoted	Offered quotes	73.55% - 109.63% (99.77%)
Corporates	406	Matrix Pricing	Quoted prices	67.72% - 115.04% (103.72%)
Hybrids	10	Broker-quoted	Offered quotes	96.89% - 96.89% (96.89%)
Municipals	38	Broker-quoted	Offered quotes	111.84% - 111.84% (111.84%)
Residential mortgage-backed securities	66	Broker-quoted	Offered quotes	93.25% - 102.25% (100.11%)
Equity securities available-for-sale (Salus preferred equity)	3	Income-Approach	Yield	5.00%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	17	Black scholes model	Market value of AnchorPath fund	100.00%
Funds withheld for reinsurance receivables at fair value	3	Matrix pricing	Calculated prices	100.00%
Funds withheld for reinsurance receivables at fair value	1	Loan recovery value	Recovery rate	26.00%
Total	$1,785
Liabilities
Future policy benefits (FSRC)	$728	Discounted cash flow	Non-Performance risk spread	0.27%
			Risk margin to reflect uncertainty	0.54%
Derivatives:
FIA embedded derivatives, included in contractholder funds	2,387	Discounted Cash Flow	Market value of option	0.00% - 29.93% (4.11%)
			SWAP rates	2.24% - 2.40% (2.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (6.13%)
			Partial withdrawals	2.00% - 3.50% (2.75%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.06% - 17.33% (1.99%)
Preferred shares reimbursement feature embedded derivative	$23	Black Derman Toy model	Credit Spread	4.13%
			Yield Volatility	20%
Total liabilities at fair value	$3,138

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2018 and 2017, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$412	$—	$(2)	$28	$—	$(6)	$(131)	$301
Commercial mortgage-backed securities	49	—	(1)	—	—	(6)	—	42
Corporates	1,186	—	(20)	100	—	(34)	—	1,232
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	(1)	—	—	—	—	37
Residential mortgage-backed securities	66	—	—	—	—	(1)	—	65
Equity securities	3	1	—	—	—	—	—	4
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Funds withheld for reinsurance receivables at fair value	4	—	—	2	—	—	—	6
Total assets at Level 3 fair value	$1,785	$1	$(24)	$130	$—	$(47)	$(131)	$1,714
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,387	$(54)	$—	$—	$—	$—	$—	$2,333
Future policy benefits (FSRC)	728	(20)	—	—	—	4	—	712
Preferred shares reimbursement feature embedded derivative	23	1	—	—	—	—	—	24
Total liabilities at Level 3 fair value	$3,138	$(73)	$—	$—	$—	$4	$—	$3,069
(a) The net transfers out of Level 3 during the three months ended March 31, 2018 were exclusively to Level 2.

	Three months ended March 31, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$197	$—	$1	$—	$—	$(9)	$(19)	$170
Commercial mortgage-backed securities	85	—	1	—	—	—	(8)	78
Corporates	1,078	—	5	60	—	(33)	(4)	1,106
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	1	—	—	—	—	38
Residential mortgage-backed securities	—	—	—	—	—	—	14	14
Equity securities available-for-sale	1	—	—	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	13	1	—	—	—	—	—	14
Loan participations	6	(1)	—	—	—	(5)	—	—
Total assets at Level 3 fair value	$1,427	$—	$8	$60	$—	$(47)	$(17)	$1,431
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,250	$112	$—	$—	$—	$—	$—	$2,362
Total liabilities at Level 3 fair value	$2,250	$112	$—	$—	$—	$—	$—	$2,362
(a) The net transfers out of Level 3 during the Predecessor three months ended March 31, 2017 were exclusively to Level 2.
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

Commercial Mortgage Loans
The fair value of commercial mortgage loans is established using a discounted cash flow method based on credit rating, maturity and future income. This yield-based approach is sourced from our third-party vendor. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower, and payment record. In the event of an impairment, the carrying value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral-dependent. The inputs used to measure the fair value of our commercial mortgage loans are classified as Level 3 within the fair value hierarchy.

Policy Loans (included within Other Invested Assets)
Fair values for policy loans are estimated from a discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.

Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At March 31, 2018 and December 31, 2017, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy. Our revolving credit facility debt is classified as Level 3 within the fair value hierarchy, and the estimated fair value reflects the carrying value as the revolver has no maturity date.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	March 31, 2018
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock, included in other invested assets	$—	$50	$—	$50	$50
Commercial mortgage loans	—	—	526	526	528
Policy loans, included in other invested assets	—	—	14	14	18
Total	$—	$50	$540	$590	$596

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$17,158	$17,158	$19,750
Debt	—	304	135	439	442
Total	$—	$304	$17,293	$17,597	$20,192

	December 31, 2017
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$549	$549	$548
Policy loans, included in other invested assets	—	—	15	15	17
Funds withheld for reinsurance receivables, at fair value	—	—	16	16	16
Total	$—	$—	$580	$580	$581

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$16,659	$16,659	$19,457
Debt	—	307	105	412	412
Total	$—	$307	$16,764	$17,071	$19,869

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments are measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies” to the Company's 2017 Form 10-K.

	Carrying Value After Measurement
	March 31, 2018	December 31, 2017
Equity securities	$43	$44
Limited partnership investment, included in other invested assets	191	154
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
The Company’s assessment resulted in gross transfers into and gross transfers out of certain fair value levels by asset class for the three months ended March 31, 2018 and 2017, are as follows:

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Three months ended March 31, 2018
Asset-backed securities	$—	$—	$131	$—	$—	$131
Hybrids	15	—	—	15	—	—
Total transfers	$15	$—	$131	$15	$—	$131
Predecessor
Three months ended March 31, 2017
Asset-backed securities	$—	$—	$54	$35	$35	$54
Commercial mortgage-backed securities	—	—	8	—	—	8
Corporates	—	—	5	1	1	5
Residential mortgage-backed securities	—	—	—	14	14	—
Total transfers	$—	$—	$67	$50	$50	$67

(7) Intangibles, including deferred acquisition costs, deferred sales inducements and value of business acquired, net
FGL and FSR acquisitions
As part of the FGL acquisition, the following intangible assets (and the weighted average useful lives) were identified:

	Carrying amount	Weighted Average Useful Life (Years)
State insurance licenses	$6	Indefinite
Trade marks / trade names	15	10
Total	$21
Carrying amounts
A summary of the changes in the carrying amounts of the Company's intangible assets, are as follows:

	VOBA	UREV	DSI	DAC	Total
Balance at December 31, 2017	$827	$—	$10	$19	$856
Deferrals	—	(9)	26	59	76
Amortization	(26)	7	(1)	(1)	(21)
Interest	5	—	—	—	5
Unlocking	—	—	—	—	—
Adjustment for net unrealized investment (gains) losses	38	(5)	1	4	38
Balance at March 31, 2018	$844	$(7)	$36	$81	$954

Predecessor	VOBA	UREV	DSI	DAC	Total
Balance at December 31, 2016	$118	$—	$86	$1,024	$1,228
Deferrals	—	—	11	79	90
Amortization	(9)	—	(5)	(37)	(51)
Interest	3	—	1	11	15
Unlocking	4	—	(1)	—	3
Adjustment for net unrealized investment (gains) losses	(107)	—	—	6	(101)
Balance at March 31, 2017	$9	$—	$92	$1,083	$1,184
Amortization of VOBA, DAC, DSI, and UREV is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0.05% to 4.01%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, DSI, and UREV that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statement of Operations. As of March 31, 2018, and March 31, 2017, the VOBA balances included cumulative adjustments for net unrealized investment losses (gains) of $22 and $(147), respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses of $0 and $13, respectively. As of March 31, 2018, the DSI balance included net unrealized investment losses of $2, and the UREV balance included net unrealized investment gains of $(3).

Definite Lived Intangible Assets
Amortizable intangible assets as of March 31, 2018 consist of the following:

	March 31, 2018
	Cost	Accumulated amortization	Net
Trade names	16	1	15
Estimated amortization expense for VOBA in future fiscal periods is as follow:

Estimated Amortization Expense
Fiscal Year
2018	40
2019	79
2020	85
2021	81
2022	73
Thereafter	464
(8) Debt
The Company's outstanding debt as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Debt	$307	$307
Revolving credit facility	135	105
The $135 and $105 drawn balances on the revolver carried interest rates equal to 4.63% and 4.17%, as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the amount available to be drawn on the revolver was $115 and $145, respectively.
The interest expense and amortization of debt issuance costs of the Company's debt for the three months ended March 31, 2018 and 2017, respectively, were as follows:

	Three months ended
	March 31, 2018		March 31, 2017
			Predecessor
	Interest Expense	Amortization	Interest Expense	Amortization
Debt	5	—	5	—
Revolving credit facility	1	—	1	—

(9) Equity

Share Repurchases (Predecessor)
The Company acquired 4 thousand shares for a total cost of $0 to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan during the three months ended March 31, 2017.

Dividends
The Company did not declare a cash dividend to its common shareholders during the three months ended March 31, 2018. The Company declared the following cash dividends to its common shareholders during the three months ended March 31, 2017:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
February 2, 2017	March 6, 2017	February 21, 2017	58,308	$0.065	$4
The Company declared the following dividends to its preferred shareholders during the three months ended March 31, 2018:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	277	Paid in kind	$—	5
Series B Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	101	Paid in kind	$—	1

(10) Stock Compensation

On August 8, 2017, the Company adopted a stock-based incentive plan (the “Incentive Plan”) that permits the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing. The Company’s Compensation Committee is authorized to grant up to 15,006 thousand equity awards under the Incentive Plan. No awards were granted under the Incentive Plan as of March 31, 2018.

(11) Income Taxes

The Company (“FGL Holdings, Cayman”) is a Cayman-domiciled corporation that has operations in Bermuda and the U.S. Neither the Cayman Islands nor Bermuda impose a corporate income tax. The Company’s U.S. non-life subsidiaries file a consolidated non-life U.S. Federal income tax return. For tax years prior to December 1, 2017, the non-life members were included in former parent company HRG’s consolidated U.S. Federal income tax return. The income tax liabilities of the Company as former members of the consolidated HRG return were calculated using the separate return method as prescribed in ASC 740. The Company’s US life insurance subsidiaries file a separate life consolidated U.S. Federal income tax return. The life insurance companies will be eligible to join in a consolidated filing with the U.S. non-life companies in 2022.
The Company’s Bermuda insurance subsidiary, F&G Re, is party to a ModCo reinsurance agreement with its US Life sister company, FGL Insurance. The Tax Cut and Jobs Act (“TCJA”) enacted in 2017, contained a Base-Erosion and Anti-Abuse Tax (“BEAT”). The BEAT provisions apply a minimum tax (5% in 2018) to certain reinsurance payments settled between FGL Insurance and F&G Re. Absent clarifying guidance, the current language in the Act suggests that the tax is applied without regard to deduction or offset under a typical Modco arrangement (i.e. a “Gross application”). Without clarifying guidance from Regulatory authorities in regards to allowing for a “Net application” in the calculation of BEAT, the Company will make an election under IRC Code Section 953(d) for the 2018 tax year, which will result in F&G Re Ltd being treated as if it were a US Tax Payer. The effect of the election would be retroactive to the beginning of the Tax calendar year. The current period financial statements reflect an assumed 953(d) election with regard to FG Re Ltd. As a result of the election, which would occur in the event that clarifying language allowing a "net application" is not determined, an opening balance sheet deferred tax liability was set up resulting in a discrete expense being recorded for the quarter. The provision for income taxes represents federal income taxes. The effective tax rate for the three months ended March 31, 2018 was 40%. The effective tax rate for the three months ended March 31, 2017 was 37%. The effective tax rate on pre-tax income for the current three month ended March 31, 2018 differs from the U.S Federal statutory rate for

2018 of 21% primarily due to the impact of F&G Re making an election to be a US taxpayer. As a result of the election an opening balance sheet deferred tax liability was set up resulting in a discrete expense being recorded for the quarter. The effective tax rate on pre-tax income for the three months ended March 31, 2017 differed from the U.S Federal statutory rate for 2017 of 35% primarily due to the valuation allowance placed against the income tax benefit of the Company’s non-life subsidiaries.
The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017, and it amended many provisions of the Internal Revenue Code that  effect on the Company.  The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for the effects of U.S. tax reform in circumstances in which an exact calculation cannot be made, but for which a reasonable estimate can be determined. As internal systems are updated and additional guidance becomes available, the estimate will be updated in accordance with instruction outlined in the standard and within the measurement period, which is not to extend beyond one year from the enactment date.  The only provisional amount utilized in the preparation of the Company’s financial statements was tax reserves.  As of the reporting date, the Company has not yet been able to update its reserving system for the impact of the TCJA.  A reasonable estimate, prepared by the Companies Actuarial department, was calculated at December 31, 2017 and refined as in the current period. The refinement had no impact on the Company’s ETR as the book\tax difference on tax reserves is a timing difference.   No other provisions of the U.S. tax reform had a significant impact on our 2017 income tax provisions.
The Company maintains a valuation allowance against the deferred tax assets of its non-life insurance company subsidiaries, FSRC, and the unrealized capital losses on F&G Re. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income that would allow for recognition of their deferred tax assets. FSRC is in a cumulative loss position and does not have a sufficient track record of earnings to recognize any portion of its deferred tax assets. F&G Re does not have a source of capital gain income needed to recognize its unrealized loss deferred tax assets.
All other deferred tax assets are more likely than not to be realized based on expectations as to our future taxable income and considering all other available evidence, both positive and negative.
The valuation allowance is reviewed quarterly and will be maintained until there is sufficient positive evidence to support a release. At each reporting date, management considers new evidence, both positive and negative, that could impact the future realization of deferred tax assets. Management will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.
As of March 31, 2018, the Company had a partial valuation allowance of $34 against its gross deferred tax assets of $292. The valuation allowance is an offset to the non-life company deferred tax assets, FSRC deferred tax assets, and F&G Re deferred tax assets on unrealized capital losses that are considered more likely than not to be unrecoverable due to insufficient sources of future income.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of March 31, 2018 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

March 31, 2018
Asset Type
Other invested assets	$160
Equity securities	33
Fixed maturity securities, available-for-sale	110
Other assets	12
Total	$315

Lease Commitments
The Company leases office space under non-cancelable operating leases that expire in May 2021. Rent expense and minimum rental commitments under non-cancelable leases are immaterial.
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
The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2018, FGL has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, the Company uses the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits including litigation against the Controller for the State of California which is subject to a stay and separate litigation against the Treasurer for the State of Illinois. The Company believes its current accrual will cover the reasonably estimated liability arising out of these developments, however costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to these matters.
On June 30, 2017, a putative class action complaint was filed against the Company in the United States District Court for the District of Maryland, captioned Brokerage Insurance Partners v. Fidelity & Guaranty Life Insurance Company, Fidelity & Guaranty Life, FS Holdco II Ltd, and John Doe, No. 17-cv-1815. The complaint alleges that the Company breached the terms of its agency agreement with Brokerage Insurance Partners (“BIP”) and other agents by changing certain compensation terms. The complaint asserts, among other causes of action, breach of contract, defamation, tortious interference with contract, negligent misrepresentation, and violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The complaint seeks to certify a class composed of all persons who entered into an agreement with the Company to sell life insurance and who sold at least one life insurance policy between January 1, 2015 and January 1, 2017.  The complaint seeks unspecified compensatory, consequential, and punitive damages in an amount not presently determinable, among other forms of relief.
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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the three months ended March 31, 2018, and the Predecessor three months ended March 31, 2017 were as follows:

	Three months ended
	March 31, 2018		March 31, 2017
			Predecessor
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	60	62	59	343
Assumed	—	(21)	—	—
Ceded	(42)	(59)	(56)	(75)
Net	18	(18)	3	268
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the three months ended March 31, 2018 or the Predecessor three months ended March 31, 2017. The Company did not commute any ceded reinsurance during the three months ended March 31, 2018 or the Predecessor three months ended March 31, 2017.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer,  to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. In accordance with the terms of this agreement, FGL Insurance cedes 70% net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees. Effective July 1, 2017, FGL Insurance extended this agreement to include new business issued during 2017. Effective January 1, 2018 FGL Insurance extended this agreement to include new business issued during 2018, and extended the recapture period from 8 to 12 years. FGL Insurance incurred risk charge fees of $2 and $1 during the three months ended March 31, 2018, and the period from December 1, 2017 to December 31, 2017, respectively, in relation to this reinsurance agreement.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
FSRC
FSRC, an affiliate of FGL Insurance, has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company from the coinsurance premium owed to FSRC as collateral for FSRC's payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. FSRC manages the assets supporting reserves in accordance with the internal investment policy of the ceding companies and applicable law.
FSRC has five reinsurance treaties with unaffiliated parties. At March 31, 2018, FSRC had $748 of funds withheld receivables and $712 of insurance reserves related to these reinsurance treaties.
See a description of FSRC’s accounting policy for its assumed reinsurance contracts in "Note 2. Significant Accounting Policies and Practices" within the Company's 2017 Form 10-K.
The Company adopted ASU 2016-01 effective January 1, 2018, which requires FSRC to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The adoption of this new accounting guidance had a $(2) million impact on pre-tax net income, or $0.01 per common share, for the three months ended March 31, 2018.
(14) Related Party Transactions
Affiliated Investments
The Company entered into investment management agreements with Blackstone ISG-I Advisors LLC ("BISGA"), a wholly-owned subsidiary of The Blackstone Group LP ("Blackstone"), and certain subsidiaries of the Company on December 1, 2017. The Company paid $23 to BISGA upon the close of the merger for services rendered related to the transaction and BISGA will forego approximately 30% of the first thirteen months’ management fee to which it is entitled under the investment management agreement. As of March 31, 2018, the Company has a net liability of $2 for the services consumed under this investment management agreement, partially offset by fees received and expense reimbursements from BISGA.
The Company holds certain fixed income security interests issued by portfolio companies that are affiliates of Blackstone Tactical Opportunities, an affiliate of Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd. (the “Blackstone Fixed Income Securities”) both on a direct and indirect basis.  Indirect investments include an investment made in an affiliates’ asset backed fund while direct investments entail an investment in an affiliates equity or debt securities.  As of March 31, 2018 and December 31, 2017, the Company held $186 and $188 in affiliated investments, respectively.  For the three months ended March 31, 2018 the Company did not invest in or sell any of its affiliated investments.  The Company had no gross realized gains or realized impairment losses on related party investments during the three months ended March 31, 2018.
The Company had $2 gross realized losses, net of impairment losses on related party investments during the Predecessor three months ended March 31, 2017.
FSRC (Predecessor)
FGL Insurance reinsures certain liabilities and obligations to FSRC. For the three months ended March 31, 2017 (Predecessor), FGL Insurance ceded $1 and $14 of premium revenue and benefits and other changes is policy reserves, respectively, to FSRC. There are no ceded operating results to FSRC for the three months ended March 31, 2018 as such amounts are eliminated on consolidation.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended
	March 31, 2018	March 31, 2017
		Predecessor
Net Income	$52	$22
Less Preferred stock dividend	7	—
Net income available to common shares	45	22

Weighted-average common shares outstanding - basic	214,370	58,326
Dilutive effect of unvested restricted stock & PRSU	—	20
Dilutive effect of stock options	—	36
Weighted-average shares outstanding - diluted	214,370	58,382

Net income per common share:
Basic	$0.21	$0.38
Diluted	$0.21	$0.38
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of the Successor and Predecessor shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three months ended March 31, 2018 excludes the incremental effect of 71 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 377 thousand preferred stock shares outstanding as of March 31, 2018 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met.
The calculation of diluted earnings per share for the Predecessor three months ended March 31, 2017 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect. The number of weighted average equivalent shares excluded in the Predecessor three months ended March 31, 2017 are 4 thousand shares.
The settlement terms of the PRSUs granted in 2017 by the Predecessor required cash settlement upon vesting as opposed to common equity settlement. As a result, these awards were liability classified and were excluded from EPS calculations.

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

FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $110 and $110 at March 31, 2018 and December 31, 2017, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $3 and $5 at March 31, 2018 and December 31, 2017, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and (deficit) surplus would be $(13) and $(18) as of March 31, 2018 and December 31, 2017, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at March 31, 2018 and December 31, 2017 was $100 and $97, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $(32) and $54 (decrease)/increase to statutory capital and surplus at March 31, 2018 and December 31, 2017, respectively. The prescribed and permitted statutory accounting practices have no impact on the Company’s Consolidated Financial Statements which are prepared in accordance with GAAP.
As of March 31, 2017, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.

(17) Subsequent Events
    On April 20, 2018, the Company completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025. The Company expects to use the net proceeds of the offering (i) to repay $135 of borrowings under its revolving credit facility and related expenses, (ii) to redeem in full and satisfy and discharge all of the outstanding $300 aggregate principal amount of FGLH's outstanding 6.375% Senior Notes due 2021 and (iii) for general corporate purposes, which may include additional capital contributions to the Company's insurance subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This quarterly report includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes”, “expects”, “may”, “will”, “should”, “could”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or other comparable terms. However, not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), which can be found at the U.S. Securities & Exchange Commission's ("SEC's") website, www.sec.gov. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance;

•	concentration in certain states for distribution of our products;

•	the impact of interest rate fluctuations;

•	equity market volatility;

•	credit market volatility or disruption;

•	the impact of credit risk of our counterparties;

•	volatility or decline in the market price of our ordinary shares could impair our ability to raise necessary capital;

•	changes in our assumptions and estimates regarding the amortization of our deferred acquisition costs, deferred sales inducements and value of business acquired balances;

•	changes in our methodologies, estimates and assumptions regarding our valuation of investments and the determinations of the amounts of allowances and impairments;

•	changes in our valuation allowance against our deferred tax assets, and restrictions on our ability to fully utilize such assets;

•	the accuracy of management’s reserving assumptions;

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

•
the impact of the Department of Labor fiduciary rule, finalized in April 2016 but possibly subject to being vacated, and other fiduciary rule proposals by the SEC and NAIC on the Company, its products, distribution and business model;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products;

•	changes in tax laws which affect us and/or our shareholders;

•	potential adverse tax consequences if we are treated as a passive foreign investment company;

•	the impact on our business of new accounting rules or changes to existing accounting rules;

•	our potential need and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;

•	our ability to successfully acquire new companies or businesses and integrate such acquisitions into our existing framework;

•	the impact of potential litigation, including class action litigation;

•	our ability to protect our intellectual property;

•	our ability to maintain effective internal controls over financial reporting;

•	the impact of restrictions in the Company's debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	our ability and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;

•	the continued availability of capital required for our insurance subsidiaries to grow;

•	the performance of third parties including third party administrators, independent distributors, underwriters, actuarial consultants and other outsourcing relationships;

•	the loss of key personnel;

•
interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•	our exposure to unidentified or unanticipated risk not adequately addressed by our risk management policies and procedures;

•	the impact on our business of natural and man-made catastrophes, pandemics, and malicious and terrorist acts;

•	our ability to compete in a highly competitive industry;

•	our ability to attract and retain national marketing organizations and independent agents;

•	our subsidiaries’ ability to pay dividends to us; and

•	the other factors discussed in “Risk Factors” of our 2017 Form 10-K.
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
Introduction
Management's discussion and analysis reviews our consolidated financial position at March 31, 2018 (unaudited) and December 31, 2017, and the unaudited consolidated results of operations for the three months ended March 31, 2018 and 2017 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of FGL Holdings (“FGL Holdings,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”), which was included with our audited consolidated financial statements for the year ended December 31, 2017 included within the Company’s 2017 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2017 Form 10-K, which can be found at the SEC website, www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended March 31, 2018 and 2017 as the "Fiscal 2018 Quarter" and the "Fiscal 2017 Quarter", respectively.
Basis of Presentation
As a result of the completion of the Business Combination on November 30, 2017, our Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report are presented: (i) as of March 31, 2018 and December 31, 2017 ; (ii) for the three months ended March 31, 2018 and the Predecessor three months ended March 31, 2017. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the three months ended March 31, 2018 results compared to the Predecessor three months ended March 31, 2017 results. We believe this discussion provides helpful information with respect to performance of our business during those respective periods.

Overview
We provide our principal life and annuity products through our insurance subsidiaries - Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"). Our customers range across a variety of age groups and are concentrated in the middle-income market. Our fixed indexed annuities (“FIAs”) provide for pre-retirement wealth accumulation and post-retirement income management. Our life insurance provides wealth protection and transfer opportunities through indexed universal life products. Life and annuity products are primarily distributed through Independent Marketing Organizations ("IMOs") and independent insurance agents.
In setting the features and pricing new FIA products relative to our targeted net margin, we take into account our expectations regarding (1) net investment spread, which is the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and reserves, acquisition costs, and general and administrative expenses.
Trends and Uncertainties
The following factors represent some of the key trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and financial performance in the future.
Market Conditions
Market volatility has affected and may continue to affect our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions.
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2018, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for a more detailed discussion of interest rate risk.
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

We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for the Company. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $54 billion of sales in 2017. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $2 billion of annual premiums in 2017.

Competition
Please refer to "Part I-Item 1. Business-Competition" in our 2017 Form 10-K for discussion on our competition.
Annuity and Life Sales
Sales of annuities and IULs by fiscal quarters for the quarters ended March 31 were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	2018	2017	2018	2017
First Quarter	$778	$732	$6	$14
Key Components of Our Historical Results of Operations
Under U.S. GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of deferred acquisition cost (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”), other operating costs and expenses, and income taxes.
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
Our profitability depends in large part upon the amount of assets under management (“AUM”), the net investment spreads earned on our average assets under management ("AAUM"), our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to manage our investment portfolios to maximize returns and minimize risks on our AUM such as interest rate changes and defaults or impairment of investments, and our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs or IULs. We analyze returns on AAUM pre- and post-DAC, DSI and VOBA as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
Adjusted Operating Income ("AOI")
Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Reconciliations of such measures to the most comparable GAAP measures are included herein.
AOI is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income (loss) to eliminate (i) the impact of net investment gains/losses including other than temporary impairment ("OTTI") losses recognized in operations, but excluding gains and losses on derivatives hedging our indexed annuity policies, (ii) the effect of changes in fair values of FIA related derivatives and embedded derivatives, net of hedging cost, (iii) the tax effect of affiliated reinsurance embedded derivative, (iv) the effect of integration, merger related & other non-operating items, (v) impact of extinguishment of debt, and (vi) net impact from Tax Cuts and Jobs Act. Adjustments to AOI are net of the corresponding impact on amortization of intangibles, as appropriate. The income tax impact related to these adjustments is measured using an effective tax rate of 21%, as appropriate. While these adjustments are an integral part of the overall performance of the Company, market conditions and/or the non-recurring or non-operating nature of these items can overshadow the underlying performance of the core business. Accordingly, Management considers this to be a useful measure internally and to investors and analysts in analyzing the trends of our operations. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do.
Together with net income, we believe AOI provides a meaningful financial metric that helps investors understand our underlying results and profitability. Beginning with the quarter ended March 31, 2018, the Company updated its AOI definition to remove the residual impacts of fair value accounting on its FIA products, including gains and losses on derivatives hedging those policies. Management believes the revised measure enhances the understanding of the business post-merger and is more useful and relevant to investors as compared to the previous definition which eliminated only the effects of changes in the interest rates used to discount the FIA embedded derivative. Periods shown prior to March 31, 2018 have not been adjusted to reflect the new definition.
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
The adjustments to net income are net of DAC, DSI, and VOBA amortization. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates. The impact of the change in fair values of FIA-related derivatives, embedded derivatives and hedging costs has been removed from net income in calculating AOI.
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
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three months ended March 31, 2018, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2017 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our unaudited condensed consolidated financial statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations for the three months ended March 31, 2018 and the Predecessor three months ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
		Predecessor
Revenues:
Premiums	$18	$3	$15
Net investment income	263	247	16
Net investment (losses) gains	(191)	81	(272)
Insurance and investment product fees and other	41	44	(3)
Total revenues	131	375	(244)
Benefits and expenses:
Benefits and other changes in policy reserves	(18)	268	(286)
Acquisition and operating expenses, net of deferrals	40	33	7
Amortization of intangibles	16	33	(17)
Total benefits and expenses	38	334	(296)
Operating income	93	41	52
Interest expense	(6)	(6)	—
Income before income taxes	87	35	52
Income tax expense	(35)	(13)	(22)
Net income	$52	$22	$30
Less preferred stock dividend	7	—	7
Net income available to common shareholders	$45	$22	$23
Annuity sales for the three months ended March 31, 2018 and Predecessor quarter ended March 31, 2017 were $778 and $732, respectively, including FIA sales of $436 and $438, respectively. FIA sales during the Predecessor quarter ended March 31, 2017 reflect continued strong and productive collaboration with our distribution partners, primarily Independent Marketing Organizations. The three months ended March 31, 2018 reflects a $200 funding agreement with Federal Home Loan Bank, under an investment spread strategy, while the Predecessor quarter ended March 31, 2017 reflects a $136 funding agreement with Federal Home Loan Bank. This funding agreement is reflected as an institutional spread based product and we view this volume as subject to fluctuation period to period. Sales of MYGA were $142 in the three months ended March 31, 2018 and $158 in the Predecessor quarter ended March 31, 2017. Indexed universal life sales during the three months ended ended March 31, 2018 and the Predecessor quarter ended March 31, 2017 were $6 and $14, respectively. The decline in IUL sales during the three months ended ended March 31, 2018 reflects our focus on quality of new business and pricing discipline to achieve profitability and capital targets.

Revenues

Premiums

Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The traditional life business is primarily related to the return of premium riders on traditional life contracts. While the base contract has been reinsured, we continue to retain the return of premium rider.

Premiums were $18 and $3 for the quarter ended March 31, 2018 and Predecessor quarter ended March 31, 2017, respectively. The primary drivers of these results were $9 premiums earned on traditional life insurance products as well as $9 in life-contingent immediate annuity annuitizations during the quarter ended March 31,

2018, compared to $3 life-contingent immediate annuity annuitzations during the Predecessor quarter ended March 31, 2017.

Net investment income
Below is a summary of the major components included in net investment income ("NII") for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
		Predecessor
Fixed maturity securities, available-for-sale	$242	$236	$6
Equity securities	10	10	—
Commercial mortgage loans, related party loans, invested cash, short term investments, and other investments	21	7	14
Gross investment income	273	253	20
Investment expense	(10)	(6)	(4)
Net investment income	$263	$247	$16
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
		Predecessor
Yield on AAUM (at amortized cost)	4.21%	4.90%	(0.69)%
Less: Interest credited and option cost	(2.33)%	(2.49)%	0.16%
Net investment spread	1.88%	2.41%	(0.53)%
AAUM	$24,967	$20,162	$4,805

•	NII of $263 and $247 for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017, respectively, were affected by AAUM (volume).

•
AAUM of $24,967 and $20,162 for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017, respectively. The results were primarily influenced by the acquisition of the FSR Companies as well as by the effects of purchase accounting on the investments of FGL and sales.

•
The increase in NII of $16, or 6%, from the Predecessor quarter ended March 31, 2017 to the quarter ended March 31, 2018 was primarily due an increase in AAUM (volume).  The volume increase period over period resulted in net investment income growth of $59. This increase was offset by $43 driven by a decline in earned yields (rate) as the result of purchase accounting impacts.

Net investment (losses) gains
Below is a summary of the major components included in net investment gains (losses) for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
		Predecessor
Net realized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$(46)	$(17)	$(29)
Net realized and unrealized gains (losses) on hedging derivatives and reinsurance-related embedded derivatives	(124)	109	(233)
Change in fair value of reinsurance related embedded derivatives	(21)	(11)	(10)
Net investment gains (losses)	$(191)	$81	$(272)

•
For the quarter ended March 31, 2018, net realized losses on available-for-sale securities of $46 includes $36 trading loss on the block trade completed in February 2018 as part of a planned portfolio re-positioning strategy following the completion of the merger, $7 change in the unrealized losses on equity securities reflecting the impact of adoption ASU 2016-01 and $2 of impairment losses. In the Predecessor quarter ended March 31, 2017 net realized losses on available-for-sale securities of $17, inclusive of $21 of impairments related to corporates, other invested assets and asset backed securities, comprised primarily of $20 credit-related impairment losses on available-for-sale debt securities related to investments in First National Bank Holding Co. Refer to "Note 4. Investments" of our unaudited Condensed Consolidated Financial Statements for additional details.

•
Net realized and unrealized losses on certain derivatives were $124 for the quarter ended March 31, 2018 as compared to net realized and unrealized gains of $109 for the Predecessor quarter ended March 31, 2017. See the table below for primary drivers of these gains (losses).

•
The fair value of reinsurance related embedded derivative, is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. The majority of the movement in the value of this derivative was driven by the Predecessor's coinsurance agreement with FSR. As part of the Merger, FSRC is now part of the Company which eliminated the impact of this component of net investment gains (losses) for the quarter ended March 31, 2018. In the current period the change in fair value of the underlying assets held in FWH portfolio relates to FSRC's unaffiliated reinsurance agreements.

We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.

The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity and universal life products for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
		Predecessor
Call Options:
Gains (losses) on option expiration	$5	$72	$(67)
Change in unrealized gains (losses)	(124)	33	(157)
Change in unrealized (loss) gain (FSRC)	(3)	—	$(3)
Futures contracts:
Gains (losses) on futures contracts expiration	6	3	3
Change in unrealized gains (losses)	(8)	1	(9)
Total net change in fair value	$(124)	$109	$(233)

Change in S&P 500 Index during the period	(1)%	6%	(7)%

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

•
The net change in fair value of certain derivative instruments for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017 was primarily driven by movements in the S&P 500 Index.

The average index credits to policyholders for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
		Predecessor
Average Crediting Rate	5%	4%	1%
S&P 500 Index:
Point-to-point strategy	4%	3%	1%
Monthly average strategy	4%	3%	1%
Monthly point-to-point strategy	7%	5%	2%
3 year high water mark	7%	10%	(3)%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Favorable index performance at different points in these periods caused an increase in crediting rates in the point-to-point, monthly point-to-point strategies due to higher equity returns in the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
		Predecessor
Insurance and investment product fees and other:
Surrender charges	$14	$9	$5
Cost of insurance fees and other income	27	35	(8)
Total insurance and investment product fees and other	$41	$44	$(3)

•
Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations).

•
Total insurance and investment product fees and other was $41, and $44 for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017, respectively. These fees are primarily related to rider fees on FIA policies as well as cost of insurance ("COI") charges on IUL policies. Guaranteed minimum withdrawal benefit ("GMWB") rider fees were $21 and $17 for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017, respectively. This increase in fees is a result of growth in benefit base, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
		Predecessor
FIA FAS 133 impact	(242)	50	(292)
Index credits, interest credited & bonuses	207	181	26
Annuity payments	38	38	—
Other policy benefits and reserve movements	(7)	(1)	(6)
Change in fair value of reserve liabilities held at fair value	(14)	—	(14)
Total benefits and other changes in policy reserves	$(18)	$268	$(286)

•
FIA FAS 133 Impact - The FIA market value option liability decreased $223 during the quarter ended March 31, 2018 and increased $38 in the Predecessor quarter ended March 31, 2017, respectively, and were driven by the changes in the equity markets and risk free rates during the current quarter. The decline in equity markets resulted in a $149 reduction in the FAS 133 liability during Q1 2018 as compared to $38 increase during Q1 2017. The rise in risk free rates reduced the FAS 133 reserves by approximately $97 during Q1 2018 as compared to $1 for the corresponding period in 2017. The change in equity market also impacts the market value of the derivative assets hedging our FIA policies. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
Index credits, interest credited & bonuses were $207 and $181 for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017, respectively. The quarter over quarter increase of $26 was primarily due to high index credits on FIA policies reflecting the favorable performance of the S&P 500

Index relative to the S&P 500 Index level on the policyholder buy dates and related increases in proceeds from options and futures which fund FIA index credits.

•
The change in the fair value of reserve liabilities held at fair value decreased $14 for the quarter ended March 31, 2018. Reserves held at fair value represents FSRC's third-party business and impacts the quarter ended March 31, 2018 due to the November 30, 2017 acquisition of FSR.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
		Predecessor
Acquisition and operating expenses, net of deferrals:
General expenses	$35	$30	$5
Acquisition expenses	54	81	(27)
Deferred acquisition costs	(49)	(78)	29
Total acquisition and operating expenses, net of deferrals	$40	$33	$7

•
The increase in acquisition and operating expenses, net of deferrals, during the quarter ended March 31, 2018 compared to the Predecessor quarter ended March 31, 2017 reflects an increase in general expenses related to planned employee headcount growth as well as higher post-merger audit fees driven by additional post-merger year end activity. Gross acquisition expenses decreased $27 quarter over quarter due to lower commissions.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
Amortization of intangibles related to:		Predecessor
Unlocking	$—	$(3)	$3
Interest	(5)	(15)	10
Amortization	21	51	(30)
Total amortization of intangibles	$16	$33	$(17)

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). The quarter over quarter decrease in total net amortization of $17 was primarily due to lower actual gross profits ("AGPs") on the DAC and VOBA lines of business (LOBs). AGPs were driven primarily by net investment losses during the quarter ended March 31, 2018 compared to net investment gains in the Predecessor quarter ended March 31, 2017. This was partially offset by an increase in interest period-over-period due to continued growth in our in force book of business.

Other items affecting net income
Interest expense
The interest expense and amortization of debt issuance costs of the Company's debt for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
Interest expense and amortization related to:		Predecessor
Debt	$5	$5	$—
Revolving credit facility	1	1	—
Total interest expense	6	6	—

•
Interest expense was $6 for both the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017, and reflects interest incurred on the debt and revolving credit facility for those periods.

Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
		Predecessor
Income before taxes	$87	$35	$52

Income tax before valuation allowance and tax law impact	30	13	17
Change in valuation allowance	5	—	5
Income tax	$35	$13	$22
Effective rate	40%	37%	3%

•
Income tax expense for the three months ended March 31, 2018 was $35, inclusive of a valuation allowance expense of $5, compared to income tax expense of $13 for the Predecessor three months ended March 31, 2017, inclusive of a valuation allowance expense of $0. The increase in income tax expense of $22 quarter over quarter was due to an increase in the 2018 Quarter's pre-tax income of $52 compared to an expense of $15 to establish an opening tax balance sheet as a result of the election by F&G Re to be treated as a US taxpayer for the 2018 tax year. Those increases in expenses were partially offset by the lower U.S. Federal statutory tax rate of 21% in 2018 compared with 35% in 2017.

AOI
The table below shows the adjustments made to reconcile net income to our AOI for the quarter ended March 31, 2018 and the Predecessor quarter ended March 31, 2017:

	March 31, 2018	March 31, 2017	Increase/ (Decrease)
Reconciliation from Net Income to AOI:		Predecessor
Net income	$52	$22	$30
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets (a)	39	15	24
Effect of change in FIA embedded derivative discount rate, net of offsets (a) (b)	—	(2)	2
Effect of changes in fair values of FIA related derivatives and embedded derivatives, net of hedging costs (a)	(46)	—	(46)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets (a) (c)	—	8	(8)
Effects of integration, merger related & other non-operating items	8	2	6
Tax effect of affiliated reinsurance embedded derivative	15	—	15
Tax impact of adjusting items	—	(7)	7
AOI	$68	$38	$30
(a) Amounts are net of offsets related to value of business acquired ("VOBA"), deferred acquisition cost ("DAC") and deferred sale inducement ("DSI") amortization.
(b) Adjustment is not applicable to for the quarter ended March 31, 2018 as the updated definition of AOI removes the impact of fair value accounting on FIA products.
(c) Adjustment is not applicable Business Combination as the reinsurance agreement and related activity are eliminated via consolidation for U.S. GAAP reporting.

•
AOI increased $30 from $38 in the Predecessor quarter ended March 31, 2017 to $68 in the quarter ended March 31, 2018. The current quarter results included $8 net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") product line and other annuity reserve movements. Comparatively, the Predecessor quarter ended March 31, 2017 AOI included approximately $3 of net favorable adjustments related to net favorable actual to expected mortality within the SPIA product line; offset by $1 of expenses related to the Company's legacy incentive compensation plan as well as $3 of unfavorable DAC amortization, primarily due to equity market fluctuations.

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
As of March 31, 2018 and December 31, 2017, the fair value of our investment portfolio was approximately $23 billion and $24 billion, respectively, and was divided among the following asset class and sectors:

	March 31, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$160	1%	$84	1%
United States Government sponsored entities	118	1%	122	1%
United States municipalities, states and territories	1,710	7%	1,747	7%
Corporate securities:
Finance, insurance and real estate	5,118	22%	5,930	25%
Manufacturing, construction and mining	1,011	4%	996	4%
Utilities, energy and related sectors	2,522	11%	2,278	10%
Wholesale/retail trade	1,584	7%	1,457	6%
Services, media and other	2,849	12%	2,354	10%
Hybrid securities	1,204	5%	1,446	6%
Non-agency residential mortgage-backed securities	1,114	5%	1,155	5%
Commercial mortgage-backed securities	924	4%	956	4%
Asset-backed securities	3,052	13%	3,065	13%
Total fixed maturity available for sale securities	21,366	92%	21,590	92%
Equity securities (a)	769	4%	761	3%
Commercial mortgage loans	526	2%	549	2%
Other (primarily derivatives, limited partnerships and FHLB common stock)	565	2%	678	3%
Short term investments	—	—%	25	—%
Total investments	$23,226	100%	$23,603	100%
(a) Includes investment grade non-redeemable preferred stocks ($647 and $587, respectively) and Federal Home Loan Bank of Atlanta common stock ($42 for December 31, 2017). Federal Home Loan Bank of Atlanta common stock was reclassed on January 1, 2018 from "Equity securities" to "Other invested assets".
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

As of March 31, 2018 and December 31, 2017, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $21 billion and $22 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	March 31, 2018		December 31, 2017
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,838	9%	$1,784	8%
AA	1,829	8%	2,036	9%
A	5,486	26%	5,887	27%
BBB	10,110	47%	9,810	46%
BB (a)	1,091	5%	994	5%
B and below (b)	1,012	5%	1,079	5%
Total	$21,366	100%	$21,590	100%
(a) Includes $50 and $47 at March 31, 2018 and December 31, 2017, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $811 and $853 at March 31, 2018 and December 31, 2017, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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

The tables below present our fixed maturity securities by NAIC designation as of March 31, 2018 and December 31, 2017:

	March 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,509	$10,342	48%
2	9,767	9,589	45%
3	1,277	1,254	6%
4	142	138	1%
5	43	43	—%
6	—	—	—%
Total	$21,738	$21,366	100%

	December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,153	$11,217	52%
2	9,032	9,086	42%
3	1,088	1,089	5%
4	136	136	1%
5	65	61	—%
6	1	1	—%
Total	$21,475	$21,590	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,484	11%
ABS collateralized loan obligation ("CLO")	1,918	9%
Municipal	1,887	9%
Life insurance	1,391	6%
ABS Other	1,127	5%
Electric	998	4%
Whole loan collateralized mortgage obligation ("CMO")	824	4%
Technology	776	3%
CMBS	728	3%
Pipelines	705	3%
Total	$12,838	58%

	December 31, 2017
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,851	13%
ABS CLO	2,078	9%
Municipal	1,977	9%
Life insurance	1,514	7%
Electric	1,097	5%
Property and casualty insurance	1,006	5%
ABS Other	980	4%
Whole loan CMO	834	4%
CMBS	791	3%
Other financial institutions	781	3%
Total	$13,909	62%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2018 and December 31, 2017, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$188	$188	$268	$268
Due after one year through five years	1,176	1,166	2,087	2,086
Due after five years through ten years	2,543	2,488	3,127	3,126
Due after ten years	11,917	11,654	9,938	10,055
Subtotal	$15,824	$15,496	$15,420	$15,535
Other securities which provide for periodic payments:
Asset-backed securities	$3,062	$3,052	$3,061	$3,065
Commercial-mortgage-backed securities	938	924	956	956
Structured hybrids	679	662	759	757
Residential mortgage-backed securities	1,235	1,232	1,279	1,277
Subtotal	$5,914	$5,870	$6,055	$6,055
Total fixed maturity available-for-sale securities	$21,738	$21,366	$21,475	$21,590
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $255 and $665 as of March 31, 2018, respectively, and $267 and $689 as of December 31, 2017, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2018 and December 31, 2017 :

	March 31, 2018		December 31, 2017
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$892	97%	$929	96%
2	24	3%	17	2%
3	3	—%	5	1%
4	—	—%	—	—%
5	1	—%	5	1%
6	—	—%	—	—%
Total	$920	100%	$956	100%

NRSRO:
AAA	$37	4%	$43	4%
AA	11	1%	11	1%
A	49	5%	36	4%
BBB	53	6%	67	7%
BB and below	770	84%	799	84%
Total	$920	100%	$956	100%

Vintage:
2017	$12	1%	$12	1%
2016	15	2%	15	2%
2007	191	21%	199	21%
2006	334	36%	346	36%
2005 and prior	368	40%	384	40%
Total	$920	100%	$956	100%
ABS Exposure
As of March 31, 2018, our ABS exposure was largely composed of CLOs, which comprised 63% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 37% of total ABS assets, or 5% of total invested assets. As of March 31, 2018, the CLO and non-CLO positions were trading at a net unrealized loss position of $6 and $5, respectively.
The non-CLO exposure as of December 31, 2017 represented 32% of total ABS assets, or 4% of total invested assets, respectively. As of December 31, 2017 the CLO and non-CLO positions were trading at a net unrealized gain position of $3 and $0, respectively.

	March 31, 2018		December 31, 2017
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,918	63%	$2,078	68%
ABS auto	4	—%	4	—%
ABS credit card	3	—%	3	—%
ABS other	1,127	37%	980	32%
Total ABS	$3,052	100%	$3,065	100%

Commercial Mortgage Loans
We rate all CMLs to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in "Net realized capital gains (losses)" in the Condensed Consolidated Statements of Operations.
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are utilized as part of the review process described above. See "Note 4. Investments" to our condensed consolidated financial statements for additional information regarding our LTV and DSC CML balances.
As of March 31, 2018, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 48%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	15	$162	$(1)	$161
United States Government sponsored agencies	70	85	(1)	84
United States municipalities, states and territories	141	1,509	(27)	1,482
Corporate securities:
Finance, insurance and real estate	360	4,668	(128)	4,540
Manufacturing, construction and mining	114	839	(23)	816
Utilities, energy and related sectors	215	2,309	(56)	2,253
Wholesale/retail trade	208	1,505	(44)	1,461
Services, media and other	282	2,584	(66)	2,518
Hybrid securities	57	1,047	(30)	1,017
Non-agency residential mortgage backed securities	195	849	(7)	842
Commercial mortgage backed securities	116	830	(15)	815
Asset backed securities	281	2,313	(16)	2,297
Total fixed maturity available for sale securities	2,054	18,700	(414)	18,286
Equity securities	51	642	(13)	629
Total	2,105	$19,342	$(427)	$18,915

	December 31, 2017
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$74	$—	$74
United States Government sponsored agencies	54	58	(1)	57
United States municipalities, states and territories	46	286	(1)	285
Corporate securities:
Finance, insurance and real estate	197	2,188	(8)	2,180
Manufacturing, construction and mining	50	290	(2)	288
Utilities, energy and related sectors	69	504	(6)	498
Wholesale/retail trade	116	623	(2)	621
Services, media and other	99	514	(3)	511
Hybrid securities	37	489	(5)	484
Non-agency residential mortgage backed securities	205	884	(2)	882
Commercial mortgage backed securities	64	479	(1)	478
Asset backed securities	236	1,947	(3)	1,944
Total fixed maturity available for sale securities	1,182	8,336	(34)	8,302
Equity securities	42	440	(4)	436
Total	1,224	$8,776	$(38)	$8,738

The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of March 31, 2018 and December 31, 2017 was $427 and $38, respectively. The gross unrealized loss position increased $389 from December 31, 2017 to March 31, 2018. Most components of the portfolio exhibited price declines as interest rates rose and credit spreads widened during the quarter. The total book value of all securities in an unrealized loss position was $19,342 and $8,776 as of March 31, 2018 and December 31, 2017, respectively. The total book value of all securities in an unrealized loss position increased 120% from December 31, 2017 to March 31, 2018. The average market value/book value of corporate bonds was 97% and 99% as of March 31, 2018 and December 31,

2017, respectively. In aggregate, corporate bonds represented 74% and 58% of the total unrealized loss position as of March 31, 2018 and December 31, 2017, respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $331 and an amortized cost of $335 as of March 31, 2018) and special revenue bonds (fair value of $1,379 and amortized cost of $1,398 as of March 31, 2018).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 93% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2018 and December 31, 2017, were as follows:

March 31, 2018
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—

Below investment grade:
Less than six months	2	6	4	(2)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	2	6	4	(2)
Total	2	$6	$4	$(2)

December 31, 2017
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—

Below investment grade:
Less than six months	1	13	10	(3)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	1	13	10	(3)
Total	1	$13	$10	$(3)
OTTI and Watch List
At March 31, 2018 and December 31, 2017, our watch list included 3 and 1 securities, respectively, in an unrealized loss position with an amortized cost of $6 and $13, unrealized losses of $2 and $3, and a fair value of $4 and $10, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations
•its ability to continue to meet these obligations
•its existing cash available

•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the March 31, 2018 and December 31, 2017 carrying values were fully recoverable.
There were 1 and 0 structured securities with a fair value of $0 and $0 on the watch list to which we had potential credit exposure as of March 31, 2018 and December 31, 2017, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the March 31, 2018 and December 31, 2017 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of March 31, 2018, and December 31, 2017.
As of March 31, 2018 and December 31, 2017 the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2018, refer to "Note 4. Investments", to our condensed consolidated financial statements.
Net Investment Income and Net Investment Gains
For discussion regarding our net investment income and net investment gains refer to "Note 4. Investments" to our condensed consolidated financial statements.
Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to "Note 3. Significant Risks and Uncertainties" to our condensed consolidated financial statements.
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
In June 2017, the Company began a program to reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral.  The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes.  The new program permits collateral cash received to be invested in short term Treasury securities and commercial paper rated A1/P1 which are included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets.
See "Note 5. Derivative Financial Instruments" to our unaudited condensed consolidated financial statements for additional information regarding our derivatives and our exposure to credit loss on call options.

Liquidity and Capital Resources
Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities (used) provided cash of
$(34) and $60 in the three months ended March 31, 2018, the Predecessor three months ended March 31, 2017, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL Holdings. As a holding company with no operations of its own, FGL Holdings derives its cash primarily from its insurance subsidiaries and CF Bermuda, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through CF Bermuda to FGL Holdings.

The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, bank lines of credit (at FGLH level) and the ability to raise long-term public financing under an SEC-filed registration statement or private placement offering. These sources of liquidity and cash flow support the general corporate needs of the holding company, interest and debt service, funding acquisitions and investment in core businesses.

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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities for the three months ended March 31, 2018, the Predecessor three months ended March 31, 2017:

(dollars in millions)	Three months ended
	March 31, 2018	March 31, 2017
Cash provided by (used in):		Predecessor
Operating activities	$(34)	$60
Investing activities	(377)	(182)
Financing activities	353	377
Net increase (decrease) in cash and cash equivalents	$(58)	$255
Operating Activities
Cash (used in) and provided by operating activities totaled $(34) and $60 for the three months ended March 31, 2018 and the Predecessor three months ended March 31, 2017, respectively, which were principally due to a $162 decrease in cash and short-term collateral from our derivative counterparties offset by a $30 tax refund in the three months ended March 31, 2018.
Investing Activities
Cash used in investing activities was $377 and $182 for the three months ended March 31, 2018 and the Predecessor three months ended March 31, 2017, respectively, which were principally due to the purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.

Financing Activities
Cash provided by financing activities were $353 and $377 for the Company in the three months ended March 31, 2018 and the Predecessor three months ended March 31, 2017, respectively, which were related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments. Additionally, the Company made a $30 draw on the revolving credit facility during the three months ended March 31, 2018.
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
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. The Credit Agreement provides a letter of credit sub-facility in a maximum amount of $20. The borrowers are permitted to use the proceeds of the loans under the Credit Agreement for working capital, growth initiatives and general corporate purposes, as well as to pay fees, commissions and expenses incurred in connection with the Credit Agreement and the transactions contemplated thereby. Amounts borrowed under the Credit Agreement may be reborrowed until the maturity date or termination of commitments under the Credit Agreement. The borrowers may increase the maximum amount of availability under the Credit Agreement from time to time by up to an aggregate amount not to exceed $50, subject to certain conditions, including the consent of the lenders participating in each such increase. As of March 31, 2018, the total drawn on the revolver was $135.
On April 20, 2018, the Company completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025. See "Note 17. Subsequent Events" to our condensed consolidated financial statements for additional details.
The Company has unfunded investment commitments as of March 31, 2018 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

March 31, 2018
Asset Type
Other invested assets	$160
Equity securities	33
Fixed maturity securities, available-for-sale	110
Other assets	12
Total	$315

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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

Enterprise Risk Management
For information about our enterprise risk management see "Part II - Item 7a Quantitative and Qualitative Disclosures about Market Risk" included in our 2017 Form 10-K.
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

The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of March 31, 2018, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$7,401	32%
5-9	6,325	27%
10-14	7,005	30%
15-19	2,527	11%
20-25	43	—%
Total	$23,301	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $21 billion and $22 billion at March 31, 2018 and December 31, 2017, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
We attempt to manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a monthly or, in some cases, daily basis.
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the Iowa Code. The internal credit department reviews the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See "Note 5. Derivative Financial Instruments" to our unaudited condensed consolidated financial statements for additional information regarding our exposure to credit loss.

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		March 31, 2018				December 31, 2017
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$2,636	$68	$24	$44	$2,780	$150	$118	$32
Deutsche Bank	A-/A3/A-	1,634	40	40	—	1,345	51	55	(4)
Morgan Stanley	*/A1/A+	1,640	39	37	2	1,555	92	101	(9)
Barclay's Bank	A*+/A2/A	1,933	61	49	12	2,090	103	95	8
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	3,074	83	78	5	2,807	96	98	(2)
Total		$10,917	$291	$228	$63	$10,577	$492	$467	$25
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of March 31, 2018:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,572	A+	Not Rated	Not Rated
Scottish Re	183	Not Rated	Not Rated	Not Rated
Security Life of Denver	168	A	A	A2
London Life	112	A	Not Rated	Not Rated
Swiss Re Life and Health	105	A+	AA-	Aa3
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of March 31, 2018 that would require an allowance for uncollectible amounts.
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
See "Note 5. Derivative Financial Instruments" to our unaudited condensed consolidated financial statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the three months ended March 31, 2018 and the Predecessor three months ended March 31, 2017, the annual index credits to policyholders on their anniversaries were $131 and $116, respectively. Proceeds received at expiration on options related to such credits were $131 and $115, respectively.

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
If interest rates were to increase 100 basis points from levels at March 31, 2018, the estimated fair value of our fixed maturity securities would decrease by approximately $1,654. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 35% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $1,305 in AOCI and a decrease of $1,261 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at March 31, 2018, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $237.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $77, our call option investments to decrease by approximately $17 based on equity positions and our FIA embedded derivative liability to decrease by approximately $27 as of March 31, 2018. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Control Over Financial Reporting
The design and implementation of internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. During the quarter ended March 31, 2018, we were engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination.
Except with respect to the activities described above, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II

Item 1. Legal Proceedings
See "Note 12. Commitments and Contingencies" to our unaudited condensed consolidated financial statements.
Item 1A. Risk Factors
A detailed discussion of our risk factors can be found in our 2017 Form 10-K, which can be found at the SEC's website www.sec.gov.
Our growth strategy includes selectively acquiring business through acquisitions of other insurance companies and reinsurance of insurance obligations written by unaffiliated insurance companies, and our ability to consummate these acquisitions on economically advantageous terms acceptable to us in the future is unknown.
We intend to grow our business in the future in part by acquisitions of other insurance companies and businesses, and through block reinsurance, which could materially increase the size of our business and could require additional capital, systems development and skilled personnel. Any such acquisitions could be funded through cash from operations, the issuance of equity of our Parent and/or the incurrence of additional indebtedness, which amount may be material, or a combination thereof. We actively monitor the market for merger and acquisition opportunities; however the timing, structure and size of any such acquisitions are uncertain and any such acquisitions could be material.
Moreover, we may experience challenges identifying, financing, consummating and integrating such acquisitions and block reinsurance transactions. Competition exists in the market for profitable blocks of business and such competition is likely to intensify as insurance businesses become more attractive targets.
It is also possible that merger and acquisition transactions will become less frequent, or be difficult to consummate due to financing or other factors, which could also make it more difficult for us to implement this aspect of our growth strategy. Our acquisition and block reinsurance transaction activities may also divert the attention of our management from our business, which may have an adverse effect on our business and results of operations.
Occasionally we may acquire or seek to acquire an insurance company or business that writes businesses that are not core to our business. The ability of our management to transfer or source sufficient reasonably priced reinsurance for non-core businesses that we may acquire and want to dispose of may be limited. In the event that we were unable to find buyers or purchase adequate reinsurance, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our acquisitions and product offerings, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In furtherance of our strategy of growth through acquisitions, we may review and conduct investigations of potential acquisitions or block reinsurance transactions, some of which may be material. When we believe a favorable opportunity exists, we may seek to enter into discussions with target companies or sellers regarding the possibility of such transactions. At any given time, we may be in discussions with one or more counterparties. There can be no assurance that any such negotiations will lead to definitive agreements, or if such agreements are reached, that any transactions would be consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
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

FGL HOLDINGS (Registrant)

Date:	May 9, 2018	By:	/s/ Dennis R. Vigneau
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

