Form 10-K/A
period 2017-12-31
FGL Holdings
filed 2018-05-15
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR

¬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 001-37779

FGL HOLDINGS

(Exact name of registrant as specified in its charter)

Cayman Islands		98-1354810
(State or other jurisdiction of incorporation or organization)	4th Floor Boundary Hall, Cricket Square Grand Cayman, Cayman Islands KY1-1102	(I.R.S. Employer Identification No.)
(Address of principal executive offices, including zip code)

1 (345) 947-5614
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ¬   or    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ¬   or    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    or    No ¬
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    or    No ¬
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¬
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	¬
Non-accelerated Filer	¬	(Do not check if a smaller reporting company)
Smaller reporting Company	¬	Emerging growth company	¬
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¬
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ¬   or    No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, computer by reference to the closing price reported on the NASDAQ Capital Market as of June 30, 2017 was approximately $776,250,000.
As of March 14, 2018, there were 214,370,000 ordinary shares, $.0001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant's definitive proxy statement relating to its the 2018 Annual Meeting of Shareholders filed on April 2, 2018.

Explanatory Note

FGL Holdings (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original 10-K”), filed with the Securities and Exchange Commission on March 15, 2018 (the “Original Filing Date”). The sole purposes of this Amendment are to correct the incorporation by reference of Exhibit 10.53 and the hyperlinks in Exhibits 4.2 and 10.8 listed in Item 15 - List of Exhibits of the Original 10-K.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new currently dated certifications required pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original 10-K. This Amendment speaks only as of the Original Filing Date, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original 10-K to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

PART IV
Item 15.     Exhibits, Financial Statements and Schedules
List of Documents Filed
1) Financial Statements
All financial statements of the Registrant are included in the Original 10-K.
2) Financial Statement Schedules
All financial statement schedules have been omitted since they are either not applicable or not required, or the information is contained within the consolidated financial statements included in the Original 10-K.

List of Exhibits
The following is a list of exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K/A.

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

10.53
FGL Holdings 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on February 16, 2018 (File No. 333-223085)).

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

10.70
Form of 2017 Incentive Award Letter by and between Fidelity & Guaranty Life and certain of its employees, dated as of February 1, 2017 (incorporated by reference to Exhibit 10.34 of Fidelity & Guaranty Life’s Annual Report on Form 10-K, filed on November 16, 2017 (File No. 001-36227)).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).
21*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney (set forth on the signature page to Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 15, 2018).
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3 **	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 **	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with the Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 15, 2018

**	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGL HOLDINGS (Registrant)

Date:	May 15, 2018	By:	/s/ Dennis R. Vigneau
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)