Form 10-Q
period 2018-06-30
FGL Holdings
filed 2018-08-09
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
As of August 6, 2018, there were 214,370,000 ordinary shares, $.0001 par value, issued and outstanding.

FGL HOLDINGS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:	-2
Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	-2
Condensed Consolidated Statements of Operations	-3
Condensed Consolidated Statements of Comprehensive Income (Loss)	-4
Condensed Consolidated Statements of Changes in Shareholders' Equity	-5
Condensed Consolidated Statements of Cash Flows (unaudited)	-6
Notes to Unaudited Condensed Consolidated Financial Statements	-7
(1) Basis of Presentation	-7
(2) Significant Accounting Policies and Practices	-9
(3) Significant Risks and Uncertainties	-13
(4) Investments	-15
(5) Derivative Financial Instruments	-24
(6) Fair Value of Financial Instruments	-28
(7) Intangible Assets	-42
(8) Debt	-43
(9) Equity	-44
(10) Stock Compensation	-44
(11) Income Taxes	-47
(12) Commitments and Contingencies	-49
(13) Reinsurance	-50
(14) Related Party Transactions	-51
(15) Earnings Per Share	-52
(16) Insurance Subsidiary Financial Information and Regulatory Matters	-52
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	-53
Item 3. Quantitative and Qualitative Disclosures about Market Risk	-81
Item 4. Controls and Procedures	-85

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	-86
Item 1A. Risk Factors	-86
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	-87
Item 3. Defaults Upon Senior Securities	-87
Item 4. Mine Safety Disclosures	-87
Item 5. Other Information	-88
Item 6. Exhibits	-89
Signatures	-89

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FGL HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2018 - $21,061; December 31, 2017 - $20,847)	$20,326	$20,963
Equity securities, at fair value (cost: June 30, 2018 - $1,378; December 31, 2017 - $1,392)	1,344	1,388
Derivative investments	312	492
Short term investments	—	25
Commercial mortgage loans	525	548
Other invested assets	353	188
Total investments	22,860	23,604
Cash and cash equivalents	1,710	1,215
Accrued investment income	215	211
Funds withheld for reinsurance receivables, at fair value	769	756
Reinsurance recoverable	2,476	2,494
Intangibles, net	1,084	856
Deferred tax assets, net	286	176
Goodwill	476	476
Other assets	154	141
Total assets	$30,030	$29,929

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$22,574	$21,844
Future policy benefits, including $737 and $728 at fair value at June 30, 2018 and December 31, 2017, respectively	4,710	4,751
Liability for policy and contract claims	74	78
Debt	540	307
Revolving credit facility	—	105
Other liabilities	794	892
Total liabilities	28,692	27,977

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.0001 par value, 100,000,000 shares authorized, 384,489 and 375,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	—	—
Common stock ($.0001 par value, 800,000,000 shares authorized, 214,370,000 issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	—	—
Additional paid-in capital	2,047	2,037
Retained earnings (Accumulated deficit)	(106)	(160)
Accumulated other comprehensive income (loss)	(603)	75
Total shareholders' equity	1,338	1,952
Total liabilities and shareholders' equity	$30,030	$29,929

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three Months Ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		Predecessor		Predecessor
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Premiums	$15	$12	$33	$15
Net investment income	282	257	545	504
Net investment gains (losses)	(2)	67	(193)	148
Insurance and investment product fees and other	45	44	93	88
Total revenues	340	380	478	755
Benefits and expenses:
Benefits and other changes in policy reserves	249	235	231	503
Acquisition and operating expenses, net of deferrals	46	40	86	73
Amortization of intangibles	10	51	33	84
Total benefits and expenses	305	326	350	660
Operating income	35	54	128	95
Interest expense	(7)	(6)	(13)	(12)
Income before income taxes	28	48	115	83
Income tax expense	(8)	(16)	(43)	(29)
Net income	$20	$32	$72	$54
Less preferred stock dividend	7	—	14	—
Net income available to common shareholders	$13	$32	$58	$54
Net income per common share

Basic	$0.06	$0.54	$0.27	$0.92
Diluted	$0.06	$0.54	$0.27	$0.92
Weighted average common shares used in computing net income per common share:
Basic	214,370,000	58,335,216	214,370,000	58,330,848
Diluted	214,379,114	58,444,618	214,376,439	58,413,852

Cash dividend per common share	$—	$0.065	$—	$0.130

Supplemental disclosures
Total other-than-temporary impairments	$—	$—	$(2)	$(21)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—
Net other-than-temporary impairments	—	—	(2)	(21)
Gains (losses) on derivatives and embedded derivatives	44	74	(101)	173
Other investment gains (losses)	(46)	(7)	(90)	(4)
Total net investment gains (losses)	$(2)	$67	$(193)	$148

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		Predecessor	Predecessor	Predecessor
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$20	$32	$72	$54

Other comprehensive income (loss):
Unrealized investment gains/losses:
Change in unrealized investment gains/losses before reclassification adjustment	(385)	374	(911)	672
Net reclassification adjustment for gains/losses included in net income	21	7	61	24
Changes in unrealized investment gains/losses after reclassification adjustment	(364)	381	(850)	696
Adjustments to intangible assets and unearned revenue	14	(113)	52	(214)
Changes in deferred income tax asset/liability	25	(92)	116	(168)
Net change in unrealized gains/losses on investments	(325)	176	(682)	314
Non-credit related other-than-temporary impairment:
Changes in non-credit related other than-temporary impairment	—	—	—	—
Net non-credit related other-than-temporary impairment	—	—	—	—
Net changes to derive comprehensive income (loss) for the period	(325)	176	(682)	314
Comprehensive income (loss), net of tax	$(305)	$208	$(610)	$368

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2017	—	—	2,037	(160)	75	1,952
Dividends	—	—	9	(14)	—	(5)
Net income	—	—	—	72	—	72
Unrealized investment gains (losses), net	—	—	—	—	(682)	(682)
Cumulative effect of changes in accounting principles	—	—	—	(4)	4	—
Stock-based compensation	—	—	1	—	—	1
Balance, June 30, 2018	$—	$—	$2,047	$(106)	$(603)	$1,338

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended
	June 30, 2018	June 30, 2017
		Predecessor
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$72	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1	3
Amortization	23	(15)
Deferred income taxes	6	(90)
Interest credited/index credits to contractholder account balances	207	439
Net recognized losses (gains) on investments and derivatives	193	(148)
Charges assessed to contractholders for mortality and administration	(56)	(67)
Deferred policy acquisition costs, net of related amortization	(153)	(83)
Gain on extinguishment of debt	(2)	—
Changes in operating assets and liabilities:
Reinsurance recoverable	1	—
Future policy benefits	(41)	(30)
Funds withheld from reinsurers	(47)	(50)
Collateral (returned) posted	(133)	19
Other assets and other liabilities	16	(8)
Net cash provided by (used in) operating activities	87	24
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	4,870	1,457
Proceeds from derivatives instruments and other invested assets	282	269
Proceeds from commercial mortgage loans	22	32
Cost of available-for-sale investments	(5,183)	(1,885)
Costs of derivatives instruments and other invested assets	(273)	(237)
Capital expenditures	(7)	(7)
Contingent purchase price payment	(57)	—
Net cash provided by (used in) investing activities	(346)	(371)
Cash flows from financing activities:
Common stock issued under employee plans	—	1
Debt issuance costs	(7)	—
Proceeds from issuance of new debt	547	—
Retirement and paydown on debt and revolving credit facility	(440)	—
Draw on revolving credit facility	30	5
Dividends paid	—	(8)
Contractholder account deposits	2,128	1,574
Contractholder account withdrawals	(1,504)	(1,058)
Net cash provided by (used in) financing activities	754	514
Change in cash & cash equivalents	495	167
Cash & cash equivalents, beginning of period	1,215	864
Cash & cash equivalents, end of period	$1,710	$1,031

Supplemental disclosures of cash flow information:
Interest paid	$14	$12
Income taxes (refunded) paid	$20	$114
Deferred sales inducements	$60	$10

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions)
(1) Basis of Presentation
FGL Holdings (the “Company”, formerly known as CF Corporation (NASDAQ: CFCO) (“CF Corp”) and its related entities (“CF Entities”)), a Cayman Islands exempted company, was originally incorporated in the Cayman Islands on February 26, 2016 as a Special Purpose Acquisition Company (“SPAC”). CF Corp formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. Prior to November 30, 2017, CF Corp. was a shell company with no operations. On November 30, 2017, CF Corp. consummated the acquisition of Fidelity & Guaranty Life ("FGL"), a Delaware corporation, and its subsidiaries, pursuant to the Agreement and Plan of Merger, dated as of May 24, 2017 (the “FGL Merger Agreement”). The transactions contemplated by the FGL Merger Agreement are referred to herein as the “Business Combination.”
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
On December 1, 2017, upon completion of the acquisitions, FGL Holdings began trading ordinary shares and warrants on the New York Stock Exchange ("NYSE") under the symbols “FG” and “FG WS,” respectively. For additional info related to the Business Combination please refer to “Item 1. Business" within FGL Holdings' Annual Report on Form 10-K, for the period ended December 31, 2017 (“2017 Form 10-K”).
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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.

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
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our condensed consolidated financial statements. The Company has determined that we are not the primary beneficiary of a VIE as of June 30, 2018. See "Note 4. Investments" to the Company’s condensed consolidated financial statements for additional information on the Company’s investments in unconsolidated VIEs.
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

Scope of Modification Accounting for Stock Compensation
In May 2017, the FASB issued new guidance on the scope of modification accounting for stock compensation (ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2017-09 may be early adopted. The ASU provides guidance on which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting in Topic 718, Stock Compensation. Under the new guidance, an entity would account for the effects of a modification, immediately before the original award is modified, unless the fair value of the modified award is the same as the fair value of the original award, the vesting conditions of the modified award are the same as the vesting conditions of the original award, and the classification of the modified award (equity instrument or liability instrument) is the same as the classification of the original award. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company adopted the amendments in this ASU effective January 1, 2018 as required. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements.
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

Revision to Previously Issued Financial Statements

During the quarter ended June 30, 2018, the Company identified an immaterial error related to the classification of certain securities as debt or equity under ASC 320, “Investments - Debt and Equity Securities.” The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and determined the error was not material to the prior periods. The Company has recorded an immaterial correction to the Condensed Consolidated Balance Sheet as of December 31, 2017 by decreasing fixed maturity securities, available for sale by $627 and increasing equity securities, at fair value by a corresponding amount. Effective January 1, 2018, the Company adopted guidance under ASU 2016-01 which among other things, requires that the change in fair value of equity securities be reported in income rather than as a direct adjustment to AOCI. As a result, the Company also recorded an immaterial $9 out of period adjustment in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2018 to recognize the Q1 change in fair value associated with the proper classification of equity securities with a corresponding increase in AOCI.

(3) Significant Risks and Uncertainties
Federal Regulation
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have had a material impact on the Company, its products, distribution, and business model. The rule provided that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account ("IRA") are fiduciaries of that plan or IRA and would have expanded the definition of fiduciary under ERISA to apply to commissioned insurance agents who sell the Company’s IRA products. On June 21, 2018, the United States Court of Appeals for the Fifth Circuit formally vacated the DOL fiduciary rule in total when it issued its mandate following the court’s decision on March 15, 2018, in U.S. Chamber of Commerce v. U.S. Department of Labor, 885 F.3d 360 (5th Cir. 2018). Management will continue to monitor for potential action by state officials or the Securities and Exchange Commission to implement rules similar to the vacated DOL rule.
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
Concentrations of Financial Instruments
As of June 30, 2018 and December 31, 2017, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,381 or 10% and $2,851 or 12%, respectively, of the invested assets portfolio and an amortized cost of $2,477 and $2,850, respectively. As of June 30, 2018, the Company’s holdings in this industry include investments in 111 different issuers with the top ten investments accounting for 31% of the total holdings in this industry. As of June 30, 2018 and December 31, 2017, the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of June 30, 2018 and December 31, 2017 was Verizon Communications Inc. and Wells Fargo & Company, respectively, with a total fair value of $118 or 1% and $155 or 1% of the invested assets portfolio, respectively.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”), a third-party reinsurer, that could have a material impact on the Company’s financial position in the event that Wilton Re fails to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of June 30, 2018. As of June 30, 2018, the net amount recoverable from Wilton Re was $1,558. The Company monitors the financial condition of Wilton Re and other individual reinsurers to attempt to reduce the risk of default by such reinsurers. The Company also monitors concentration risk arising from similar economic characteristics of reinsurers. Wilton Re is current on all amounts due as of June 30, 2018.

(4) Investments
The Company’s fixed maturity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), and deferred income taxes. The Company's equity securities investments are carried at fair value with unrealized gains and losses included in net income. The Company’s consolidated investments at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$3,158	$7	$(21)	$3,144	$3,144
Commercial mortgage-backed securities	1,257	2	(18)	1,241	1,241
Corporates	12,467	12	(639)	11,840	11,840
Hybrids	956	1	(40)	917	917
Municipals	1,562	4	(33)	1,533	1,533
Residential mortgage-backed securities	1,356	10	(11)	1,355	1,355
U.S. Government	141	—	(1)	140	140
Foreign Governments	164	—	(8)	156	156
Total available-for-sale securities	21,061	36	(771)	20,326	20,326
Equity securities	1,378	2	(36)	1,344	1,344
Derivative investments	334	34	(56)	312	312
Commercial mortgage loans	525	—	—	522	525
Other invested assets	353	—	—	349	353
Total investments	$23,651	$72	$(863)	$22,853	$22,860

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$3,061	$7	$(3)	$3,065	$3,065
Commercial mortgage-backed securities	956	1	(1)	956	956
Corporates	12,467	122	(19)	12,570	12,570
Equities	1,392	3	(7)	1,388	1,388
Hybrids	1,066	4	(3)	1,067	1,067
Municipals	1,736	12	(1)	1,747	1,747
Residential mortgage-backed securities	1,279	1	(3)	1,277	1,277
U.S. Government	84	—	—	84	84
Foreign Governments	198	—	(1)	197	197
Total available-for-sale securities	22,239	150	(38)	22,351	22,351
Derivative investments	459	36	(3)	492	492
Short term investments	25	—	—	25	25
Commercial mortgage loans	548	—	—	549	548
Other invested assets	188	—	—	186	188
Total investments	$23,459	$186	$(41)	$23,603	$23,604

The unrealized gains and losses were reset to zero effective November 30, 2017 as a result of the Business Combination and application of acquisition accounting which requires assets and liabilities acquired to be measured at fair value as of the date of the acquisition. Included in AOCI were cumulative gross unrealized gains of $0 and gross unrealized losses of $0 related to the non-credit portion of other-than-temporary-impairments ("OTTI") on non-agency residential mortgage backed securities ("RMBS") for both June 30, 2018 and December 31, 2017.
Securities held on deposit with various state regulatory authorities had a fair value of $20,266 and $20,301 at June 30, 2018 and December 31, 2017, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
At June 30, 2018 and December 31, 2017, the Company held no material investments that were non-income producing for a period greater than twelve months.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $908 and $715 at June 30, 2018 and December 31, 2017, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	June 30, 2018
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$170	$170
Due after one year through five years	1,071	1,055
Due after five years through ten years	2,545	2,466
Due after ten years	11,184	10,586
Subtotal	14,970	14,277
Other securities which provide for periodic payments:
Asset-backed securities	3,158	3,144
Commercial mortgage-backed securities	1,257	1,241
Structured hybrids	320	309
Residential mortgage-backed securities	1,356	1,355
Subtotal	6,091	6,049
Total fixed maturity available-for-sale securities	$21,061	$20,326
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
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI as discussed above, the Company determined that the unrealized losses as of June 30, 2018 increased due to higher interest rates during the quarter coupled with an increase in the spreads over Treasuries required by investors for corporate and municipal bonds. Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of June 30, 2018.
The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	June 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,182	$(21)	$—	$—	$2,182	$(21)
Commercial mortgage-backed securities	908	(18)	—	—	908	(18)
Corporates	11,104	(639)	—	—	11,104	(639)
Hybrids	830	(40)	—	—	830	(40)
Municipals	1,273	(33)	—	—	1,273	(33)
Residential mortgage-backed securities	841	(11)	—	—	841	(11)
U.S. Government	140	(1)	—	—	140	(1)
Foreign Government	149	(8)	—	—	149	(8)
Total available-for-sale securities	$17,427	$(771)	$—	$—	$17,427	$(771)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,055
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						0
Total number of available-for-sale securities in an unrealized loss position						2,055

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,944	$(3)	$—	$—	$1,944	$(3)
Commercial mortgage-backed securities	478	(1)	—	—	478	(1)
Corporates	3,814	(19)	—	—	3,814	(19)
Equities	798	(7)	—	—	798	(7)
Hybrids	266	(3)	—	—	266	(3)
Municipals	285	(1)	—	—	285	(1)
Residential mortgage-backed securities	939	(3)	—	—	939	(3)
U.S. Government	74	—	—	—	74	—
Foreign Government	140	(1)	—	—	140	(1)
Total available-for-sale securities	$8,738	$(38)	$—	$—	$8,738	$(38)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,224
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						0
Total number of available-for-sale securities in an unrealized loss position						1,224
At June 30, 2018 and December 31, 2017, securities in an unrealized loss position were primarily concentrated in investment grade, corporate debt and hybrid instruments.
At June 30, 2018 and December 31, 2017, securities with a fair value of $2 and $10, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which were insignificant to the carrying value of all investments, respectively.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three and six months ended June 30, 2018 and 2017 (Predecessor), for which a portion of the OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Beginning balance	$—	$3	$—	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—
OTTI was not previously recognized	—	—	—	—
Ending balance	$—	$3	$—	$3

The following table breaks out the credit impairment loss type, the associated amortized cost and fair value of the investments at the balance sheet date and non-credit losses in relation to fixed maturity securities and other invested assets held by the Company for the three and six months ended June 30, 2018 and 2017 (Predecessor):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Credit impairment losses in operations	$—	$—	$(2)	$(21)
Change-of-intent losses in operations	—	—	—	—
Amortized cost	—	13	—	13
Fair value	—	13	—	13
Non-credit losses in other comprehensive income for investments which experienced OTTI	—	—	—	—
Details of OTTI that were recognized in "Net income (loss)" and included in net realized gains on securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
OTTI Recognized in Net Income (Loss)
Asset-backed securities	$—	$(1)	$—	$(1)
Corporates	—	—	(2)	(20)
Other invested assets	—	1	—	—
Total	$—	$—	$(2)	$(21)
The portion of OTTI recognized in AOCI is disclosed in the Condensed Consolidated Statements of Comprehensive Income (Loss). There was no OTTI recognized in AOCI in the periods presented.

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% of the Company’s total investments as of June 30, 2018 and December 31, 2017. The Company primarily invests in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	June 30, 2018		December 31, 2017
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	22	4%	22	4%
Industrial - General	45	9%	46	9%
Industrial - Warehouse	21	4%	38	6%
Multifamily	69	13%	70	13%
Office	156	30%	158	29%
Retail	212	40%	214	39%
Total commercial mortgage loans, gross of valuation allowance	$525	100%	$548	100%
Allowance for loan loss	—		—	—%
Total commercial mortgage loans	$525	100%	$548	100%

U.S. Region:
East North Central	$111	21%	$108	20%
East South Central	20	4%	20	4%
Middle Atlantic	85	16%	85	15%
Mountain	66	13%	67	12%
New England	14	3%	14	3%
Pacific	133	25%	135	25%
South Atlantic	58	11%	65	12%
West North Central	13	2%	13	2%
West South Central	25	5%	41	7%
Total commercial mortgage loans, gross of valuation allowance	$525	100%	$548	100%
Allowance for loan loss	—		—	—%
Total commercial mortgage loans	$525	100%	$548	100%
All of the Company's investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at June 30, 2018 and December 31, 2017, as measured at inception of the loans unless otherwise updated. As of June 30, 2018, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at June 30, 2018 and December 31, 2017:

	Debt-Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00	N/A(a)
June 30, 2018
LTV Ratios:
Less than 50%	$274	$—	$—	$—	$274	52%	$272	52%
50% to 60%	233	6	—	—	239	46%	238	46%
60% to 75%	12	—	—	—	12	2%	12	2%
Commercial mortgage loans	$519	$6	$—	$—	$525	100%	$522	100%

December 31, 2017
LTV Ratios:
Less than 50%	$293	$—	$—	$—	$293	54%	$294	54%
50% to 60%	236	7	—	—	243	44%	243	44%
60% to 75%	12	—	—	—	12	2%	12	2%
Commercial mortgage loans	$541	$7	$—	$—	$548	100%	$549	100%
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

	June 30, 2018	December 31, 2017
Gross balance commercial mortgage loans	$525	$548
Allowance for loan loss	—	—
Net balance commercial mortgage loans	$525	$548
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2018 and December 31, 2017, the Company had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	June 30, 2018	December 31, 2017
Current to 30 days	$525	$548
Past due	—	—
Total carrying value	$525	$548

Mortgage loan workouts, refinances or restructures that are classified as troubled debt restructurings ("TDRs") are individually evaluated and measured for impairment. As of June 30, 2018 and December 31, 2017, our CML portfolio had no impairments, modifications or TDR.
Net Investment Income
The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Fixed maturity securities, available-for-sale	$248	$242	$490	$478
Equity securities	26	11	36	21
Commercial mortgage loans	5	6	12	12
Invested cash and short-term investments	4	2	7	2
Other investments	15	2	26	3
Gross investment income	298	263	571	516
Investment expense	(16)	(6)	(26)	(12)
Net investment income	$282	$257	$545	$504

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Net realized losses on fixed maturity available-for-sale securities	$(23)	$(8)	$(60)	$(25)
Realized losses on equity securities	(23)	—	(29)	—
Change in fair value of other derivatives and embedded derivatives	—	1	—	2
Realized gains (losses) on other invested assets	—	1	(3)	—
Hedging derivatives and reinsurance-related embedded derivatives:
Realized gains (losses) on certain derivative instruments	(15)	73	(4)	148
Unrealized gains (losses) on certain derivative instruments	72	9	(63)	43
Change in fair value of reinsurance related embedded derivatives (a)	(13)	(9)	(34)	(20)
Realized gains (losses) on hedging derivatives and reinsurance-related embedded derivatives	44	73	(101)	171
Net investment gains (losses)	$(2)	$67	$(193)	$148
(a) Change in fair value of reinsurance related embedded derivatives in the successor period is due to FSRC unaffiliated third party business and the predecessor periods activity is due to the FGL and FSRC reinsurance treaty.

The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Proceeds	$870	$169	$3,648	$432
Gross gains	—	6	8	14
Gross losses	(22)	(11)	(65)	(13)
In accordance with the Company's adoption of ASU 2016-01, for the three and six months ended June 30, 2018 the Company had the following realized and unrealized gains and losses on equity securities:

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Net gains (losses) recognized during the period on equity securities	$(23)	$(29)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(3)	(2)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(20)	$(27)
The Company's adoption of ASU 2016-01 with respect to gains and losses on equity securities had a $20 and $27 impact on pre-tax net income, or $0.09 and $0.13 per common share, for the three and six months ended June 30, 2018, respectively.
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
The Company previously executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund June 2019. The Company has funded $42 as of June 30, 2018.
The Company invests in various limited partnerships as a passive investor. These investments are in corporate credit and real estate debt strategies that have a current income bias. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of June 30, 2018, the Company's maximum exposure to loss was $218 in recorded carrying value and $655 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	June 30, 2018	December 31, 2017
Assets:
Derivative investments:
Call options	$294	$477
Futures contracts	1	—
FSRC derivative contracts	17	15
Other invested assets:
Other derivatives and embedded derivatives	16	17
	$328	$509

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,491	$2,387
Other liabilities:
Preferred shares reimbursement feature embedded derivative	24	23
	$2,515	$2,410

The change in fair value of derivative instruments included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Revenues:
Net investment gains (losses):
Call options	$51	$81	$(69)	$186
Futures contracts	2	1	—	5
FSRC derivative contracts	4	—	2	—
Other derivatives and embedded derivatives	—	1	—	2
Reinsurance related embedded derivatives (a)	(13)	(9)	(34)	(20)
Total net investment gains (losses)	$44	$74	$(101)	$173

Benefits and other changes in policy reserves:
FIA embedded derivatives	$158	$80	$104	$192

Acquisition and operating expenses, net of deferrals:
Preferred shares reimbursement feature embedded derivative (b)	$—	$—	$(1)	$—
(a) Change in fair value of reinsurance related embedded derivatives in the successor period is due to FSRC unaffiliated third party business and the predecessor periods activity is due to the FGL and FSRC reinsurance treaty.
(b) Only applicable to Successor periods.

Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At June 30, 2018, the fair value of the fund-linked note and embedded derivative were $25 and $16, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		June 30, 2018
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$3,037	$80	$38	$42
Deutsche Bank	A-/A3/BBB+	1,548	39	40	(1)
Morgan Stanley	*/A1/A+	1,666	36	38	(2)
Barclay's Bank	A*+/A2/A	1,745	67	50	17
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,728	73	73	—
Wells Fargo	A+/A2/A-	567	16	16	—
Total		$11,291	$311	$255	$56

		December 31, 2017
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$2,780	$150	$118	$32
Deutsche Bank	A-/A3/A-	1,345	51	55	(4)
Morgan Stanley	*/A1/A+	1,555	92	101	(9)
Barclay's Bank	A*+/A1/A	2,090	103	95	8
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,807	96	98	(2)
Total		$10,577	$492	$467	$25
(a) An * represents credit ratings that were not available.

Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company's current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of June 30, 2018 and December 31, 2017, counterparties posted $255 and $467 of collateral, respectively, of which $217 and $349 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining $38 and $118 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 respectively. This collateral generally consists of U.S. treasury bonds and mortgage-backed securities. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $56 and $25 at June 30, 2018 and December 31, 2017, respectively.
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
The Company held 1,414 and 1,754 futures contracts at June 30, 2018 and December 31, 2017, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $7 and $8 at June 30, 2018 and December 31, 2017, respectively.
Reinsurance Related Embedded Derivatives (Predecessor)
FGL Insurance has a coinsurance arrangement with FSRC, meaning that funds are withheld by FGL Insurance as the legal owner, but the credit risk is borne by FSRC. This arrangement created an obligation for FGL Insurance to pay FSRC at a later date, which resulted in an embedded derivative. This embedded derivative was considered a total return swap with contractual returns that were attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap was based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative was reported in “Other assets”, if in a net gain position, or "Other liabilities", if in a net loss position, on the Predecessor's Condensed Consolidated Balance Sheets and the related gains or losses were reported in “Net investment gains” on the Predecessor's Condensed Consolidated Statements of Operations. Due to the acquisition of FSRC, the reinsurance related embedded derivative is eliminated in consolidation in the Successor periods.
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
When a determination is made to classify an asset or liability within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Because certain securities trade in less liquid or illiquid markets with limited or no pricing information, the determination of fair value for these securities is inherently more difficult. In addition to the unobservable inputs, Level 3 fair value investments may include observable components, which are components that are actively quoted or can be validated to market-based sources.

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

	June 30, 2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,710	$—	$—	$1,710	$1,710
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,814	330	3,144	3,144
Commercial mortgage-backed securities	—	1,181	60	1,241	1,241
Corporates	—	10,650	1,190	11,840	11,840
Hybrids	247	660	10	917	917
Municipals	—	1,496	37	1,533	1,533
Residential mortgage-backed securities	—	1,113	242	1,355	1,355
U.S. Government	113	27	—	140	140
Foreign Governments	—	140	16	156	156
Equity securities	494	804	3	1,301	1,301
Derivative investments	1	311	—	312	312
Other invested assets	—	—	67	67	67
Funds withheld for reinsurance receivables, at fair value	84	662	6	752	752
Total financial assets at fair value	$2,649	$19,858	$1,961	$24,468	$24,468
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	2,491	2,491	2,491
Preferred shares reimbursement feature embedded derivative	—	—	24	24	24
Fair value of future policy benefits (FSRC)	—	—	737	737	737
Total financial liabilities at fair value	$—	$—	$3,252	$3,252	$3,252

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,215	$—	$—	$1,215	$1,215
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,653	412	3,065	3,065
Commercial mortgage-backed securities	—	907	49	956	956
Corporates	—	11,401	1,169	12,570	12,570
Hybrids	253	804	10	1,067	1,067
Municipals	—	1,709	38	1,747	1,747
Residential mortgage-backed securities	—	1,211	66	1,277	1,277
U.S. Government	52	32	—	84	84
Foreign Governments	—	180	17	197	197
Equity securities	404	937	3	1,344	1,344
Derivative investments	—	492	—	492	492
Short term investments	25	—	—	25	25
Other invested assets	—	—	17	17	17
Funds withheld for reinsurance receivables, at fair value	88	648	4	740	740
Total financial assets at fair value	$2,037	$20,974	$1,785	$24,796	$24,796
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,387	$2,387	$2,387
Preferred shares reimbursement feature embedded derivative	—	—	23	23	23
Fair value of future policy benefits (FSRC)	—	—	728	728	728
Total financial liabilities at fair value	$—	$—	$3,138	$3,138	$3,138
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
For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant unobservable input used in the fair value measurement of equity securities for which the market approach valuation technique is employed is yields for comparable securities. Increases or decreases in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company also has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation.

The fair value of the Company's investment in mutual funds is based on the net asset value published by the respective mutual fund and represents the value the Company would have received if it withdrew its investment on the balance sheet date.
The Company did not adjust prices received from third parties as of June 30, 2018 or December 31, 2017. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, non-performance spread and option costs. The mortality multiplier at June 30, 2018 and December 31, 2017 was applied to the Annuity 2000 mortality tables. Significant increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Changes in unrealized gains or losses of the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.
The fair value of the Reimbursement Feature embedded derivative is determined using a Black Derman Toy model, incorporating the paid in kind dividend coupon, the Company's redemption option and the preferred shareholder's remarketing feature. The remarketing feature allows the shareholder to put the preferred shares to the Company for a value of par after five years if the value would be otherwise less than 90% par. There were $0 and $1 of changes in fair value recognized during the three and six months ended June 30, 2018, respectively, due to changes in the credit spread.
Other Invested Assets
Fair value of the AnchorPath embedded derivative is based on an unobservable input, the net asset value of the AnchorPath fund at the balance sheet date.  The embedded derivative is similar to a call option on the net asset value of the AnchorPath fund with a strike price of zero since FGL Insurance will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath fund on the maturity date.  A Black-Scholes model determines the net asset value of the AnchorPath fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the AnchorPath fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the AnchorPath fund. As the value of the AnchorPath fund increases or decreases, the fair value of the embedded derivative will increase or decrease.
FSRC Funds Withheld for Reinsurance Receivables and Future Policy Benefits
FSRC elected to apply the Fair Value Option to account for its funds withheld receivables and future policy benefits liability related to its assumed reinsurance. FSRC measures the fair value of the Funds Withheld for Reinsurance Receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. FSRC uses a discounted cash flows approach to measure the fair value of the Future Policy Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.

The significant unobservable inputs used in the fair value measurement of the FSRC future policy benefit liability are undiscounted cash flows, non-performance risk spread and risk margin to reflect uncertainty.  Undiscounted cash flows used in our June 30, 2018 discounted cash flow model equaled $1,086.  Increases or decreases in non-performance risk spread and risk margin to reflect uncertainty would result in a lower or higher fair value measurement, respectively.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2018 and December 31, 2017, are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	June 30, 2018			June 30, 2018
Assets
Asset-backed securities	$324	Broker-quoted	Offered quotes	96.98% - 102.50% (99.70%)
Asset-backed securities	6	Third-Party Valuation	Offered quotes	0.00% - 100.00% (11.64%)
Commercial mortgage-backed securities	35	Broker-quoted	Offered quotes	80.13% - 104.14% (94.04%)
Commercial mortgage-backed securities	25	Matrix Pricing	Quoted prices	117.80% - 117.80% (117.80%)
Corporates	679	Broker-quoted	Offered quotes	72.06% - 105.50% (97.79%)
Corporates	511	Matrix Pricing	Quoted prices	93.94% - 111.19% (99.73%)
Hybrids	10	Matrix Pricing	Quoted prices	95.86% - 95.86% (95.86%)
Municipals	37	Broker-quoted	Offered quotes	110.60% - 110.60% (110.60%)
Residential mortgage-backed securities	63	Broker-quoted	Offered quotes	92.28% - 101.38% (98.23%)
Residential mortgage-backed securities	179	Matrix Pricing	Quoted prices	100.00% - 101.71% (101.14%)
Foreign Governments	16	Broker-quoted	Offered quotes	102.38% - 104.09% (102.91%)
Equity securities (Salus preferred equity)	3	Income-Approach	Yield	6.29%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	17	Black Scholes model	Market value of AnchorPath fund	100.00%
Affiliated Bank Loans	50	Yield-method	Blended rates	7.00% - 9.00%
Funds withheld for reinsurance receivables at fair value	5	Matrix pricing	Calculated prices	100.00%
Funds withheld for reinsurance receivables at fair value	1	Loan recovery value	Recovery rate	26.00%
Total	$1,961
Liabilities
Future policy benefits (FSRC)	$737	Discounted cash flow	Non-Performance risk spread	0.32% - 0.64% (0.43%)
			Risk margin to reflect uncertainty	0.50% - 0.62% (0.54%)
Derivatives:
FIA embedded derivatives included in contractholder funds	2,491	Discounted cash flow	Market value of option	0.00% - 31.67% (2.61%)
			SWAP rates	2.89% - 2.93% (2.90%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (6.03%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.10% - 17.33% (2.10%)
Preferred shares reimbursement feature embedded derivative	24	Black Derman Toy model	Credit Spread	4.74%
			Yield Volatility	20.00%
Total liabilities at fair value	$3,252

	Fair Value at			Range (Weighted average)
	December 31, 2017	Valuation Technique	Unobservable Input(s)	December 31, 2017
Assets
Asset-backed securities	$412	Broker-quoted	Offered quotes	98.00% - 102.56% (100.27%)
Commercial mortgage-backed securities	49	Broker-quoted	Offered quotes	99.50% - 122.78% (114.09%)
Corporates	763	Broker-quoted	Offered quotes	73.55% - 109.63% (99.66%)
Corporates	406	Matrix Pricing	Quoted prices	67.72% - 115.04% (103.72%)
Hybrids	10	Broker-quoted	Offered quotes	96.89% - 96.89% (96.89%)
Municipals	38	Broker-quoted	Offered quotes	111.84% - 111.84% (111.84%)
Residential mortgage-backed securities	66	Broker-quoted	Offered quotes	93.25% - 102.25% (100.11%)
Foreign Governments	17	Broker-quotes	Offered quotes	104.16% - 106.28% (104.82%)
Equity securities available-for-sale (Salus preferred equity)	3	Income-Approach	Yield	5.00%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	17	Black Scholes model	Market value of AnchorPath fund	100.00%
Funds withheld for reinsurance receivables at fair value	3	Matrix pricing	Calculated prices	100.00%
Funds withheld for reinsurance receivables at fair value	1	Loan recovery value	Recovery rate	26.00%
Total	$1,785
Liabilities
Future policy benefits (FSRC)	$728	Discounted cash flow	Non-Performance risk spread	0.27%
			Risk margin to reflect uncertainty	0.54%
Derivatives:
FIA embedded derivatives, included in contractholder funds	2,387	Discounted cash flow	Market value of option	0.00% - 29.93% (4.11%)
			SWAP rates	2.24% - 2.40% (2.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (6.13%)
			Partial withdrawals	2.00% - 3.50% (2.75%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.06% - 17.33% (1.99%)
Preferred shares reimbursement feature embedded derivative	$23	Black Derman Toy model	Credit Spread	4.13%
			Yield Volatility	20%
Total liabilities at fair value	$3,138

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2018 and 2017, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$301	$—	$—	$152	$—	$(1)	$(122)	$330
Commercial mortgage-backed securities	42	—	(1)	12	—	—	7	60
Corporates	1,216	—	(8)	99	—	(69)	(48)	1,190
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	—	—	—	—	—	37
Residential mortgage-backed securities	65	—	2	179	—	(4)	—	242
Foreign Governments	16	—	—	—	—	—	—	16
Equity securities	4	—	(1)	—	—	—	—	3
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Affiliated Bank Loans	—	—	—	50	—	—	—	50
Funds withheld for reinsurance receivables at fair value	6	—	—	—	—	—	—	6
Total assets at Level 3 fair value	$1,714	$—	$(8)	$492	$—	$(74)	$(163)	$1,961
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,333	$158	$—	$—	$—	$—	$—	$2,491
Future policy benefits (FSRC)	712	1	—	—	—	24	—	737
Preferred shares reimbursement feature embedded derivative	24	—	—	—	—	—	—	24
Total liabilities at Level 3 fair value	$3,069	$159	$—	$—	$—	$24	$—	$3,252
(a) The net transfers out of Level 3 during the three months ended June 30, 2018 were exclusively to Level 2.

	Three months ended June 30, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$170	$(1)	$1	$67	$—	$(8)	$(25)	$204
Commercial mortgage-backed securities	78	—	1	—	—	(1)	6	84
Corporates	1,090	—	6	5	—	(6)	(39)	1,056
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	—	—	—	—	—	38
Residential mortgage-backed securities	14	—	1	—	—	—	—	15
Foreign Governments	16	—	1	—	—	—	—	17
Equity securities available-for-sale	1	—	—	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	14	1	—	—	—	—	—	15
Loan participations	—	—	1	—	—	(1)	—	—
Total assets at Level 3 fair value	$1,431	$—	$11	$72	$—	$(16)	$(58)	$1,440
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,362	$80	$—	$—	$—	$—	$—	$2,442
Total liabilities at Level 3 fair value	$2,362	$80	$—	$—	$—	$—	$—	$2,442
(a) The net transfers out of Level 3 during the Predecessor three months ended June 30, 2017 were exclusively to Level 2.

	Six months ended June 30, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$412	$—	$(2)	$180	$—	$(7)	$(253)	$330
Commercial mortgage-backed securities	49	—	(2)	12	—	(6)	7	60
Corporates	1,169	—	(28)	199	—	(102)	(48)	1,190
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	(1)	—	—	—	—	37
Residential mortgage-backed securities	66	—	2	179	—	(5)	—	242
Foreign Governments	17	(1)	—	—	—	—	—	16
Equity securities	3	1	(1)	—	—	—	—	3
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Affiliated Bank Loans	—	—	—	50	—	—	—	50
Funds withheld for reinsurance receivables at fair value	4	—	—	2	—	—	—	6
Total assets at Level 3 fair value	$1,785	$—	$(32)	$622	$—	$(120)	$(294)	$1,961
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,387	$104	$—	$—	$—	$—	$—	$2,491
Future policy benefits (FSRC)	728	(19)	—	—	—	28	—	737
Preferred shares reimbursement feature embedded derivative	23	1	—	—	—	—	—	24
Total liabilities at Level 3 fair value	$3,138	$86	$—	$—	$—	$28	$—	$3,252
(a) The net transfers out of Level 3 during the six months ended June 30, 2018 were exclusively to Level 2.

	Six months ended June 30, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$197	$(1)	$3	$66	$—	$(17)	$(44)	$204
Commercial mortgage-backed securities	85	—	2	—	—	(1)	(2)	84
Corporates	1,062	—	11	65	—	(39)	(43)	1,056
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	1	—	—	—	—	38
Residential mortgage-backed securities	—	—	1	—	—	—	14	15
Foreign Governments	16	—	1	—	—	—	—	17
Equity securities available-for-sale	1	—	—	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	13	2	—	—	—	—	—	15
Loan participations	6	(1)	1	—	—	(6)	—	—
Total assets at Level 3 fair value	$1,427	$—	$20	$131	$—	$(63)	$(75)	$1,440
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,250	$192	$—	$—	$—	$—	$—	$2,442
Total liabilities at Level 3 fair value	$2,250	$192	$—	$—	$—	$—	$—	$2,442
(a) The net transfers out of Level 3 during the Predecessor six months ended June 30, 2017 were exclusively to Level 2.

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

Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At June 30, 2018 and December 31, 2017, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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

	June 30, 2018
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock, included in other invested assets	$—	$49	$—	$49	$49
Commercial mortgage loans	—	—	522	522	525
Policy loans, included in other invested assets	—	—	15	15	19
Funds withheld for reinsurance receivables, at fair value	—	—	17	17	17
Total	$—	$49	$554	$603	$610

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$17,408	$17,408	$20,083
Debt	—	537	—	537	540
Total	$—	$537	$17,408	$17,945	$20,623

	December 31, 2017
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$549	$549	$548
Policy loans, included in other invested assets	—	—	15	15	17
Funds withheld for reinsurance receivables, at fair value	—	—	16	16	16
Total	$—	$—	$580	$580	$581

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$16,659	$16,659	$19,457
Debt	—	307	105	412	412
Total	$—	$307	$16,764	$17,071	$19,869

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments are measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies” to the Company's 2017 Form 10-K.

	Carrying Value After Measurement
	June 30, 2018	December 31, 2017
Equity securities	$43	$44
Limited partnership investment, included in other invested assets	218	154
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
The Company’s assessment resulted in gross transfers into and gross transfers out of certain fair value levels by asset class for the three and six months ended June 30, 2018 and 2017, are as follows:

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Three months ended June 30, 2018
Asset-backed securities	$—	$—	$122	$—	$—	$122
Commercial mortgage-backed securities	—	—	1	8	8	1
Corporates	—	—	51	3	3	51
Hybrids	5	—	—	5	—	—
Equity securities available-for-sale	25	—	—	25	—	—
Total transfers	$30	$—	$174	$41	$11	$174
Predecessor
Three months ended June 30, 2017
Asset-backed securities	$—	$—	$25	$—	$—	$25
Commercial mortgage-backed securities	—	—	—	6	6	—
Corporates	—	—	40	1	1	40
Total transfers	$—	$—	$65	$7	$7	$65

Six months ended June 30, 2018
Asset-backed securities	$—	$—	$253	$—	$—	$253
Commercial mortgage-backed securities	—	—	1	8	8	1
Corporates	—	—	51	3	3	51
Hybrids	20	—	—	20	—	—
Equity securities available-for-sale	25	—	—	25	—	—
Total transfers	$45	$—	$305	$56	$11	$305
Predecessor
Six months ended June 30, 2017
Asset-backed securities	$—	$—	$80	$36	$36	$80
Commercial mortgage-backed securities	—	—	8	6	6	8
Corporates	—	—	44	1	1	44
RMBS	—	—	—	14	14	—
Total transfers	$—	$—	$132	$57	$57	$132

-40

(7) Intangibles

A summary of the changes in the carrying amounts of the Company's intangible assets,VOBA, DAC and DSI are as follows:

	VOBA	DAC	DSI	Total
Balance at December 31, 2017	$827	$19	$10	$856
Deferrals	—	134	60	194
Amortization	(40)	(2)	(3)	(45)
Interest	10	1	—	11
Unlocking	1	—	—	1
Adjustment for net unrealized investment (gains) losses	61	3	3	67
Balance at June 30, 2018	$859	$155	$70	$1,084

Predecessor	VOBA	DAC	DSI	Total
Balance at December 31, 2016	$118	$1,024	$86	$1,228
Deferrals	—	145	22	167
Unlocking	7	(1)	(3)	3
Interest	6	21	2	29
Amortization	(23)	(83)	(10)	(116)
Adjustment for net unrealized investment (gains) losses	(108)	(106)	—	(214)
Balance at June 30, 2017	$—	$1,000	$97	$1,097
Amortization of VOBA, DAC, DSI, and UREV is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0.05% to 4.01%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, DSI, and UREV that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statement of Operations. As of June 30, 2018, and June 30, 2017, the VOBA balances included cumulative adjustments for net unrealized investment losses (gains) of $43 and $(148), respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses of $2 and $(99), respectively. As of June 30, 2018, the DSI balance included net unrealized investment losses of $3.

Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year
2018	31
2019	76
2020	85
2021	81
2022	73
Thereafter	468
The Company had an unearned revenue balance of $22 as of June 30, 2018, including deferrals of $(19), amortization of $11, and adjustment for net unrealized investment (gains) losses of $(14).

Definite Lived Intangible Assets
Amortizable intangible assets as of June 30, 2018 consist of the following:

	June 30, 2018
	Cost	Accumulated amortization	Net	Weighted Average Useful Life (Years)
Trade names	16	1	15	10

	Carrying amount	Weighted Average Useful Life (Years)
State insurance licenses	$6	Indefinite
Trade marks / trade names	15	10
Total	$21

(8) Debt
On April 20, 2018, Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), a subsidiary of the Company, completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025, issued at 99.5% for proceeds of $547. The Company used the net proceeds of the offering (i) to repay $135 of borrowings under its revolving credit facility and related expenses and (ii) to redeem in full and satisfy and discharge all of the outstanding $300 aggregate principal amount of FGLH's outstanding 6.375% Senior Notes due 2021. The Company expects to use the remaining proceeds of the offering for general corporate purposes, which may include additional capital contributions to the Company's insurance subsidiaries. This exchange of debt instruments constituted an extinguishment. As a result, the Company recognized a $2 gain on the extinguishment of the 6.375% Senior Notes.
The Company capitalized $7 of debt issuance costs in connection with the 5.50% Senior Notes offering, which are classified as an offset within the "Debt" line on the Company's Condensed Consolidated Balance Sheets, and are being amortized from the date of issue to the redemption date using the straight-line method.
The Company's outstanding debt as of June 30, 2018 and June 30, 2017 is as follows:

	June 30, 2018	December 31, 2017
Debt	$550	$307
Revolving credit facility	—	105
The $0 and $105 drawn balances on the revolver carried interest rates equal to 0% and 4.17%, as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the amount available to be drawn on the revolver was $250 and $145, respectively.
The interest expense and amortization of debt issuance costs of the Company's debt for the three and six months ended June 30, 2018 and 2017, respectively, were as follows:

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
			Predecessor				Predecessor
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	8	—	5	—	13	—	9	—
Revolving credit facility	1	—	1	—	2	—	2	1
Gain on extinguishment of debt	(2)	—	—	—	(2)	—	—	—

(9) Equity
Dividends
The Company did not declare a cash dividend to its common shareholders during the three and six months ended June 30, 2018. The Predecessor declared the following cash dividends to its common shareholders during the three and six months ended June 30, 2017:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
February 2, 2017	March 6, 2017	February 21, 2017	58,308	$0.065	$4
May 1, 2017	June 5, 2017	May 22, 2017	58,315	$0.065	$4
The Company declared the following dividends to its preferred shareholders during the three and six months ended June 30, 2018:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shares outstanding at date of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	277	Paid in kind	$—	5
Series B Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	101	Paid in kind	$—	1
Series A Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	282	Paid in kind	$—	5
Series B Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	102	Paid in kind	$—	2

(10) Stock Compensation

On August 8, 2017, the Company adopted a stock-based incentive plan (the “FGL Incentive Plan”) that permits the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing. The Company’s Compensation Committee is authorized to grant up to 15,006 thousand equity awards under the Incentive Plan. At June 30, 2018, 1,171 thousand equity awards are available for future issuance.

FGL Incentive Plan

On May 15, 2018 FGL granted 13,835 thousand stock options to certain officers of the Company. The following table summarizes the vesting conditions for these options:

Vesting mechanism	Vest Dates	Number of options subject to these vesting conditions
Service	Each March 15 from 2019 through 2023; subject to continued service	3,937
Service and return on equity performance	March 15 2020, 2021 and 2022 subject to continued service and targeted return on equity	4,949
Service and stock price performance	Each March 15 from 2019 through 2023; subject to continued service and target stock price goals being achieved	4,949

The total fair value of the options granted in the six months ended June 30, 2018 was $29. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period.
At June 30, 2018, the intrinsic value of stock options outstanding or expected to vest was $0. At June 30, 2018, the weighted average remaining contractual term of stock options outstanding or expected to vest was 7 years. At June 30, 2018 there were no options that were exercisable or vested.
A summary of the Company’s outstanding stock options as of June 30, 2018, and related activity during the six months ended June 30, 2018, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2017	—	$—
Granted	13,835	10.00
Exercised	—	—
Forfeited or expired	—	—
Stock options outstanding at June 30, 2018	13,835	10.00
Exercisable at June 30, 2018	—	—
Vested or projected to vest at June 30, 2018	13,835	10.00
To value the options granted with service and return on equity performance vesting conditions, we used a Black Scholes valuation model. To value the options granted with stock price market performance vesting conditions, we used a Monte Carlo simulation. The following inputs and assumptions were used in the determination of the grant date fair values for each.

	Black-Scholes Model		Monte Carlo Model
	Serviced based	ROE Performance based	Stock Price Performance based	Source of input/ assumption
Weighted average fair value per options granted	$2.2	$2.35	$1.77	N/A
Risk-free interest rate	2.95%	2.98%	3.02%	US Treasury Curve
Assumed dividend yield	—%	—%	—%	Internal projection
Expected option term	5.5 years	6.0 years	N/A	Internal model
Contractual term	N/A	N/A	7.0 years	N/A
Volatility	25.00%	25.00%	25.72%	Predecessor and peer group experience
Early exercise multiple	N/A	N/A	2.8x	Hull White model
Cost of equity	N/A	N/A	10.50%	Capital asset pricing model - 20 year risk free rate

The Company granted 112 thousand restricted shares to directors in the six months ended June 30, 2018. These shares vest in equal installments over a period of 1 year. The total fair value of the restricted shares granted in the six months ended June 30, 2018 was $1.
A summary of the Company’s nonvested restricted shares outstanding as of June 30, 2018, and related activity during the six months ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at December 31, 2017	—	$—
Granted	112	10.01
Vested	—	—
Forfeited	—	—
Nonvested restricted shares outstanding at June 30, 2018	112	10.01
Management Incentive Plan

On May 22, 2018, the Company granted 367 thousand phantom-units to members of management under a management incentive plan (the "Management Incentive Plan"). The phantom units are settled in cash, and therefore the Management Incentive Plan is classified as a liability plan. The value of this plan is classified within "Other liabilities" on the unaudited Condensed Consolidated Balance Sheets and is adjusted each period, with a corresponding adjustment to “Acquisition and operating expenses, net of deferrals”, to reflect changes in the Company’s stock price. The total fair value of the restricted shares granted in the six months ended June 30, 2018 was $3.

One half of the phantom-units vest in three equal installments on each March 15th from 2019 to 2021, subject to awardees continued service with the Company. The other half begin vesting on March 15th 2020 and cliff vest on March 15, 2021 based on continued service and attainment of a performance metric: return on equity.
At June 30, 2018, the liability for phantom units of $0 was based on the number of units granted, the elapsed portion of the service period and the fair value of the Company’s common stock on that date which was $8.39.
A summary of the Management Incentive Plan nonvested phantom units outstanding as of June 30, 2018, and related activity during the six months ended, is as follows (share amount in thousands):

Phantom units	Shares	Weighted Average Grant Date Fair Value
Phantom units outstanding at December 31, 2017	—	$—
Granted	367	8.96
Vested	—	—
Forfeited or expired	—	—
Phantom units outstanding at June 30, 2018	367	8.96

The Company recognized total stock compensation expense related to the FGL Incentive Plan and Management Incentive Plan is as follows:

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
FGL Incentive Plan
Stock options	$1	$1
Restricted shares	—	—
	1	1
Management Incentive Plan
Phantom units	—	—
	—	—
Total stock compensation expense	1	1
Related tax benefit	—	—
Net stock compensation expense	$1	$1
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.

Total compensation expense related to the FGL Incentive Plan and Management Incentive Plan not yet recognized as of June 30, 2018 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Incentive Plan
Stock options	$28	4
Restricted shares	1	1
	29
Management Incentive Plan
Phantom units	3	3
	3
Total unrecognized stock compensation expense	$32	4

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
The Company’s Bermuda insurance subsidiary, F&G Re Ltd., is party to a ModCo reinsurance agreement with its US Life sister company, FGL Insurance. The Tax Cut and Jobs Act (“TCJA”) enacted on December 22 2017, contained a Base-Erosion and Anti-Abuse Tax (“BEAT”). The BEAT provisions apply a minimum tax (5% in 2018) to certain reinsurance payments settled between FGL Insurance and F&G Re Ltd.. Absent clarifying guidance, the current language in the Act suggests that the tax is applied without regard to deduction or offset under a typical ModCo reinsurance agreement (i.e. a “Gross application”). Without clarifying guidance from Regulatory authorities in regards to allowing for a “Net application” in the calculation of BEAT, the Company will make an election under IRC Code Section 953(d) for the 2018 tax year, which will result in F&G Re Ltd being treated as if it were a US Tax Payer. The effect of the election would be retroactive to the beginning of the Tax calendar year. The current period financial statements reflect an assumed 953(d) election with regard to F&G Re Ltd. As a result of the election, which would occur in the event that clarifying language allowing a "net application" is not determined, an opening balance sheet deferred tax liability was set up resulting in a discrete expense being recorded in the first quarter of 2018. The provision for income taxes represents federal income taxes. The effective tax rate for the three and six months ended June 30, 2018 was 29% and 37%, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 33% and 35%, respectively. The effective tax rate on pre-tax income for the current six months ended June 30, 2018 differs from the U.S Federal statutory rate for 2018 of 21% primarily due to the impact of F&G Re Ltd. making an election to be a US taxpayer. As a result of the election, an opening balance sheet deferred tax liability was set up resulting in a discrete expense being recorded in the first quarter. The effective tax rate on pre-tax income for the current three months ended June 30, 2018 differs from the U.S. Federal statutory rate for 2018 of 21% primarily due to the negative impact of losses in zero tax jurisdictions and a valuation allowance placed against a portion of the income tax benefit associated with unrealized losses recorded in the income statement. The effective tax rate on pre-tax income for the three months ended June 30, 2017 differed from the U.S Federal statutory rate for 2017 of 35% primarily due to the impact of favorable permanent adjustments.
The TCJA amended many provisions of the Internal Revenue Code that  effect on the Company.  The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for the effects of U.S. tax reform in circumstances in which an exact calculation cannot be made, but for which a reasonable estimate can be determined. As internal systems are updated and additional guidance becomes available, the estimate will be updated in accordance with instruction outlined in the standard and within the measurement period, which is not to extend beyond one year from the enactment date.  The only provisional amount utilized in the preparation of the Company’s financial statements was tax reserves.  As of the reporting date, the Company has not yet been able to update its reserving system for the impact of the TCJA.  A reasonable estimate, prepared by the Company's Actuarial department, was calculated at December 31, 2017 and refined in the current period. The refinement had no impact on the Company’s ETR as the book\tax difference on tax reserves is a timing difference.   No other provisions of the U.S. tax reform had a significant impact on our 2018 income tax provisions.
The Company maintains a valuation allowance against most of the deferred tax assets of its non-life insurance company subsidiaries, FSRC, and the unrealized capital losses on F&G Re Ltd.. The Company has also placed a partial valuation allowance on its unrealized capital losses on the US life insurance subsidiaries. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income that would allow for recognition of all of their deferred tax assets. FSRC is in a cumulative loss position and does not have a sufficient track record of earnings to recognize any portion of its deferred tax assets. F&G Re Ltd. does not have a source of capital gain income needed to recognize its unrealized loss deferred tax assets. The Company’s US life insurance subsidiaries have sources of capital gain income, but not enough to cover all of its unrealized loss deferred tax assets.
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
As of June 30, 2018, the Company had a partial valuation allowance of $83 against its gross deferred tax assets of $369. The valuation allowance is an offset to most of the non-life company deferred tax assets, FSRC deferred tax assets, and F&G Re Ltd. and US Life Insurance Company deferred tax assets on unrealized capital losses that are considered more likely than not to be unrecoverable due to insufficient sources of future income.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of June 30, 2018 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

June 30, 2018
Asset Type
Other invested assets	$655
Equity securities	33
Fixed maturity securities, available-for-sale	45
Other assets	10
Total	$743
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
The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2018, FGL has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
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

On June 30, 2017, a putative class action complaint was filed against FGL Insurance, FGL, and FS Holdco II Ltd in the United States District Court for the District of Maryland, captioned Brokerage Insurance Partners v. Fidelity & Guaranty Life Insurance Company, Fidelity & Guaranty Life, FS Holdco II Ltd, and John Doe, No. 17-cv-1815. The complaint alleges that FGL Insurance breached the terms of its agency agreement with Brokerage Insurance Partners (“BIP”) and other agents by changing certain compensation terms. The complaint asserts, among other causes of action, breach of contract, defamation, tortious interference with contract, negligent misrepresentation, and violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The complaint seeks to certify a class composed of all persons who entered into an agreement with FGL Insurance to sell life insurance and who sold at least one life insurance policy between January 1, 2015 and January 1, 2017.  The complaint seeks unspecified compensatory, consequential, and punitive damages in an amount not presently determinable, among other forms of relief.
On September 1, 2017, FGL Insurance filed a counterclaim against BIP and John and Jane Does 1-10, asserting, among other causes of action, breach of contract, fraud, civil conspiracy and violations of RICO. On September 22, 2017, Plaintiff filed an Amended Complaint, and on October 16, 2017, FGL Insurance filed an Amended Counterclaim against BIP, Agent Does 1-10, and Other Person Does 1-10. The parties also filed cross-Motions to Dismiss in Part, which are pending before the Court.
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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the three and six months ended June 30, 2018, and the Predecessor three and six months ended June 30, 2017 were as follows:

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
			Predecessor				Predecessor
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	58	308	59	296	118	370	118	639
Assumed	—	(5)	—	—	—	(26)	—	—
Ceded	(43)	(54)	(47)	(61)	(85)	(113)	(103)	(136)
Net	15	249	12	235	33	231	15	503
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the six months ended June 30, 2018 or the Predecessor six months ended June 30, 2017. The Company did not commute any ceded reinsurance during the six months ended June 30, 2018 or the Predecessor six months ended June 30, 2017.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer,  to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. In accordance with the terms of this agreement, FGL Insurance cedes 70% net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees. Effective July 1, 2017, FGL Insurance extended this agreement to include new business issued during 2017. Effective January 1, 2018 FGL Insurance extended this agreement to include new business issued during 2018, and extended the recapture period from 8 to 12 years. FGL Insurance incurred risk charge fees of $3, and $5 during the three and six months ended June 30, 2018, respectively, in relation to this reinsurance agreement.
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
FSRC has five reinsurance treaties with unaffiliated parties. At June 30, 2018, FSRC had $769 of funds withheld receivables and $737 of insurance reserves related to these reinsurance treaties.
See a description of FSRC’s accounting policy for its assumed reinsurance contracts in "Note 2. Significant Accounting Policies and Practices" within the Company's 2017 Form 10-K.
The Company adopted ASU 2016-01 effective January 1, 2018, which requires FSRC to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The adoption of this new accounting guidance had a $1 and $(2) impact on pre-tax net income, or $0.00 and $(0.01) per common share, for the three and six months ended June 30, 2018, respectively.
(14) Related Party Transactions
Affiliated Investments
The Company entered into investment management agreements with Blackstone ISG-I Advisors LLC ("BISGA"), a wholly-owned subsidiary of The Blackstone Group LP ("Blackstone"), and certain subsidiaries of the Company on December 1, 2017. The Company paid $23 to BISGA upon the close of the merger for services rendered related to the transaction and BISGA will forego approximately 30% of the first thirteen months’ management fee to which it is entitled under the investment management agreement. As of June 30, 2018, the Company has a net liability of $9 for the services consumed under this investment management agreement, partially offset by fees received and expense reimbursements from BISGA.
The Company holds certain fixed income security interests, limited partnerships and bank loans issued by portfolio companies that are affiliates of Blackstone Tactical Opportunities, an affiliate of Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd. (the “Blackstone Fixed Income Securities”) both on a direct and indirect basis.  Indirect investments include an investment made in an affiliates’ asset backed fund while direct investments are an investment in affiliates' equity or debt securities.  As of June 30, 2018 and December 31, 2017, the Company held $298 and $188 in affiliated investments, respectively.  For the three months ended June 30, 2018 the Company made investment trades in affiliated investments. In addition, as of June 30, 2018, the Company had commitments to invest in 8 other affiliated investments. The unfunded commitments relating to these affiliated investments at June 30, 2018 is $503.
The Company had no gross realized gains or realized impairment losses on related party investments during the three and six months ended June 30, 2018.
The Company had $0 and $2 gross realized losses, inclusive of impairment losses on related party investments during the Predecessor three and six months ended June 30, 2017, respectively.

FSRC (Predecessor)
FGL Insurance reinsures certain liabilities and obligations to FSRC. For the three and six months ended ended June 30, 2017, FGL Insurance ceded $0 and and $1 of premium revenue and $11 and $25 of benefits and other changes is policy reserves, respectively, to FSRC. There are no ceded operating results related to the FGL Insurance and FSRC reinsurance agreement reported in the unaudited Condensed Consolidated Statement of Operations for the three and six months ended ended June 30, 2018 as such amounts are eliminated on consolidation.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		Predecessor		Predecessor
Net Income	$20	$32	$72	$54
Less Preferred stock dividend	7	—	14	—
Net income available to common shares	13	32	58	54

Weighted-average common shares outstanding - basic	214,370	58,335	214,370	58,331
Dilutive effect of unvested restricted stock & PRSU	9	37	6	29
Dilutive effect of stock options	—	73	—	54
Weighted-average shares outstanding - diluted	214,379	58,445	214,376	58,414

Net income per common share:
Basic	$0.06	$0.54	$0.27	$0.92
Diluted	$0.06	$0.54	$0.27	$0.92
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of the Successor and Predecessor shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three and six months ended June 30, 2018 excludes the incremental effect of 1 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 384 thousand preferred stock shares outstanding as of June 30, 2018 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met. The calculation of diluted earnings per share for the three and six months ended June 30, 2018 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 680 thousand and 292 thousand shares for the three and six months ended June 30, 2018, respectively.
The calculation of diluted earnings per share for the Predecessor three and six months ended June 30, 2017 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect. The number of weighted average equivalent shares excluded in the Predecessor three and six months ended June 30, 2017 are 0 thousand and 1 thousand shares.
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
The FSR Companies (Cayman and Bermuda) and F&G Re Ltd. (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $110 and $110 at June 30, 2018 and December 31, 2017, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4 and $5 at June 30, 2018 and December 31, 2017, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and (deficit) surplus would be $(11) and $(18) as of June 30, 2018 and December 31, 2017, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at June 30, 2018 and December 31, 2017 was $103 and $97, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $(30) and $54 (decrease)/increase to statutory capital and surplus at June 30, 2018 and December 31, 2017, respectively.
The prescribed and permitted statutory accounting practices have no impact on the Company’s Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.
As of June 30, 2017, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
On May 14, 2018, Fidelity & Guaranty Life Holdings, Inc. ("FGLH") made a dividend payment of $27 to FGL US Holdings, Inc. ("FGL US Holdings"). On June 28, 2018, FGL US Holdings issued a $65 intercompany note to F&G Life Re Ltd (F&G Life Re); and subsequently approves a $65 capital contribution to its wholly owned subsidiary, FGLH. On June 28, 2018, FGLH made a capital contribution for $125 to FGL Insurance.

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

•	the ability to maintain or obtain approval of Iowa Insurance Division ("IID") and other regulatory authorities as required for our operations and those of our insurance subsidiaries

•	the impact of the fiduciary rule proposals by the SEC and NAIC on the Company, its products, distribution and business model;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products;

•	changes in tax laws which affect us and/or our shareholders;

•	potential adverse tax consequences if we are treated as a passive foreign investment company;

•	the impact on our business of new accounting rules or changes to existing accounting rules;

•	our potential need and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;

•	our ability to successfully acquire new companies or businesses and integrate such acquisitions into our existing framework;

•	the impact of potential litigation, including class action litigation;

•	our ability to protect our intellectual property;

•	our ability to maintain effective internal controls over financial reporting;

•	the impact of restrictions in the Company's debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	our ability and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;

•	the continued availability of capital required for our insurance subsidiaries to grow;

•	the performance of third parties including third party administrators, independent distributors, underwriters, actuarial consultants and other outsourcing relationships;

•	the loss of key personnel;

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
Introduction
Management's discussion and analysis reviews our consolidated financial position at June 30, 2018 (unaudited) and December 31, 2017, and the unaudited consolidated results of operations for the three and six months ended June 30, 2018 and 2017 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of FGL Holdings (“FGL Holdings,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”), which was included with our audited consolidated financial statements for the year ended December 31, 2017 included within the Company’s 2017 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2017 Form 10-K, which can be found at the SEC website, www.sec.gov.
Basis of Presentation
As a result of the completion of the Business Combination on November 30, 2017, our Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report are presented: (i) as of June 30, 2018 and December 31, 2017 ; (ii) for the three and six months ended June 30, 2018 and the Predecessor three and six months ended June 30, 2017. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the three and six months ended June 30, 2018 results compared to the Predecessor three and six months ended June 30, 2017 results. We believe this discussion provides helpful information with respect to performance of our business during those respective periods. Our financial statement presentation includes the financial statements of FGL and its subsidiaries as “Predecessor” for the periods prior to the completion of the Business Combination and FGL Holdings, including the consolidation of FGL and its subsidiaries and FSR Companies, as "Successor" for periods from and after the Closing Date.
Overview
We provide our principal life and annuity products through our insurance subsidiaries - Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"). Our customers range across a variety of age groups and are concentrated in the middle-income market. Our fixed indexed annuities (“FIAs”) provide for pre-retirement wealth accumulation and post-retirement income management. Our universal life products ("IUL") provide wealth protection and transfer opportunities. Life and annuity products are primarily distributed through Independent Marketing Organizations ("IMOs") and independent insurance agents.
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

and (3) a number of related expenses, including benefits and changes in reserves, acquisition costs, and general and administrative expenses.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2018, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Industry Factors and Trends Affecting Our Results of Operations
Demographics and macroeconomic factors are increasing the demand for our FIA and IUL products, for which demand is large and growing. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 15% in 2015 to 20% in 2030.
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

Annuity and Life Sales
We regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. For GAAP purposes annuity and IUL sales are recorded as deposit liabilities (i.e. contract holder funds). Management believes that presentation of sales as measured for management purposes enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.Sales of annuities and IULs by fiscal quarters for the quarters ended March 31 and June 30 were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	2018	2017	2018	2017
First Quarter	$778	$732	$6	$14
Second Quarter	769	582	7	9
Total	$1,547	$1,314	$13	$23
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
The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to offset the statutory reserve impact of the index credits due to policyholders under the FIA contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. We attempt to manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spread, or participation rates, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
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
Non-GAAP Measures
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
Adjusted Operating Income ("AOI") is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income (loss) to eliminate (i) the impact of net investment gains/losses including other than temporary impairment ("OTTI") losses recognized in operations, but excluding gains and losses on derivatives hedging our indexed annuity policies, (ii) the effect of changes in fair values of FIA related derivatives and embedded derivatives, net of hedging cost, (iii) the tax effect of affiliated reinsurance embedded derivative, (iv) the effect of integration, merger related & other non-operating items, (v) impact of extinguishment of debt, and (vi) net impact from Tax Cuts and Jobs Act. Adjustments to AOI are net of the corresponding impact on amortization of intangibles, as appropriate. The income tax impact related to these adjustments is measured using an effective tax rate of 21%, as appropriate. While these adjustments are an integral part of the overall performance of the Company, market conditions and/or the non-operating nature of these items can overshadow the underlying performance of the core business. Accordingly, Management considers this to be a useful measure internally and to investors and analysts in analyzing the trends of our operations.
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
The adjustments to net income are net of DAC, DSI, and VOBA amortization. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates as of the reporting date. The impact of the change in fair values of FIA-related derivatives, embedded derivatives and hedging costs has been removed from net income in calculating AOI.
AAUM is a non-GAAP measure we use to assess the rate of return on assets available for reinvestment. AAUM is calculated as the sum of (i) total invested assets at amortized cost, excluding derivatives; (ii) related party loans and investments; (iii) accrued investment income; (iv) funds withheld at fair value; (v) the net payable/receivable for the purchase/sale of investments and (iv) cash and cash equivalents, excluding derivative collateral, at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one. Management considers this to be a useful measure internally and to investors and analysts when assessing the rate of return on assets available for reinvestment.
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six months ended June 30, 2018, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2017 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our unaudited consolidated financial statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations for the three and six months ended June 30, 2018 and the Predecessor three and six months ended June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Revenues:
Premiums	$15	$12	$3	$33	$15	$18
Net investment income	282	257	25	545	504	41
Net investment gains (losses)	(2)	67	(69)	(193)	148	(341)
Insurance and investment product fees and other	45	44	1	93	88	5
Total revenues	340	380	(40)	478	755	(277)
Benefits and expenses:
Benefits and other changes in policy reserves	249	235	14	231	503	(272)
Acquisition and operating expenses, net of deferrals	46	40	6	86	73	13
Amortization of intangibles	10	51	(41)	33	84	(51)
Total benefits and expenses	305	326	(21)	350	660	(310)
Operating income	35	54	(19)	128	95	33
Interest expense	(7)	(6)	(1)	(13)	(12)	(1)
Income before income taxes	28	48	(20)	115	83	32
Income tax expense	(8)	(16)	8	(43)	(29)	(14)
Net income	$20	$32	$(12)	$72	$54	18
Less preferred stock dividend	7	—	7	14	—	14
Net income available to common shareholders	$13	$32	$(19)	$58	$54	$4
Annuity sales for the quarter ended June 30, 2018 and Predecessor quarter ended June 30, 2017 were $769 and $582, respectively, including FIA sales of $549 and $455, respectively. Annuity sales for the six months ended June 30, 2018 and Predecessor six months ended June 30, 2017 were $1,547 and $1,314, respectively, including FIA sales of $985 and $893, respectively. FIA sales during the three and six months ended June 30, 2018 reflect continued strong and productive collaboration with our distribution partners, primarily Independent Marketing Organizations. Sales of MYGA were $220 in the quarter ended June 30, 2018 and $127 in the Predecessor quarter ended June 30, 2017. Sales of MYGA were $362 in the six months ended June 30, 2018 and $285 in the Predecessor six months ended June 30, 2017. There were no funding agreements in the three months ended June 30, 2018 or the Predecessor three months ended June 30, 2017. The six months ended June 30, 2018 reflects a $200 funding agreement with Federal Home Loan Bank, under an investment spread strategy, while the Predecessor six months ended June 30, 2017 reflects a $136 funding agreement with Federal Home Loan Bank. These funding agreements are presented as an institutional spread based products and we view this volume as subject to fluctuation period to period. Indexed universal life sales during the quarter ended June 30, 2018 and the Predecessor quarter ended June 30, 2017 were $7 and $9, respectively. Indexed universal life sales during the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017 were $13 and $23, respectively. The decline in IUL sales during the quarter and six months ended June 30, 2018 reflects our focus on quality of new business and pricing discipline to achieve profitability and capital targets.

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

Premiums were $15 and $12 for the quarter ended June 30, 2018 and Predecessor quarter ended June 30, 2017, respectively. Premiums were $33 and $15 for the six months ended June 30, 2018 and Predecessor six months ended June 30, 2017, respectively. The primary drivers of these results were $8 premiums earned on traditional life insurance products as well as $7 in life-contingent immediate annuity annuitizations during the quarter ended June 30, 2018, compared to $7 premiums earned on traditional life insurance products as well as $5 life-contingent immediate annuity annuitzations during the Predecessor quarter ended June 30, 2017. The primary driver for the results in the six months ended June 30, 2018 and the Predecessor June 30, 2017 were $17 premiums earned on traditional life insurance products as well as $16 in life-contingent immediate annuity annuitizations during the six months ended June 30, 2018, compared to $7 premiums earned on traditional life insurance products as well as $8 life-contingent immediate annuity annuitzations during the Predecessor six months ended June 30, 2017.

Net investment income
Below is a summary of the major components included in net investment income ("NII") for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Fixed maturity securities, available-for-sale	$248	$242	$6	$490	$478	$12
Equity securities	26	11	15	36	21	15
Commercial mortgage loans, invested cash, short term investments, and other investments	24	10	14	45	17	28
Gross investment income	298	263	35	571	516	55
Investment expense	(16)	(6)	(10)	(26)	(12)	(14)
Net investment income	$282	$257	$25	$545	$504	$41
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Yield on AAUM (at amortized cost)	4.42%	5.01%	(0.59)%	4.32%	4.95%	(0.63)%
Less: Interest credited and option cost	(2.34)%	(2.47)%	0.13%	(2.34)%	(2.48)%	0.14%
Net investment spread	2.08%	2.54%	(0.46)%	1.98%	2.47%	(0.49)%
AAUM	$25,491	$20,569	$4,922	$25,224	$20,365	$4,859

•
The $4.9 billion increases in AAUM quarter over quarter and year over year, respectively, were primarily influenced by the acquisition of the FSR Companies as well as by the effects of purchase accounting on the investments of FGL and sales.

•
The increase in NII of $25, or 10%, from the Predecessor quarter ended June 30, 2017 to the quarter ended June 30, 2018 was primarily due an increase in AAUM (volume).  The volume increase period over period resulted in net investment income growth of $62. This increase was offset by $37 driven by a decline in earned yields (rate) as the result of purchase accounting impacts.

•
The increase in NII of $41, or 8%, from the Predecessor six months ended June 30, 2017 to the six months ended June 30, 2018 was primarily due an increase in AAUM (volume).  The volume increase period over period resulted in net investment income growth of $120. This increase was offset by $79 driven by a decline in earned yields (rate) as the result of purchase accounting impacts.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Net realized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$(46)	$(7)	$(39)	$(92)	$(23)	$(69)
Net realized and unrealized gains (losses) on hedging derivatives and reinsurance-related embedded derivatives	57	82	(25)	(67)	191	(258)
Change in fair value of reinsurance related embedded derivatives	(13)	(9)	(4)	(34)	(20)	(14)
Net investment gains (losses)	$(2)	$67	$(69)	$(193)	$148	$(341)

•
For the quarter ended June 30, 2018, net realized losses on available-for-sale securities of $46 includes $20 trading loss as part of a planned portfolio re-positioning strategy following the completion of the merger, $20 change in the unrealized losses on equity securities reflecting the post adoption impact of ASU 2016-01 and $0 of impairment losses.

•
Net realized and unrealized gains on certain derivatives were $57 for the quarter ended June 30, 2018 as compared to net realized and unrealized gains of $82 for the Predecessor quarter ended June 30, 2017. Net realized and unrealized losses on certain derivatives were $67 for the six months ended June 30, 2018 as compared to net realized and unrealized gains of $191 for the Predecessor six months ended June 30, 2017. See the table below for primary drivers of these gains (losses).

•
For the six months ended June 30, 2018, net realized losses on available-for-sale securities of $92 includes $36 trading loss on the block trade completed in February 2018 and $20 as part of a planned portfolio re-positioning strategy following the completion of the merger, $29 change in the unrealized losses on equity securities reflecting the post adoption impact of ASU 2016-01 and $2 of impairment losses. In the Predecessor six months ended June 30, 2017 net realized losses on available-for-sale securities of $23, inclusive of $21 of impairments related to corporates, other invested assets and asset backed securities, comprised primarily of $20 credit-related impairment losses on available-for-sale debt securities related to investments in First National Bank Holding Co.

•
The fair value of reinsurance related embedded derivative, is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. The majority of the movement in the value of this derivative was driven by the Predecessor's coinsurance agreement with FSRC. As part of the Business Combination, FSRC is now a subsidiary of the Company which eliminated the impact of this component of net investment gains (losses) for the three and six months June 30, 2018. In the current period the change in fair value of the underlying assets held in FWH portfolio relates to FSRC's unaffiliated reinsurance agreements.

We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.

The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity and universal life products for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Call Options:
Gains (losses) on option expiration	$(13)	$72	$(85)	$(9)	$144	$(153)
Change in unrealized gains (losses)	64	9	55	(60)	42	(102)
Change in unrealized gain (loss) (FSRC)	4	—	$4	$2	$—	$2
Futures contracts:
Gains (losses) on futures contracts expiration	(2)	1	(3)	5	4	1
Change in unrealized gains (losses)	4	—	4	(5)	1	(6)
Total net change in fair value	$57	$82	$(25)	$(67)	$191	$(258)

Change in S&P 500 Index during the period	3%	3%	—%	2%	8%	(6)%

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

•
The net change in fair value of certain derivative instruments for the quarter ended and six months ended June 30, 2018 and the Predecessor quarter ended and six months ended June 30, 2017 were primarily driven by movements in the S&P 500 Index relative to the buy dates during each respective year.

The average index credits to policyholders for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Average Crediting Rate	4%	5%	(1)%	4%	4%	—%
S&P 500 Index:
Point-to-point strategy	4%	4%	—%	4%	4%	—%
Monthly average strategy	4%	4%	—%	4%	3%	1%
Monthly point-to-point strategy	3%	6%	(3)%	5%	5%	—%
3 year high water mark	14%	13%	1%	11%	12%	(1)%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for the quarter ended June 30, 2018 and the Predecessor quarter ended June 30, 2017 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Index performance resulted in comparable crediting rates in the periods disclosed above.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Insurance and investment product fees and other:
Surrender charges	$12	$9	$3	$26	$18	$8
Cost of insurance fees and other income	33	35	(2)	67	70	(3)
Total insurance and investment product fees and other	$45	$44	$1	$93	$88	$5

•
Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations).

•
Total insurance and investment product fees and other was $45, and $44 for the quarter ended June 30, 2018 and the Predecessor quarter ended June 30, 2017, respectively. Total insurance and investment product fees and other was $93 and $88 for the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017, respectively. These fees are primarily related to rider fees on FIA policies as well as cost of insurance ("COI") charges on IUL policies. Guaranteed minimum withdrawal benefit ("GMWB") rider fees were $21 and $17 for the quarter ended June 30, 2018 and the Predecessor quarter ended June 30, 2017, respectively. Guaranteed minimum withdrawal benefit ("GMWB") rider fees were $42 and $34 for the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017, respectively. This increase in fees is a result of growth in benefit base, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
FIA FAS 133 impact	29	1	28	(213)	51	(264)
Index credits, interest credited & bonuses	170	182	(12)	377	363	14
Annuity payments	38	37	1	76	75	1
Other policy benefits and reserve movements	(12)	15	(27)	(18)	14	(32)
Change in fair value of reserve liabilities held at fair value	24	—	24	9		9
Total benefits and other changes in policy reserves	$249	$235	$14	$231	$503	$(272)

Quarter over Quarter

•
FIA FAS 133 Impact - The FIA market value option liability increased $14 during the quarter ended June 30, 2018 and increased $17 in the Predecessor quarter ended June 30, 2017, respectively, and were driven by the changes in the equity markets and risk free rates during the current quarter. The favorable movement in equity markets resulted in a $62 increase in the FAS 133 liability during Q2 2018 as compared to $17 increase during Q2 2017. The rise in risk free rates reduced the FAS 133 reserves by approximately $27 during Q2 2018 as compared to $10 for the corresponding period in 2017. The change in equity market also impacts the market value of the derivative assets hedging our FIA policies. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
Index credits, interest credited & bonuses were $170 and $182 for the quarter ended June 30, 2018 and the Predecessor quarter ended June 30, 2017, respectively. The quarter over quarter decrease of $12 was primarily due to lower index credits on FIA policies reflecting the less favorable performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related increases in proceeds from options and futures which fund FIA index credits.

•
The change in the fair value of reserve liabilities held at fair value increased $24 for the quarter ended June 30, 2018. Reserves held at fair value represents FSRC's third-party business and impacts the quarter ended and six months ended June 30, 2018 due to the November 30, 2017 acquisition of FSR.

Six Months Period over Period

•
FIA FAS 133 Impact - The FIA market value option liability decreased $209 during the six months ended June 30, 2018 and increased $55 in the Predecessor quarter ended June 30, 2017, respectively, and were driven by the changes in the equity markets and risk free rates during the current period. The decline in equity markets resulted in a $89 reduction in the FAS 133 liability during the six months ended June 30, 2018 as compared to $55 increase during the corresponding period in 2017. The rise in risk free rates reduced the FAS 133 reserves by approximately $124 during the six months ended June 30, 2018 as compared to $12 for the corresponding period in 2017. The change in equity market also impacts the market value of the derivative assets hedging our FIA policies. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
Index credits, interest credited & bonuses were $377 and $363 for the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017, respectively. The period over period increase of $14 was primarily due to high index credits on FIA policies reflecting the favorable performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related increases in proceeds from options and futures which fund FIA index credits.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Acquisition and operating expenses, net of deferrals:
General expenses	$37	$35	$2	$72	$65	$7
Acquisition expenses	94	72	22	148	153	(5)
Deferred acquisition costs	(85)	(67)	(18)	(134)	(145)	11
Total acquisition and operating expenses, net of deferrals	$46	$40	$6	$86	$73	$13

•
The increase in acquisition and operating expenses, net of deferrals, during the quarter ended June 30, 2018 compared to the Predecessor quarter ended June 30, 2017 and the six months ended June 30, 2018 compared to the Predecessor June 30, 2017 reflects an increase in general expenses related to planned employee headcount growth, higher professional fees related to post-merger year-end audit and project related costs. Gross acquisition expenses increased $22 quarter over quarter due to higher commissions.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
Amortization of intangibles related to:		Predecessor			Predecessor
Unlocking	$(1)	$—	$(1)	$(1)	$(3)	$2
Interest	(6)	(14)	8	(11)	(29)	18
Amortization	17	65	(48)	45	116	(71)
Total amortization of intangibles	$10	$51	$(41)	$33	$84	$(51)

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). The quarter over quarter and year over year decreases in total net amortization of $41 and $51, respectively were primarily due to lower actual gross profits ("AGPs") on the lines of business with DAC and VOBA. AGPs were driven primarily by lower net investment gains during the quarter and net investment losses during the six months ended June 30, 2018 compared to net investment gains in the Predecessor quarter and six months ended June 30, 2017. This was partially offset by an increase in interest period-over-period due to continued growth in our in force book of business.

Other items affecting net income
Interest expense
The interest expense and amortization of debt issuance costs of the Company's debt for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
Interest expense and amortization related to:		Predecessor			Predecessor
Debt	$8	$5	$3	$13	$9	$4
Revolving credit facility	1	1	—	2	3	(1)
Gain on extinguishment of debt	(2)	—	(2)	(2)	—	(2)
Total interest expense	7	6	1	13	12	3

•
Interest expense was $7 for the quarter ended June 30, 2018 and $6 for the Predecessor quarter ended March 31, 2017, and reflects interest incurred on the debt and revolving credit facility for those periods. On April 20, 2018, the Company completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025. The Company used the net proceeds of the offering (i) to repay $135 of borrowings under its revolving credit facility and related expenses and (ii) to redeem in full and satisfy and discharge all of the outstanding $300 aggregate principal amount of FGLH's outstanding 6.375% Senior Notes due 2021. The current period reflects the interest expense incurred on the 5.50% senior notes due 2025    . Refer to "Note 8. Debt" of our unaudited Condensed Consolidated Financial Statements for additional details.

Income tax expense
Below is a summary of the major components included in Income tax expense for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Income before taxes	$28	$48	$(20)	$115	$83	$32

Income tax before valuation allowance	5	16	(11)	35	29	6
Change in valuation allowance	3	—	3	8	—	8
Income tax	$8	$16	$(8)	$43	$29	$14
Effective rate	29%	33%	(4)%	37%	35%	2%

•
Income tax expense for the three months ended June 30, 2018 was $8, inclusive of a valuation allowance expense of $3, compared to income tax expense of $16 for the Predecessor three months ended June 30, 2017, inclusive of a valuation allowance expense of $0. The decrease in income tax expense of $8 quarter over quarter was primarily due to the lower U.S. Federal statutory tax rate of 21% in 2018 compared with 35% in 2017, partially offset by a valuation allowance expense of $3 in the 2018 quarter.

•
Income tax expense for the six months ended June 30, 2018 was $43, inclusive of a valuation allowance expense of $8, compared to income tax expense of $29 for the Predecessor six months ended June 30, 2017, inclusive of a valuation allowance expense of $0. The increase in income tax expense of $14 period over period was primarily due to an expense of $15 to establish an opening tax balance sheet as a result of the intended election by F&G Re to be treated as a US taxpayer, higher pre-tax earnings, and valuation allowance expense of $8, partially offset by the lower U.S. Federal statutory tax rate of 21% in 2018 compared with 35% in 2017.

AOI
The table below shows the adjustments made to reconcile net income to our AOI for the quarter ended June 30, 2018, the Predecessor quarter ended June 30, 2017, the six months ended June 30, 2018 and the Predecessor June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	June 30, 2018	June 30, 2017	Increase/ (Decrease)
Reconciliation from Net Income to AOI:		Predecessor			Predecessor
Net income	$20	$32	$(12)	$72	$54	$18
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets (a)	37	4	33	76	19	57
Effect of changes in fair values of FIA related derivatives, net of hedging costs (a) (b)	16	(4)	20	(30)	(6)	(24)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets (a) (c)	—	8	(8)	—	16	(16)
Effects of integration, merger related & other non-operating items	3	5	(2)	11	7	4
Effects of extinguishment of debt	(2)	—	(2)	(2)	—	(2)
Tax effect of affiliated reinsurance embedded derivative	—	—	—	15	—	15
Tax impact of adjusting items	(9)	(3)	(6)	(9)	(10)	1
AOI	$65	$42	$23	$133	$80	$53
(a) Amounts are net of offsets related to value of business acquired ("VOBA"), deferred acquisition cost ("DAC") and deferred sale inducement ("DSI") amortization.
(b) The updated definition of AOI removes the impact of fair value accounting on FIA products for periods after December 31, 2017.
(c) Adjustment is not applicable subsequent to the Business Combination as the reinsurance agreement and related activity are eliminated via consolidation for U.S. GAAP reporting.

•
AOI increased $23 from $42 in the Predecessor quarter ended June 30, 2017 to $65 for the quarter ended June 30, 2018. The current quarter results included $5 net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") product line and other annuity reserve movements, $4 favorable net investment income from bond prepayment income; offset by $3 higher project related expenses. Comparatively, the Predecessor quarter ended June 30, 2017 AOI included approximately $2 of net favorable actual to expected mortality within the SPIA product line; offset by $1 of expenses related to the Company's legacy incentive compensation plan.

•
AOI increased $53 from the Predecessor six months ended June 30, 2017 to $133 in the six months ended June 30, 2018. The current period results included $13 net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") product line and other annuity reserve movements, $4 favorable net investment income from bond prepayment income; offset by $3 higher project related expenses. Comparatively, the Predecessor six months ended June 30, 2017 AOI included approximately $5 of net favorable actual to expected mortality within the SPIA product line; offset by $2 of expenses related to the Company's legacy incentive compensation plan as well as $3 of unfavorable DAC amortization, primarily due to equity market fluctuations.

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
As of June 30, 2018 and December 31, 2017, the fair value of our investment portfolio was approximately $23 billion and $24 billion, respectively, and was divided among the following asset class and sectors:

	June 30, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$140	1%	$84	1%
United States Government sponsored entities	113	—%	122	1%
United States municipalities, states and territories	1,533	7%	1,747	7%
Foreign Governments	156	1%	197	1%
Corporate securities:
Finance, insurance and real estate	4,551	20%	5,500	23%
Manufacturing, construction and mining	917	4%	1,002	4%
Utilities, energy and related sectors	2,272	10%	2,281	10%
Wholesale/retail trade	1,461	6%	1,428	6%
Services, media and other	2,639	12%	2,359	10%
Hybrid securities	917	4%	1,067	4%
Non-agency residential mortgage-backed securities	1,242	5%	1,155	5%
Commercial mortgage-backed securities	1,241	5%	956	4%
Asset-backed securities	3,144	14%	3,065	13%
Total fixed maturity available for sale securities	20,326	89%	20,963	89%
Equity securities (a)	1,344	6%	1,388	6%
Commercial mortgage loans	522	2%	549	2%
Other (primarily derivatives, limited partnerships and FHLB common stock)	661	3%	678	3%
Short term investments	—	—%	25	—%
Total investments	$22,853	100%	$23,603	100%
(a) Includes investment grade non-redeemable preferred stocks ($1,178 and $1,194, respectively) and Federal Home Loan Bank of Atlanta common stock ( $42 December 31, 2017). Federal Home Loan Bank of Atlanta common stock was reclassed on January 1, 2018 from "Equity securities" to "Other invested assets".
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

As of June 30, 2018 and December 31, 2017, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $20 billion and $21 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	June 30, 2018		December 31, 2017
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$2,061	10%	$1,784	8%
AA	1,657	8%	2,036	10%
A	5,014	25%	5,834	28%
BBB	9,466	46%	9,256	44%
BB (a)	1,154	6%	975	5%
B and below (b)	974	5%	1,078	5%
Total	$20,326	100%	$20,963	100%
(a) Includes $52 and $47 at June 30, 2018 and December 31, 2017, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $775 and $853 at June 30, 2018 and December 31, 2017, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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
The NAIC has adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-A") RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling does not generate an expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

The tables below present our fixed maturity securities by NAIC designation as of June 30, 2018 and December 31, 2017:

	June 30, 2018
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,417	$10,142	50%
2	9,357	8,936	44%
3	1,095	1,061	5%
4	154	149	1%
5	38	38	—%
6	—	—	—%
Total	$21,061	$20,326	100%

	December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,046	$11,109	53%
2	8,563	8,619	41%
3	1,036	1,037	5%
4	136	136	1%
5	65	61	—%
6	1	1	—%
Total	$20,847	$20,963	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,381	11%
ABS collateralized loan obligation ("CLO")	1,868	9%
Municipal	1,701	8%
Life insurance	1,471	7%
Whole loan collateralized mortgage obligation ("CMO")	1,379	6%
ABS Other	1,269	6%
Electric	912	4%
Technology	727	3%
Pipelines	700	3%
CMBS	697	3%
Total	$13,105	60%

	December 31, 2017
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,851	13%
ABS CLO	2,078	9%
Municipal	1,977	9%
Life insurance	1,514	7%
Electric	1,097	5%
Property and casualty insurance	1,006	5%
ABS Other	980	4%
Whole loan CMO	834	4%
CMBS	791	3%
Other financial institutions	781	3%
Total	$13,909	62%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2018 and December 31, 2017, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$170	$170	$268	$268
Due after one year through five years	1,071	1,055	2,087	2,086
Due after five years through ten years	2,545	2,466	3,127	3,126
Due after ten years	11,184	10,586	9,736	9,854
Subtotal	$14,970	$14,277	$15,218	$15,334
Other securities which provide for periodic payments:
Asset-backed securities	$3,158	$3,144	$3,061	$3,065
Commercial-mortgage-backed securities	1,257	1,241	956	956
Structured hybrids	320	309	333	331
Residential mortgage-backed securities	1,356	1,355	1,279	1,277
Subtotal	$6,091	$6,049	$5,629	$5,629
Total fixed maturity available-for-sale securities	$21,061	$20,326	$20,847	$20,963
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $239 and $641 as of June 30, 2018, respectively, and $267 and $689 as of December 31, 2017, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$853	97%	$929	96%
2	23	3%	17	2%
3	3	—%	5	1%
4	—	—%	—	—%
5	1	—%	5	1%
6	—	—%	—	—%
Total	$880	100%	$956	100%

NRSRO:
AAA	$28	3%	$43	4%
AA	11	1%	11	1%
A	52	6%	36	4%
BBB	45	5%	67	7%
BB and below	744	85%	799	84%
Total	$880	100%	$956	100%

Vintage:
2017	$12	1%	$12	1%
2016	15	2%	15	2%
2007	184	21%	199	21%
2006	322	37%	346	36%
2005 and prior	347	39%	384	40%
Total	$880	100%	$956	100%
ABS Exposure
As of June 30, 2018, our ABS exposure was largely composed of CLOs, which comprised 59% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 41% of total ABS assets, or 6% of total invested assets. As of June 30, 2018, the CLO and non-CLO positions were trading at a net unrealized loss position of $10 and $4, respectively.
The non-CLO exposure as of December 31, 2017 represented 32% of total ABS assets, or 4% of total invested assets, respectively. As of December 31, 2017 the CLO and non-CLO positions were trading at a net unrealized gain position of $4 and $0, respectively.

	June 30, 2018		December 31, 2017
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,868	59%	$2,078	68%
ABS auto	4	—%	4	—%
ABS credit card	3	—%	3	—%
ABS other	1,269	41%	980	32%
Total ABS	$3,144	100%	$3,065	100%

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
As of June 30, 2018, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 48%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	15	$141	$(1)	$140
United States Government sponsored agencies	75	96	(2)	94
United States municipalities, states and territories	136	1,306	(33)	1,273
Foreign Governments	16	157	(8)	149
Corporate securities:
Finance, insurance and real estate	339	4,313	(208)	4,105
Manufacturing, construction and mining	116	933	(52)	881
Utilities, energy and related sectors	230	2,350	(137)	2,213
Wholesale/retail trade	202	1,485	(91)	1,394
Services, media and other	293	2,662	(151)	2,511
Hybrid securities	57	870	(40)	830
Non-agency residential mortgage backed securities	182	756	(9)	747
Commercial mortgage backed securities	119	926	(18)	908
Asset backed securities	275	2,203	(21)	2,182
Total fixed maturity available for sale securities	2,055	18,198	(771)	17,427
Equity securities	75	1,211	(36)	1,175
Total	2,130	$19,409	$(807)	$18,602

	December 31, 2017
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$74	$—	$74
United States Government sponsored agencies	54	58	(1)	57
United States municipalities, states and territories	46	286	(1)	285
Foreign Governments	9	141	(1)	140
Corporate securities:
Finance, insurance and real estate	183	1,914	(5)	1,909
Manufacturing, construction and mining	50	290	(2)	288
Utilities, energy and related sectors	70	506	(6)	500
Wholesale/retail trade	115	610	(2)	608
Services, media and other	98	513	(4)	509
Hybrid securities	27	269	(3)	266
Non-agency residential mortgage backed securities	205	884	(2)	882
Commercial mortgage backed securities	64	479	(1)	478
Asset backed securities	236	1,947	(3)	1,944
Total fixed maturity available for sale securities	1,166	7,971	(31)	7,940
Equity securities	58	805	(7)	798
Total	1,224	$8,776	$(38)	$8,738

The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of June 30, 2018 and December 31, 2017 was $807 and $38, respectively. The gross unrealized loss position increased $769 from December 31, 2017 to June 30, 2018. Most components of the portfolio exhibited price declines as interest rates rose and credit spreads widened during the period. The total book value of all securities in an unrealized loss position was $19,409 and $8,776 as of June 30, 2018 and December 31, 2017, respectively. The total book value of all securities in an unrealized loss position increased 121% from December 31, 2017 to June 30, 2018. The average market value/book value of corporate bonds in an unrealized loss position was 95% and 100% as of June 30, 2018 and December 31, 2017, respectively. In aggregate, corporate bonds represented 79% and 50% of the total unrealized loss position of the fixed and equity securities as of June 30, 2018 and December 31, 2017, respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $272 and an amortized cost of $278 as of June 30, 2018) and special revenue bonds (fair value of $1,261 and amortized cost of $1,284 as of June 30, 2018).
Across all municipal bonds, the largest issuer represented 8% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 92% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2018 and December 31, 2017, were as follows:

June 30, 2018
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—

Below investment grade:
Less than six months	3	3	2	(1)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	3	3	2	(1)
Total	3	$3	$2	$(1)

December 31, 2017
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—

Below investment grade:
Less than six months	1	13	10	(3)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	1	13	10	(3)
Total	1	$13	$10	$(3)
OTTI and Watch List
At June 30, 2018 and December 31, 2017, our watch list included 4 and 1 securities, respectively, in an unrealized loss position with an amortized cost of $3 and $13, unrealized losses of $1 and $3, and a fair value of $2 and $10, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations

•its ability to continue to meet these obligations
•its existing cash available
•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the June 30, 2018 and December 31, 2017 carrying values were fully recoverable.
There were 2 and 0 structured securities with a fair value of $0 and $0 on the watch list to which we had potential credit exposure as of June 30, 2018 and December 31, 2017, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the June 30, 2018 and December 31, 2017 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of June 30, 2018, and December 31, 2017.
As of June 30, 2018 and December 31, 2017 the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2018, refer to "Note 4. Investments", to our condensed unaudited consolidated financial statements.
Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to "Note 3. Significant Risks and Uncertainties" to our condensed unaudited consolidated financial statements.
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

Liquidity and Capital Resources
Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided (used) cash of$87 in the six months ended June 30, 2018 and $24 in the Predecessor six months ended June 30, 2017, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL Holdings. As a holding company with no operations of its own, FGL Holdings derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Limited, a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company ("CF Bermuda"), a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through CF Bermuda to FGL Holdings.

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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities for the six months ended June 30, 2018, the Predecessor six months ended June 30, 2017:

(dollars in millions)	Six months ended
	June 30, 2018	June 30, 2017
Cash provided by (used in):		Predecessor
Operating activities	$87	$24
Investing activities	(346)	(371)
Financing activities	754	514
Net increase (decrease) in cash and cash equivalents	$495	$167
Operating Activities
Cash provided by operating activities totaled $87 and $24 for the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017, respectively, which were principally due to a $69 increase of investment income receipts period over period, offset by an $8 increase in deferred acquisition costs period over period.
Investing Activities
Cash used in investing activities was $346 and $371 for the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017, respectively, which were principally due to the purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.

Financing Activities
Cash provided by financing activities was $754 and $514 for the Company in the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017, respectively, which were related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments.
On April 20, 2018, the FGLH completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025 (the “5.50% Senior Notes”). The Company used the net proceeds of the offering (i) to repay $135 of borrowings under its revolving credit facility and related expenses and (ii) to redeem in full and satisfy and discharge all of the outstanding $300 aggregate principal amount of FGLH's outstanding 6.375% Senior Notes due 2021. The Company also expects to use the remaining proceeds for general corporate purposes, which may include additional capital contributions to the Company's insurance subsidiaries. See "Note 8. Debt" to our consolidated financial statements for additional details.
The 5.50% Senior Notes were issued pursuant to an indenture, dated as of April 20, 2018 (the “Base Indenture”), among FGLH, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a supplemental indenture thereto (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). FGLH will pay interest on the 5.50% Senior Notes in cash on May 1 and November 1 of each year at a rate of 5.50% per annum. Interest on the 5.50% Senior Notes will accrue from and including April 20, 2018 and the first interest payment date is November 1, 2018. The 5.50% Senior Notes will mature on May 1, 2025. The 5.50% Senior Notes are fully and unconditionally guaranteed by FGLH’s direct parent, FGL US Holdings Inc., a Delaware corporation, FGL’s indirect parent, CF Bermuda, and certain existing and future wholly-owned domestic restricted subsidiaries of the CF Bermuda, other than its insurance subsidiaries.
The Indenture contains covenants that restrict the CF Bermuda’s and its restricted subsidiaries’ ability to, among other things, pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur or guarantee additional indebtedness, create liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or enter into transactions with affiliates.
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
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. The Credit Agreement provides a letter of credit sub-facility in a maximum amount of $20. The borrowers are permitted to use the proceeds of the loans under the Credit Agreement for working capital, growth initiatives and general corporate purposes, as well as to pay fees, commissions and expenses incurred in connection with the Credit Agreement and the transactions contemplated thereby. Amounts borrowed under the Credit Agreement may be reborrowed until the maturity date or termination of commitments under the Credit Agreement. The borrowers may increase the maximum amount of availability under the Credit Agreement from time to time by up to an aggregate amount not to exceed $50, subject to certain conditions, including the consent of the lenders participating in each such increase. As of June 30, 2018, the total drawn on the revolver was $0.

The Company has unfunded investment commitments as of June 30, 2018 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

June 30, 2018
Asset Type
Other invested assets	$655
Equity securities	33
Fixed maturity securities, available-for-sale	45
Other assets	10
Total	$743

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of June 30, 2018, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$7,504	32%
5-9	6,287	27%
10-14	7,252	31%
15-19	2,233	10%
20-25	13	—%
Total	$23,289	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities and FSRC’s funds withheld receivables portfolio that consists primarily of debt and equity securities. The fair value of our fixed maturity portfolio totaled $20 billion and $21 billion at June 30, 2018 and December 31, 2017, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the Iowa Code. The Company reviews the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See "Note 5. Derivative Financial Instruments" to our unaudited condensed consolidated financial statements for additional information regarding our exposure to credit loss.

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		June 30, 2018				December 31, 2017
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$3,037	$80	$38	$42	$2,780	$150	$118	$32
Deutsche Bank	A-/A3/BBB+	1,548	39	40	(1)	1,345	51	55	(4)
Morgan Stanley	*/A1/A+	1,666	36	38	(2)	1,555	92	101	(9)
Barclay's Bank	A*+/A2/A	1,745	67	50	17	2,090	103	95	8
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,728	73	73	—	2,807	96	98	(2)
Wells Fargo	A+/A2/A-	567	16	16	—	—	—	—	—
Total		$11,291	$311	$255	$56	$10,577	$492	$467	$25
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of June 30, 2018:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Re.	$1,558	A+	Not Rated	Not Rated
Scottish Re	184	Not Rated	Not Rated	Not Rated
Security Life of Denver	169	A	A	A2
London Life	111	A	Not Rated	Not Rated
Swiss Re Life and Health	105	A+	AA-	Aa3
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of June 30, 2018 that would require an allowance for uncollectible amounts.
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
To economically hedge the equity returns on these products, we purchase derivatives to hedge the FIA equity exposure. The primary way we hedge FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by the Company. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts. Our hedging strategy enables us to reduce our overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. We attempt to manage the costs of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.
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
See "Note 5. Derivative Financial Instruments" to our unaudited consolidated financial statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017, the annual index credits to policyholders on their anniversaries were $228 and $232, respectively. Proceeds received at expiration on options related to such credits were $230 and $232, respectively.
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
If interest rates were to increase 100 basis points from levels at June 30, 2018, the estimated fair value of our fixed maturity securities would decrease by approximately $1,583. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 21% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $1,247 in AOCI and a decrease of $1,205 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at June 30, 2018, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $250.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $134, our call option investments to decrease by approximately $16 based on equity positions and our FIA embedded derivative liability to decrease by approximately $29 as of June 30, 2018. Due to the adoption of ASU 2016-01, the 10% decline in market value of our equity securities would affect current earnings. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, the Company’s management identified a deficiency in the design of a control over the completeness of the population of securities to be evaluated for the appropriate classification as debt or equity securities under ASC 320. The control deficiency did not result in a material misstatement of our previously issued financial statements, however, we have made immaterial corrections of the classification of certain amounts in the consolidated balance sheet as of December 31, 2017, as well as including an out of period amount in the condensed consolidated statement of operations for the three months ended June 30, 2018 as disclosed in note XX to the interim financial statements as of and for the three month and six month periods ended June 30, 2018.  Management has concluded the deficiency constituted a material weakness in internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework) during the quarters ended March 31, 2018 and June 30, 2018 and the period ended December 31, 2017. See "Note 2. Significant Accounting Policies and Practices" to our unaudited condensed consolidated financial statements for additional information.

We evaluated the controls associated with the identification of securities requiring analysis as to debt and equity classification under ASC 320, and will design a remediation plan to strengthen the control to support the completeness of our analysis.

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
PART II

Item 1. Legal Proceedings
See "Note 12. Commitments and Contingencies" to our unaudited consolidated financial statements.
Item 1A. Risk Factors
A detailed discussion of our risk factors can be found in our 2017 Form 10-K, which can be found at the SEC's website www.sec.gov. There have been no material changes to the risk factors disclosed in our 2017 Form 10-K, except for the inclusion of the following risk factor regarding our growth strategy and the amendment and restatement of the risk factor regarding fiduciary rule proposals.
Our growth strategy includes selectively acquiring business through acquisitions of other insurance companies and reinsurance of insurance obligations written by unaffiliated insurance companies, and our ability to consummate these acquisitions on economically advantageous terms acceptable to us in the future is unknown.
We intend to grow our business in the future in part by acquisitions of other insurance companies and businesses, and through block reinsurance, which could materially increase the size of our business and could require additional capital, systems development and skilled personnel. Any such acquisitions could be funded through cash from operations, the issuance of equity and/or the incurrence of additional indebtedness, which amount may be material, or a combination thereof. We actively monitor the market for merger and acquisition opportunities; however the timing, structure and size of any such acquisitions are uncertain and any such acquisitions could be material.
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

“Fiduciary” Rule Proposals

A significant portion of our annuity sales are to IRAs. Prior to being vacated, the DOL “fiduciary” rule applied to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling the Company’s IRA products would have been required to qualify for a prohibited transaction exemption. Although the DOL rule has been vacated in total, similar rules proposed by state officials or the Securities and Exchange Commission may have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. Compliance with such rules may require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could have adversely impact our business, results of operations and/or financial condition. Management will continue to monitor for potential action by state officials or the Securities and Exchange Commission to implement rules similar to the vacated DOL rule.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of exhibits filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibits

3.1
Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2018 (File No. 001-37779)).

4.1
Indenture, dated April 20, 2018, among Fidelity Guaranty & Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2018 (File No. 001-37779)).

4.2
Supplemental Indenture, dated April 20, 2018, among Fidelity & Guaranty Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2018 (File No. 001-37779)).

4.3	Form of 5.50% Note due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2018 (File No. 001-37779)).
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGL HOLDINGS (Registrant)

Date:	August 9, 2018	By:	/s/ Dennis R. Vigneau
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

