Form 10-Q
period 2018-09-30
FGL Holdings
filed 2018-11-07
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
As of November 5, 2018, there were 221,561,070 ordinary shares, $.0001 par value, issued and outstanding.

FGL HOLDINGS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:	-2
Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	-2
Condensed Consolidated Statements of Operations (unaudited)	-3
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)	-4
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)	-5
Condensed Consolidated Statements of Cash Flows (unaudited)	-6
Notes to Unaudited Condensed Consolidated Financial Statements	-7
(1) Basis of Presentation	-7
(2) Significant Accounting Policies and Practices	-9
(3) Significant Risks and Uncertainties	-15
(4) Investments	-17
(5) Derivative Financial Instruments	-26
(6) Fair Value of Financial Instruments	-30
(7) Intangibles	-44
(8) Debt	-45
(9) Equity	-46
(10) Stock Compensation	-46
(11) Income Taxes	-49
(12) Commitments and Contingencies	-51
(13) Reinsurance	-52
(14) Related Party Transactions	-53
(15) Earnings Per Share	-54
(16) Insurance Subsidiary Financial Information and Regulatory Matters	-55
(17) Subsequent Events	-56
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	-57
Item 3. Quantitative and Qualitative Disclosures about Market Risk	-83
Item 4. Controls and Procedures	-87

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	-89
Item 1A. Risk Factors	-89
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	-90
Item 3. Defaults Upon Senior Securities	-90
Item 4. Mine Safety Disclosures	-90
Item 5. Other Information	-90
Item 6. Exhibits	-91
Signatures	-91

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FGL HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2018 - $22,143; December 31, 2017 - $20,847)	$21,421	$20,963
Equity securities, at fair value (cost: September 30, 2018 - $1,490; December 31, 2017 - $1,392)	1,440	1,388
Derivative investments	432	492
Short term investments	15	25
Commercial mortgage loans	497	548
Other invested assets	606	188
Total investments	24,411	23,604
Cash and cash equivalents	944	1,215
Accrued investment income	230	211
Funds withheld for reinsurance receivables, at fair value	708	756
Reinsurance recoverable	2,460	2,494
Intangibles, net	1,205	853
Deferred tax assets, net	285	182
Goodwill	467	467
Other assets	250	141
Total assets	$30,960	$29,923

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$23,164	$21,827
Future policy benefits, including $684 and $728 at fair value at September 30, 2018 and December 31, 2017, respectively	4,631	4,751
Liability for policy and contract claims	60	78
Debt	540	307
Revolving credit facility	—	105
Other liabilities	1,091	892
Total liabilities	29,486	27,960

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.0001 par value, 100,000,000 shares authorized, 391,694 and 375,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	—	—
Common stock ($.0001 par value, 800,000,000 shares authorized, 214,370,000 issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	—	—
Additional paid-in capital	2,056	2,037
Retained earnings (Accumulated deficit)	(13)	(149)
Accumulated other comprehensive income (loss)	(569)	75
Total shareholders' equity	1,474	1,963
Total liabilities and shareholders' equity	$30,960	$29,923

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
		Predecessor		Predecessor
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Premiums	$12	$16	$45	$31
Net investment income	267	261	812	765
Net investment gains (losses)	119	117	(74)	265
Insurance and investment product fees and other	46	41	139	129
Total revenues	444	435	922	1,190
Benefits and expenses:
Benefits and other changes in policy reserves	297	320	475	823
Acquisition and operating expenses, net of deferrals	40	36	126	109
Amortization of intangibles	28	(14)	72	70
Total benefits and expenses	365	342	673	1,002
Operating income	79	93	249	188
Interest expense	(8)	(6)	(21)	(18)
Income (loss) before income taxes	71	87	228	170
Income tax expense	(15)	(26)	(67)	(55)
Net income (loss)	$56	$61	$161	$115
Less preferred stock dividend	7	—	21	—
Net income (loss) available to common shareholders	$49	$61	$140	$115

Net income (loss) per common share:
Basic	$0.23	$1.06	$0.65	$1.98
Diluted	$0.23	$1.06	$0.65	$1.98
Weighted average common shares used in computing net income per common share:
Basic	214,370,000	58,335,216	214,370,000	58,332,666
Diluted	214,418,693	58,478,612	214,390,931	58,437,832

Cash dividend per common share	$—	$0.065	$—	$0.195

Supplemental disclosures
Total other-than-temporary impairments	$—	$—	$(2)	$(21)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—
Net other-than-temporary impairments	—	—	(2)	(21)
Gains (losses) on derivatives and embedded derivatives	159	111	58	284
Other investment gains (losses)	(40)	6	(130)	2
Total net investment gains (losses)	$119	$117	$(74)	$265

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
		Predecessor		Predecessor
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$56	$61	$161	$115

Other comprehensive income (loss):
Unrealized investment gains/losses:
Change in unrealized investment gains/losses before reclassification adjustment	(11)	173	(922)	845
Net reclassification adjustment for gains/losses included in net income	23	(4)	84	20
Changes in unrealized investment gains/losses after reclassification adjustment	12	169	(838)	865
Adjustments to intangible assets and unearned revenue	37	(51)	89	(265)
Changes in deferred income tax asset/liability	(15)	(42)	101	(210)
Net change in unrealized gains/losses on investments	34	76	(648)	390
Non-credit related other-than-temporary impairment:
Changes in non-credit related other than-temporary impairment	—	—	—	—
Net non-credit related other-than-temporary impairment	—	—	—	—
Net changes to derive comprehensive income (loss) for the period	34	76	(648)	390
Comprehensive income (loss), net of tax	$90	$137	$(487)	$505

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2017	—	—	2,037	(149)	75	1,963
Dividends	—	—	16	(21)	—	(5)
Net income	—	—	—	161	—	161
Unrealized investment gains (losses), net	—	—	—	—	(648)	(648)
Cumulative effect of changes in accounting principles	—	—	—	(4)	4	—
Stock-based compensation	—	—	3	—	—	3
Balance, September 30, 2018	$—	$—	$2,056	$(13)	$(569)	$1,474

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended
	September 30, 2018	September 30, 2017
		Predecessor
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$161	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	3	5
Amortization	40	(36)
Deferred income taxes	(4)	(80)
Interest credited/index credits to contractholder account balances	452	714
Net recognized losses (gains) on investments and derivatives	74	(254)
Charges assessed to contractholders for mortality and administration	(103)	(99)
Deferred policy acquisition costs, net of related amortization	(237)	(167)
Gain on extinguishment of debt	(2)	—
Changes in operating assets and liabilities:
Reinsurance recoverable	11	(10)
Future policy benefits	(120)	(41)
Funds withheld from reinsurers	11	(79)
Collateral (returned) posted	(62)	118
Other assets and other liabilities	40	(21)
Net cash provided by (used in) operating activities	264	165
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	5,865	2,022
Proceeds from derivatives instruments and other invested assets	430	387
Proceeds from commercial mortgage loans	50	35
Cost of available-for-sale investments	(7,345)	(2,768)
Costs of derivatives instruments and other invested assets	(632)	(297)
Capital expenditures	(7)	(2)
Contingent purchase price payment	(57)	—
Net cash provided by (used in) investing activities	(1,696)	(623)
Cash flows from financing activities:
Debt issuance costs	(7)	—
Proceeds from issuance of new debt	547	—
Retirement and paydown on debt and revolving credit facility	(440)	—
Draw on revolving credit facility	30	5
Dividends paid	—	(11)
Contractholder account deposits	3,020	2,192
Contractholder account withdrawals	(1,989)	(1,475)
Net cash provided by (used in) financing activities	1,161	711
Change in cash & cash equivalents	(271)	253
Cash & cash equivalents, beginning of period	1,215	632
Cash & cash equivalents, end of period	$944	$885

Supplemental disclosures of cash flow information:
Interest paid	$14	$13
Income taxes (refunded) paid	$30	$114
Deferred sales inducements	$98	$20

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In addition to the Business Combination, on November 30, 2017, CF Entities bought all of the issued and outstanding shares of Front Street Re Cayman Ltd. (“FSRC”) and F&G Reinsurance, Ltd. (formerly known as Front Street Re Ltd., and, together with FSRC herein referred to as the "FSR Companies") from Front Street Re (Delaware) Ltd. (“FSRD”), a direct wholly owned subsidiary of HRG Group, Inc. (“HRG”; NYSE: HRG), pursuant to the Share Purchase Agreement, for cash consideration of $65, subject to certain adjustments.
As a result of the Business Combination, for accounting purposes, FGL Holdings is the acquirer and FGL is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of FGL and its subsidiaries as “Predecessor” for the periods prior to the completion of the Business Combination and FGL Holdings, including the consolidation of FGL and its subsidiaries and the FSR Companies, as "Successor" for periods from and after the Closing Date. FGL Holdings was determined to be the Successor company as it is the surviving company organized and existing under the laws of the United States of America, any State of the United States, the District of Columbia or any territory thereof (and in the case of the Company, Bermuda or the Cayman Islands). Prior to the acquisition, FGL Holdings reported under a fiscal year end of December 31, and the Predecessor companies reported under a fiscal year end of September 30. Subsequent to the acquisition, the Successor reports under a fiscal year end of December 31.
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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest and any variable interest entities ("VIEs") in which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our unaudited condensed consolidated financial statements. The Company has determined that we are not the primary beneficiary of a VIE as of September 30, 2018. See "Note 4. Investments" to the Company’s unaudited condensed consolidated financial statements for additional information on the Company’s investments in unconsolidated VIEs.
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
The Company adopted these standards effective January 1, 2018. The adoption of these standards has had an insignificant impact on its unaudited condensed consolidated financial statements as the Company’s primary sources of revenue, insurance contracts and financial instruments, are excluded from the scope of these standards.
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

•
the entity will no longer delay recognition of the income tax consequences of these types of intra-entity asset transfers until the asset has been sold to an outside party, as is practiced under current guidance

The amendments in this ASU were adopted by the Company effective January 1, 2018, as required. The Company does not have any intra-entity asset transfers, therefore this new accounting guidance has not had an impact on the Company's unaudited condensed consolidated financial statements.
Presentation of Changes in Restricted Cash on the Cash Flow Statement
In November 2016, the FASB issued amended guidance regarding the presentation of changes in restricted cash on the cash flow statement (ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The ASU requires amounts generally described as changes in restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The amendments in this ASU were adopted effective January 1, 2018, as required. The adoption of this guidance had no impact on the Company's Condensed Consolidated Statements of Cash Flows.

Scope of Modification Accounting for Stock Compensation
In May 2017, the FASB issued new guidance on the scope of modification accounting for stock compensation (ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2017-09 may be early adopted. The ASU provides guidance on which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting in Topic 718, Stock Compensation. Under the new guidance, an entity would account for the effects of a modification, immediately before the original award is modified, unless the fair value of the modified award is the same as the fair value of the original award, the vesting conditions of the modified award are the same as the vesting conditions of the original award, and the classification of the modified award (equity instrument or liability instrument) is the same as the classification of the original award. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company adopted the amendments in this ASU effective January 1, 2018 as required. The adoption of this guidance did not have an impact on the Company's unaudited condensed consolidated financial statements.
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
Future Accounting Pronouncements
Long-Duration Contracts
In August 2018, the FASB issued new guidance (ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts), effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. Under this update:

•
assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations

-11

•
the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in other comprehensive income

•
market risk benefits associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value attributable to a change in the instrument-specific credit risk being recognized in other comprehensive income

•
deferred acquisition costs are required to be amortized in proportion to premiums, gross profits, or gross margins and those balances must be amortized on a constant level basis over the expected term of the related contracts

•	deferred acquisition costs must be written off for unexpected contract terminations

•
disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed

The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Fair Value Measurement
In August 2018, the FASB issued new guidance (ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement), effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Under this update:

•
for investments in certain entities that calculate net asset value, investors are required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse if the investee has communicated timing to the entity or announced timing publicly

•	entities should use the measurement uncertainty disclosure to communicate information about the uncertainty in measurement as of the reporting date

•
entities must disclose changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, or other quantitative information in lieu of weighted average if the entity determines such information would be more reasonable and rational

•
entities are no longer required to disclose the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements.

The amendments in this ASU may be early adopted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Internal Use Software
In August 2018, the FASB issued new guidance (ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract), effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Under this update:

•	entities are required to capitalize certain implementation costs incurred during the application development stage that relate to a hosting arrangement that is a service contract

•	entities are required to amortize the capitalized implementation costs over the term of the hosting arrangement.

The amendments in this ASU may be early adopted. The Company is currently evaluating the impact of this new accounting guidance on its unaudited condensed consolidated financial statements.
Credit Losses
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the current incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has identified the material asset classes impacted by the new guidance and is in the process of assessing the accounting, reporting and/or process changes that will be required to comply with the new guidance. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Reclassifications and Retrospective Adjustments

The Company identified immaterial errors, as described below, during the periods ended September 30, 2018 and June 30, 2018. Management has reviewed the impact of these errors on prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (SAB 99) and determined none of these were material to the prior periods impacted.

Effective December 1, 2017, the Company measured the identifiable assets acquired and liabilities assumed from the Business Combination at acquisition-date fair value in accordance with ASC 805. This required significant model changes for the re-bifurcation of the host contract and embedded derivative components of the fixed income annuity ("FIA") liability. During the quarter ended September 30, 2018, the Company identified an immaterial error resulting from the model code used in the calculation of the FIA embedded derivative liability. In issuing the September 30, 2018 Form 10-Q, the Company recorded an immaterial correction to the Condensed Consolidated Balance Sheet as of December 31, 2017 by decreasing the contractholder funds liability by $17 as well as a resulting decrease to the intangibles and deferred tax assets of $3 and $3, respectively. In addition, the Company recorded immaterial corrections to the Condensed Consolidated Statement of Operations for each of the three months ended March 31, 2018 and June 30, 2018, and the one month ended December 31, 2017 by decreasing the benefits and other changes in policy reserves by $21, $32, and $17, respectively, as well as increasing the amortization of intangibles by $4, $7 and $3, and income tax expense by $4, $5, and $3 respectively. These immaterial corrections had no impact on the Company’s net income for the three and nine months ended September 30, 2018.

During the quarter ended September 30, 2018, the Company identified an immaterial error related to the December 1, 2017 fair value of the deferred income tax valuation allowance acquired from the Business Combination. In issuing the September 30, 2018 Form 10-Q, the Company recorded an immaterial correction to the Condensed Consolidated Balance Sheet as of December 31, 2017 by decreasing the deferred income tax valuation allowance by $9 and increasing goodwill by a corresponding amount.

During the quarter ended June 30, 2018, the Company identified an immaterial error related to the classification of certain securities as debt or equity under ASC 320, “Investments - Debt and Equity Securities.” In issuing the June 30, 2018 Form 10-Q, the Company recorded an immaterial correction to the Condensed Consolidated Balance Sheet as of December 31, 2017 by decreasing fixed maturity securities, available for sale by $627 and increasing equity securities, at fair value by a corresponding amount. Effective January 1, 2018, the Company adopted guidance under ASU 2016-01 which among other things, requires that the change in fair value of equity securities be reported in income rather than as a direct adjustment to AOCI. As a result, the Company also recorded an immaterial $9 out of period adjustment in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2018 to recognize the Q1 change in fair value associated with the proper classification of equity securities with a corresponding increase in AOCI, as reported in the June 30, 2018 Form 10-Q.

Certain prior year amounts have been reclassified or combined to conform to the current year presentation.
These reclassifications and combinations had no effect on previously reported results of operations.

(3) Significant Risks and Uncertainties
Federal Regulation
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have had a material impact on the Company, its products, distribution, and business model. The rule provided that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account ("IRA") are fiduciaries of that plan or IRA and would have expanded the definition of fiduciary under ERISA to apply to commissioned insurance agents who sell the Company’s IRA products. On June 21, 2018, the United States Court of Appeals for the Fifth Circuit formally vacated the DOL fiduciary rule in total when it issued its mandate following the court’s decision on March 15, 2018, in U.S. Chamber of Commerce v. U.S. Department of Labor, 885 F.3d 360 (5th Cir. 2018). Management will continue to monitor for potential action by state officials or the SEC to implement rules similar to the vacated DOL rule.
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
Concentrations of Financial Instruments
As of September 30, 2018 and December 31, 2017, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,642 or 11% and $2,851 or 12%, respectively, of the invested assets portfolio and an amortized cost of $2,760 and $2,850, respectively. As of September 30, 2018, the Company’s holdings in this industry include investments in 112 different issuers with the top ten investments accounting for 33% of the total holdings in this industry. As of September 30, 2018 and December 31, 2017, the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of September 30, 2018 and December 31, 2017 was AT&T Inc. and Wells Fargo & Company, respectively, with a total fair value of $119 or 1% and $155 or 1% of the invested assets portfolio, respectively.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”), a third-party reinsurer, that could have a material impact on the Company’s financial position in the event that Wilton Re fails to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of September 30, 2018. As of September 30, 2018, the net amount recoverable from Wilton Re was $1,546. The Company monitors the financial condition of Wilton Re and other individual reinsurers to attempt to reduce the risk of default by such reinsurers. The Company also monitors concentration risk arising from similar economic characteristics of reinsurers. Wilton Re is current on all amounts due as of September 30, 2018.

(4) Investments
The Company’s fixed maturity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), and deferred income taxes. The Company's equity securities investments are carried at fair value with unrealized gains and losses included in net income. The Company’s consolidated investments at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$3,705	$5	$(28)	$3,682	$3,682
Commercial mortgage-backed securities	1,808	11	(25)	1,794	1,794
Corporates	12,227	15	(608)	11,634	11,634
Hybrids	986	1	(36)	951	951
Municipals	1,434	—	(53)	1,381	1,381
Residential mortgage-backed securities	1,676	13	(9)	1,680	1,680
U.S. Government	141	—	(2)	139	139
Foreign Governments	166	—	(6)	160	160
Total available-for-sale securities	22,143	45	(767)	21,421	21,421
Equity securities	1,490	2	(52)	1,440	1,440
Derivative investments	319	135	(22)	432	432
Short term investments	15	—	—	15	15
Commercial mortgage loans	497	—	—	488	497
Other invested assets	606	—	—	602	606
Total investments	$25,070	$182	$(841)	$24,398	$24,411

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$3,061	$7	$(3)	$3,065	$3,065
Commercial mortgage-backed securities	956	1	(1)	956	956
Corporates	12,467	122	(19)	12,570	12,570
Hybrids	1,066	4	(3)	1,067	1,067
Municipals	1,736	12	(1)	1,747	1,747
Residential mortgage-backed securities	1,279	1	(3)	1,277	1,277
U.S. Government	84	—	—	84	84
Foreign Governments	198	—	(1)	197	197
Total available-for-sale securities	20,847	147	(31)	20,963	20,963
Equity securities	1,392	3	(7)	1,388	1,388
Derivative investments	459	36	(3)	492	492
Short term investments	25	—	—	25	25
Commercial mortgage loans	548	—	—	549	548
Other invested assets	188	—	—	186	188
Total investments	$23,459	$186	$(41)	$23,603	$23,604

The unrealized gains and losses were reset to zero effective November 30, 2017 as a result of the Business Combination and application of acquisition accounting which requires assets and liabilities acquired to be measured at fair value as of the date of the acquisition. Included in AOCI were cumulative gross unrealized gains of $0 and gross unrealized losses of $0 related to the non-credit portion of OTTI on non-agency residential mortgage backed securities ("RMBS") for both September 30, 2018 and December 31, 2017.
Securities held on deposit with various state regulatory authorities had a fair value of $20,705 and $20,301 at September 30, 2018 and December 31, 2017, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the legal reserve.
At September 30, 2018 and December 31, 2017, the Company held no material investments that were non-income producing for a period greater than twelve months.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $889 and $715 at September 30, 2018 and December 31, 2017, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2018
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$242	$241
Due after one year through five years	1,055	1,039
Due after five years through ten years	2,462	2,384
Due after ten years	11,195	10,601
Subtotal	14,954	14,265
Other securities which provide for periodic payments:
Asset-backed securities	3,705	3,682
Commercial mortgage-backed securities	1,808	1,794
Residential mortgage-backed securities	1,676	1,680
Subtotal	7,189	7,156
Total fixed maturity available-for-sale securities	$22,143	$21,421
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
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI, as discussed above, the Company determined the unrealized losses as of September 30, 2018 increased due to higher interest rates during the year coupled with an increase in the spreads over Treasuries required by investors for corporate and municipal bonds. Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2018.
The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	September 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,863	$(28)	$—	$—	$2,863	$(28)
Commercial mortgage-backed securities	1,208	(25)	—	—	1,208	(25)
Corporates	10,956	(608)	—	—	10,956	(608)
Hybrids	796	(36)	—	—	796	(36)
Municipals	1,356	(53)	—	—	1,356	(53)
Residential mortgage-backed securities	898	(9)	—	—	898	(9)
U.S. Government	139	(2)	—	—	139	(2)
Foreign Government	143	(6)	—	—	143	(6)
Total available-for-sale securities	$18,359	$(767)	$—	$—	$18,359	$(767)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,049
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						0
Total number of available-for-sale securities in an unrealized loss position						2,049

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,944	$(3)	$—	$—	$1,944	$(3)
Commercial mortgage-backed securities	478	(1)	—	—	478	(1)
Corporates	3,814	(19)	—	—	3,814	(19)
Hybrids	266	(3)	—	—	266	(3)
Municipals	285	(1)	—	—	285	(1)
Residential mortgage-backed securities	939	(3)	—	—	939	(3)
U.S. Government	74	—	—	—	74	—
Foreign Government	140	(1)	—	—	140	(1)
Total available-for-sale securities	$7,940	$(31)	$—	$—	$7,940	$(31)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,182
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						0
Total number of available-for-sale securities in an unrealized loss position						1,182
At September 30, 2018 and December 31, 2017, securities in an unrealized loss position were primarily concentrated in corporate debt.
At September 30, 2018 and December 31, 2017, securities with a fair value of $5 and $10, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which were insignificant to the carrying value of all investments, respectively.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three and nine months ended September 30, 2018 and 2017 (Predecessor), for which a portion of the OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Beginning balance	$—	$3	$—	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—
OTTI was not previously recognized	—	—	—	—
Ending balance	$—	$3	$—	$3

The following table breaks out the credit impairment loss type, the associated amortized cost and fair value of the investments at the balance sheet date and non-credit losses in relation to fixed maturity securities and other invested assets held by the Company for the three and nine months ended September 30, 2018 and 2017 (Predecessor):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Credit impairment losses in operations	$—	$—	$(2)	$(21)
Change-of-intent losses in operations	—	—	—	—
Amortized cost	—	—	—	—
Fair value	—	—	—	—
Non-credit losses in other comprehensive income for investments which experienced OTTI	—	—	—	—
Details of OTTI that were recognized in "Net income (loss)" and included in net realized gains on securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
OTTI Recognized in Net Income (Loss)
Asset-backed securities	$—	$—	$—	$(1)
Corporates	—	—	(2)	(20)
Other invested assets	—	—	—	—
Total	$—	$—	$(2)	$(21)

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% of the Company’s total investments as of September 30, 2018 and December 31, 2017. The Company primarily invests in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2018		December 31, 2017
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	22	4%	22	4%
Industrial - General	45	9%	46	9%
Industrial - Warehouse	12	2%	38	6%
Multifamily	69	14%	70	13%
Office	147	30%	158	29%
Retail	202	41%	214	39%
Total commercial mortgage loans, gross of valuation allowance	$497	100%	$548	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$497		$548

U.S. Region:
East North Central	$111	22%	$108	20%
East South Central	20	4%	20	4%
Middle Atlantic	79	16%	85	15%
Mountain	65	13%	67	12%
New England	10	2%	14	3%
Pacific	116	23%	135	25%
South Atlantic	58	12%	65	12%
West North Central	13	3%	13	2%
West South Central	25	5%	41	7%
Total commercial mortgage loans, gross of valuation allowance	$497	100%	$548	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$497		$548
All of the Company's investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at September 30, 2018 and December 31, 2017, as measured at inception of the loans unless otherwise updated. As of September 30, 2018, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at September 30, 2018 and December 31, 2017:

	Debt-Service Coverage Ratios		Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25
September 30, 2018
LTV Ratios:
Less than 50%	$256	$—	$256	52%	$252	52%
50% to 60%	222	7	229	46%	225	46%
60% to 75%	12	—	12	2%	11	2%
Commercial mortgage loans	$490	$7	$497	100%	$488	100%

December 31, 2017
LTV Ratios:
Less than 50%	$293	$—	$293	54%	$294	54%
50% to 60%	236	7	243	44%	243	44%
60% to 75%	12	—	12	2%	12	2%
Commercial mortgage loans	$541	$7	$548	100%	$549	100%
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
Mortgage loan workouts, refinances or restructures that are classified as troubled debt restructurings ("TDRs") are individually evaluated and measured for impairment. As of September 30, 2018 and December 31, 2017, our CML portfolio had no impairments, modifications or TDR.
Net Investment Income
The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Fixed maturity securities, available-for-sale	$249	$247	$739	$725
Equity securities	15	10	51	31
Commercial mortgage loans	5	5	17	17
Related party loans	1	—	1	—
Invested cash and short-term investments	6	1	13	3
Other investments	13	3	39	6
Gross investment income	289	266	860	782
Investment expense	(22)	(5)	(48)	(17)
Net investment income	$267	$261	$812	$765

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Net realized gains (losses) on fixed maturity available-for-sale securities	$(24)	$3	$(84)	$(22)
Realized gains (losses) on equity securities	(19)	3	(48)	3
Realized gains (losses) on other invested assets	3	—	—	—
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	27	70	23	218
Unrealized gains (losses) on certain derivative instruments	135	48	72	91
Change in fair value of reinsurance related embedded derivatives (a)	(3)	(8)	(37)	(28)
Change in fair value of other derivatives and embedded derivatives	—	1	—	3
Realized gains (losses) on derivatives and embedded derivatives	159	111	58	284
Net investment gains (losses)	$119	$117	$(74)	$265
(a) Change in fair value of reinsurance related embedded derivatives in the successor period is due to FSRC unaffiliated third party business and the predecessor periods activity is due to the FGL and FSRC reinsurance treaty. See "Note 14. Related Party Transactions".

The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Proceeds	$662	$174	$4,310	$606
Gross gains	1	9	9	23
Gross losses	(26)	(5)	(91)	(18)
In accordance with the Company's adoption of ASU 2016-01, for the three and nine months ended September 30, 2018 the Company had the following realized and unrealized gains and losses on equity securities:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Net gains (losses) recognized during the period on equity securities	$(19)	$(48)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	(2)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(19)	$(46)
The Company's adoption of ASU 2016-01 with respect to gains and losses on equity securities had a $(19) and $(46) impact on pre-tax net income, or $(0.09) and $(0.21) per common share, for the three and nine months ended September 30, 2018, respectively.

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
The Company previously executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund June 2019. The Company has funded $44 as of September 30, 2018.
The Company invests in various limited partnerships as a passive investor. These investments are in corporate credit and real estate debt strategies that have a current income bias. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of September 30, 2018, the Company's maximum exposure to loss was $481 in recorded carrying value and $860 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	September 30, 2018	December 31, 2017
Assets:
Derivative investments:
Call options	$431	$492
Futures contracts	—	—
Foreign currency forward	1	—
Other invested assets:
Other derivatives and embedded derivatives	17	17
	$449	$509

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,551	$2,277
Other liabilities:
Preferred shares reimbursement feature embedded derivative	22	23
	$2,573	$2,300

The change in fair value of derivative instruments included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Revenues:
Net investment gains (losses):
Call options	$153	$113	$86	$299
Futures contracts	8	5	8	10
Foreign currency forward	1	—	1	—
Other derivatives and embedded derivatives	—	1	—	3
Reinsurance related embedded derivatives (a)	(3)	(8)	(37)	(28)
Total net investment gains (losses)	$159	$111	$58	$284

Benefits and other changes in policy reserves:
FIA embedded derivatives	$231	$185	$274	$377

Acquisition and operating expenses, net of deferrals:
Preferred shares reimbursement feature embedded derivative (b)	$2	$—	$1	$—
(a) Change in fair value of reinsurance related embedded derivatives in the successor period is due to FSRC unaffiliated third party business and the predecessor periods activity is due to the FGL and FSRC reinsurance treaty.
(b) Only applicable to Successor periods.

Additional Disclosures
Other Derivatives and Embedded Derivatives
The Company holds a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At September 30, 2018, the fair value of the fund-linked note and embedded derivative were $25 and $17, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
Fixed Index Annuity ("FIA") Embedded Derivative and Call Options and Futures
The Company has FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Condensed Consolidated Statements of Operations. See a description of the fair value methodology used in "Note 6. Fair Value of Financial Instruments".
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

Foreign Currency Forward
On September 28, 2018, the Company entered into a foreign currency forward contract to economically hedge against unfavorable movements in EUR on an affiliated limited partnership.  Under the forward contract, the price is agreed upon at the time of the contract and payment is made at a specified future date.  The value of the forward was $1 at September 30, 2018 which is equal to the cumulative unrealized value and is reflected in “Derivative Instruments” with the changes in the fair value reflected in “Net investment gains”.  The Company had realized net investment gains of $1 for the nine months ended September, 30, 2018 related to the forward contract.

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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2018
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$3,515	$129	$89	$40
Deutsche Bank	A-/A3/BBB+	1,286	46	47	(1)
Morgan Stanley	*/A1/A+	1,969	66	72	(6)
Barclay's Bank	A/Baa3/BBB	1,387	65	42	23
Canadian Imperial Bank of Commerce	*/Aa2/A+	2,376	81	82	(1)
Wells Fargo	A+/A2/A-	1,063	37	37	—
Goldman Sachs	A/A3/BBB+	309	7	8	(1)
Total		$11,905	$431	$377	$54

		December 31, 2017
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$2,780	$150	$118	$32
Deutsche Bank	A-/A3/A-	1,345	51	55	(4)
Morgan Stanley	*/A1/A+	1,555	92	101	(9)
Barclay's Bank	A*+/A1/A	2,090	103	95	8
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,807	96	98	(2)
Total		$10,577	$492	$467	$25
(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company's current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of September 30, 2018 and December 31, 2017, counterparties posted $377 and $467 of collateral, respectively, of which $288 and $349 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining $89 and $118 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively. This collateral generally consists of U.S. treasury bonds and mortgage-backed securities. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $54 and $25 at September 30, 2018 and December 31, 2017, respectively.
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
The Company held 1,029 and 1,754 futures contracts at September 30, 2018 and December 31, 2017, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $6 and $8 at September 30, 2018 and December 31, 2017, respectively.
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

(6) Fair Value of Financial Instruments
The Company’s measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include the Company’s own credit risk. The Company’s estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market for that asset or liability in the absence of a principal market as opposed to the price that would be paid to acquire the asset or assume a liability (“entry price”). The Company categorizes financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
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

	September 30, 2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$944	$—	$—	$944	$944
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	3,278	404	3,682	3,682
Commercial mortgage-backed securities	—	1,747	47	1,794	1,794
Corporates	—	10,426	1,208	11,634	11,634
Hybrids	282	660	9	951	951
Municipals	—	1,345	36	1,381	1,381
Residential mortgage-backed securities	—	1,105	575	1,680	1,680
U.S. Government	113	26	—	139	139
Foreign Governments	—	144	16	160	160
Equity securities	490	901	4	1,395	1,395
Derivative investments	1	431	—	432	432
Short term investments	15	—	—	15	15
Other invested assets	—	—	56	56	56
Funds withheld for reinsurance receivables, at fair value	95	583	2	680	680
Total financial assets at fair value	$1,940	$20,646	$2,357	$24,943	$24,943
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	2,551	2,551	2,551
Preferred shares reimbursement feature embedded derivative	—	—	22	22	22
Fair value of future policy benefits (FSRC)	—	—	684	684	684
Total financial liabilities at fair value	$—	$—	$3,257	$3,257	$3,257

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,215	$—	$—	$1,215	$1,215
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,653	412	3,065	3,065
Commercial mortgage-backed securities	—	907	49	956	956
Corporates	—	11,401	1,169	12,570	12,570
Hybrids	253	804	10	1,067	1,067
Municipals	—	1,709	38	1,747	1,747
Residential mortgage-backed securities	—	1,211	66	1,277	1,277
U.S. Government	52	32	—	84	84
Foreign Governments	—	180	17	197	197
Equity securities	404	937	3	1,344	1,344
Derivative investments	—	492	—	492	492
Short term investments	25	—	—	25	25
Other invested assets	—	—	17	17	17
Funds withheld for reinsurance receivables, at fair value	88	648	4	740	740
Total financial assets at fair value	$2,037	$20,974	$1,785	$24,796	$24,796
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,277	$2,277	$2,277
Preferred shares reimbursement feature embedded derivative	—	—	23	23	23
Fair value of future policy benefits (FSRC)	—	—	728	728	728
Total financial liabilities at fair value	$—	$—	$3,028	$3,028	$3,028
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
The Company did not adjust prices received from third parties as of September 30, 2018 or December 31, 2017. However, the Company does analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, non-performance spread and option costs. The mortality multiplier at September 30, 2018 and December 31, 2017 was applied to the Annuity 2000 mortality tables. Significant increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Changes in unrealized gains or losses of the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.
The fair value of the Reimbursement Feature embedded derivative is determined using a Black Derman Toy model, incorporating the paid in kind dividend coupon, the Company's redemption option and the preferred shareholder's remarketing feature. The remarketing feature allows the shareholder to put the preferred shares to the Company for a value of par after five years and, if after a successful remarketing event the amount is less than 90% par, up to a maximum of 10% of liquidation price defined. There were $(2) and $(1) of changes in fair value recognized during the three and nine months ended September 30, 2018, respectively, due to changes in the credit spread.
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
The significant unobservable inputs used in the fair value measurement of the FSRC future policy benefit liability are undiscounted cash flows, non-performance risk spread and risk margin to reflect uncertainty.  Undiscounted cash flows used in our September 30, 2018 discounted cash flow model equaled $1,025.  Increases or decreases in non-performance risk spread and risk margin to reflect uncertainty would result in a lower or higher fair value measurement, respectively.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2018 and December 31, 2017, are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	September 30, 2018			September 30, 2018
Assets
Asset-backed securities	$396	Broker-quoted	Offered quotes	97.12% - 102.00% (99.40%)
Asset-backed securities	8	Third-Party Valuation	Offered quotes	0.00% - 99.70% (14.41%)
Commercial mortgage-backed securities	8	Broker-quoted	Offered quotes	100.44% - 100.44% (100.44%)
Commercial mortgage-backed securities	39	Matrix Pricing	Quoted prices	102.12% - 116.77% (110.74%)
Corporates	684	Broker-quoted	Offered quotes	72.02% - 105.50% (96.81%)
Corporates	524	Matrix Pricing	Quoted prices	91.83% - 110.13% (99.14%)
Hybrids	9	Matrix Pricing	Quoted prices	94.99% - 94.99% (94.99%)
Municipals	36	Broker-quoted	Offered quotes	108.82% - 108.82% (108.82%)
Residential mortgage-backed securities	242	Broker-quoted	Offered quotes	92.09% - 101.38% (99.68%)
Residential mortgage-backed securities	333	Matrix Pricing	Quoted prices	99.98% - 99.98% (99.98%)
Foreign Governments	16	Broker-quoted	Offered quotes	98.94% - 99.83% (99.22%)
Equity securities (Salus preferred equity)	4	Income-Approach	Yield	7.11%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	17	Black Scholes model	Market value of AnchorPath fund	100.00%
Affiliated bank loans	39	Yield-method	Blended rates	7.20% - 9.20%
Funds withheld for reinsurance receivables at fair value	2	Matrix pricing	Quoted prices	100.00%
Total	$2,357
Liabilities
Future policy benefits (FSRC)	$684	Discounted cash flow	Non-Performance risk spread	0.12% - 0.15% (0.13%)
			Risk margin to reflect uncertainty	0.50% - 0.62% (0.54%)
Derivatives:
FIA embedded derivatives included in contractholder funds	2,551	Discounted cash flow	Market value of option	0.00% - 39.48% (3.33%)
			SWAP rates	3.07% - 3.12% (3.09%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.96%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.11% - 16.61% (2.14%)
Preferred shares reimbursement feature embedded derivative	22	Black Derman Toy model	Credit Spread	3.66%
			Yield Volatility	20.00%
Total liabilities at fair value	$3,257

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2017			December 31, 2017
Assets
Asset-backed securities	$412	Broker-quoted	Offered quotes	98.00% - 102.56% (100.27%)
Commercial mortgage-backed securities	49	Broker-quoted	Offered quotes	99.50% - 122.78% (114.09%)
Corporates	763	Broker-quoted	Offered quotes	73.55% - 109.63% (99.66%)
Corporates	406	Matrix Pricing	Quoted prices	67.72% - 115.04% (103.72%)
Hybrids	10	Broker-quoted	Offered quotes	96.89% - 96.89% (96.89%)
Municipals	38	Broker-quoted	Offered quotes	111.84% - 111.84% (111.84%)
Residential mortgage-backed securities	66	Broker-quoted	Offered quotes	93.25% - 102.25% (100.11%)
Foreign Governments	17	Broker-quoted	Offered quotes	104.16% - 106.28% (104.82%)
Equity securities (Salus preferred equity)	3	Income-Approach	Yield	5.00%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	17	Black Scholes model	Market value of AnchorPath fund	100.00%
Funds withheld for reinsurance receivables at fair value	3	Matrix pricing	Quoted prices	100.00%
Funds withheld for reinsurance receivables at fair value	1	Loan recovery value	Recovery rate	26.00%
Total	$1,785
Liabilities
Future policy benefits (FSRC)	$728	Discounted cash flow	Non-Performance risk spread	0.27%
			Risk margin to reflect uncertainty	0.54%
Derivatives:
FIA embedded derivatives included in contractholder funds	2,277	Discounted cash flow	Market value of option	0.00% - 29.93% (4.11%)
			SWAP rates	2.24% - 2.40% (2.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (6.13%)
			Partial withdrawals	2.00% - 3.50% (2.75%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.06% - 17.33% (1.99%)
Preferred shares reimbursement feature embedded derivative	$23	Black Derman Toy model	Credit Spread	4.13%
			Yield Volatility	20.00%
Total liabilities at fair value	$3,028

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2018 and 2017, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$330	$—	$—	$162	$—	$(11)	$(77)	$404
Commercial mortgage-backed securities	60	—	(1)	—	—	—	(12)	47
Corporates	1,190	—	(9)	53	—	(5)	(21)	1,208
Hybrids	10	—	(1)	—	—	—	—	9
Municipals	37	—	(1)	—	—	—	—	36
Residential mortgage-backed securities	242	—	(2)	375	(1)	(3)	(36)	575
Foreign Governments	16	—	—	—	—	—	—	16
Equity securities	3	1	—	—	—	—	—	4
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Affiliated Bank Loans	50	—	—	—	(11)	—	—	39
Funds withheld for reinsurance receivables at fair value	6	—	—	—	—	(4)	—	2
Total assets at Level 3 fair value	$1,961	$1	$(14)	$590	$(12)	$(23)	$(146)	$2,357
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,320	$231	$—	$—	$—	$—	$—	$2,551
Future policy benefits (FSRC)	737	(25)	—	—	—	(28)	—	684
Preferred shares reimbursement feature embedded derivative	24	(2)	—	—	—	—	—	22
Total liabilities at Level 3 fair value	$3,081	$204	$—	$—	$—	$(28)	$—	$3,257
(a) The net transfers out of Level 3 during the three months ended September 30, 2018 were exclusively to Level 2.

	Three months ended September 30, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$204	$—	$1	$22	$—	$(16)	$(52)	$159
Commercial mortgage-backed securities	84	—	1	10	—	—	—	95
Corporates	1,056	—	—	73	(15)	(22)	5	1,097
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	—	—	—	—	—	38
Residential mortgage-backed securities	15	—	—	—	—	—	—	15
Foreign Governments	17	—	—	—	—	—	—	17
Equity securities	1	—	1	—	—	—	—	2
Other invested assets:
Available-for-sale embedded derivative	15	1	—	—	—	—	—	16
Loan participations	—	—	—	—	—	—	—	—
Total assets at Level 3 fair value	$1,440	$1	$3	$105	$(15)	$(38)	$(47)	$1,449
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,442	$185	$—	$—	$—	$—	$—	$2,627
Total liabilities at Level 3 fair value	$2,442	$—	$—	$—	$—	$—	$—	$2,627
(a) The net transfers out of Level 3 during the Predecessor three months ended September 30, 2017 were exclusively to Level 2.

	Nine months ended September 30, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$412	$—	$(2)	$342	$—	$(18)	$(330)	$404
Commercial mortgage-backed securities	49	—	(3)	12	—	(6)	(5)	47
Corporates	1,169	—	(36)	252	—	(108)	(69)	1,208
Hybrids	10	—	(1)	—	—	—	—	9
Municipals	38	—	(2)	—	—	—	—	36
Residential mortgage-backed securities	66	—	—	554	(1)	(8)	(36)	575
Foreign Governments	17	—	(1)	—	—	—	—	16
Equity securities	3	2	(1)	—	—	—	—	4
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Affiliated Bank Loans	—	—	—	50	(11)	—	—	39
Funds withheld for reinsurance receivables at fair value	4	—	—	2	—	(4)	—	2
Total assets at Level 3 fair value	$1,785	$2	$(46)	$1,212	$(12)	$(144)	$(440)	$2,357
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,277	$274	$—	$—	$—	$—	$—	$2,551
Future policy benefits (FSRC)	728	(44)	—	—	—	—	—	684
Preferred shares reimbursement feature embedded derivative	23	(1)	—	—	—	—	—	22
Total liabilities at Level 3 fair value	$3,028	$229	$—	$—	$—	$—	$—	$3,257
(a) The net transfers out of Level 3 during the nine months ended September 30, 2018 were exclusively to Level 2.

	Nine months ended September 30, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$197	$(1)	$4	$88	$—	$(33)	$(96)	$159
Commercial mortgage-backed securities	85	—	3	10	—	(1)	(2)	95
Corporates	1,062	—	11	138	(15)	(61)	(38)	1,097
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	1	—	—	—	—	38
Residential mortgage-backed securities	—	—	1	—	—	—	14	15
Foreign Governments	16	—	1	—	—	—	—	17
Equity securities	1	—	1	—	—	—	—	2
Other invested assets:
Available-for-sale embedded derivative	13	2	1	—	—	—	—	16
Loan participations	6	(1)	1	—	—	(6)	—	—
Total assets at Level 3 fair value	$1,427	$—	$24	$236	$(15)	$(101)	$(122)	$1,449
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,250	$377	$—	$—	$—	$—	$—	$2,627
Total liabilities at Level 3 fair value	$2,250	$377	$—	$—	$—	$—	$—	$2,627
(a) The net transfers out of Level 3 during the Predecessor nine months ended September 30, 2017 were exclusively to Level 2.

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

Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2018 and December 31, 2017, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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

	September 30, 2018
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock, included in other invested assets	$—	$48	$—	$48	$48
Commercial mortgage loans	—	—	488	488	497
Policy loans, included in other invested assets	—	—	17	17	21
Funds withheld for reinsurance receivables, at fair value	—	—	28	28	28
Total	$—	$48	$533	$581	$594

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$17,869	$17,869	$20,613
Debt	—	545	—	545	540
Total	$—	$545	$17,869	$18,414	$21,153

	December 31, 2017
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$549	$549	$548
Policy loans, included in other invested assets	—	—	15	15	17
Funds withheld for reinsurance receivables, at fair value	—	—	16	16	16
Total	$—	$—	$580	$580	$581

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$16,769	$16,769	$19,550
Debt	—	307	105	412	412
Total	$—	$307	$16,874	$17,181	$19,962

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments are measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies” to the Company's 2017 Form 10-K.

	Carrying Value After Measurement
	September 30, 2018	December 31, 2017
Equity securities	$45	$44
Limited partnership investment, included in other invested assets	481	154
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

The Company’s assessment resulted in gross transfers into and gross transfers out of certain fair value levels by asset class for the three and nine months ended September 30, 2018 and 2017, are as follows:

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Three months ended September 30, 2018
Asset-backed securities	$—	$—	$90	$13	$13	$90
Commercial mortgage-backed securities	—	—	12	—	—	12
Corporates	—	—	21	—	—	21
Hybrids	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	36	—	—	36
Equity securities	—	30	30	—	—	—
Total transfers	$—	$30	$189	$13	$13	$159
Predecessor
Three months ended September 30, 2017
Asset-backed securities	$—	$—	$74	$22	$22	$74
Commercial mortgage-backed securities	—	—	—	—	—	—
Corporates	—	—	—	5	5	—
Residential mortgage-backed securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
Total transfers	$—	$—	$74	$27	$27	$74

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Nine months ended September 30, 2018
Asset-backed securities	$—	$—	$343	$13	$13	$343
Commercial mortgage-backed securities	—	—	13	8	8	13
Corporates	—	—	72	3	3	72
Hybrids	20	—	—	20	—	—
Residential mortgage-backed securities	—	—	36	—	—	36
Equity securities	25	30	30	25	—	—
Total transfers	$45	$30	$494	$69	$24	$464
Predecessor
Nine months ended September 30, 2017
Asset-backed securities	$—	$—	$154	$58	$58	$154
Commercial mortgage-backed securities	—	—	8	6	6	8
Corporates	—	—	44	6	6	44
Residential mortgage-backed securities	—	—	—	14	14	—
Equity securities	—	—	—	—	—	—
Total transfers	$—	$—	$206	$84	$84	$206

(7) Intangibles

A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows:

	VOBA	DAC	DSI	Total
Balance at December 31, 2017	$821	$22	$10	$853
Deferrals	—	219	98	317
Amortization	(75)	(6)	(5)	(86)
Interest	15	2	1	18
Unlocking	(4)	—	—	(4)
Adjustment for net unrealized investment (gains) losses	96	6	5	107
Balance at September 30, 2018	$853	$243	$109	$1,205

Predecessor	VOBA	DAC	DSI	Total
Balance at December 31, 2016	$118	$1,024	$86	$1,228
Deferrals	—	205	31	236
Amortization	(34)	(98)	(12)	(144)
Interest	9	32	3	44
Unlocking	26	6	(2)	30
Adjustment for net unrealized investment (gains) losses	(119)	(146)	—	(265)
Balance at September 30, 2017	$—	$1,023	$106	$1,129
Amortization of VOBA, DAC, and DSI is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0.05% to 4.01%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statements of Operations. As of September 30, 2018, and September 30, 2017, the VOBA balances included cumulative adjustments for net unrealized investment (gains) losses of $78 and $(159), respectively, and the DAC balances included cumulative adjustments for net unrealized investment (gains) losses of $5 and $(139), respectively. As of September 30, 2018, the DSI balance included net unrealized investment (gains) losses of $5.

Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year
2018	15
2019	69
2020	89
2021	85
2022	79
Thereafter	438
The Company had an unearned revenue balance of $26 as of September 30, 2018, including deferrals of $(28), amortization of $18, unlocking of $2, and adjustment for net unrealized investment (gains) losses of $(18).

Definite Lived Intangible Assets
Amortizable intangible assets as of September 30, 2018 consist of the following:

	September 30, 2018
	Cost	Accumulated amortization	Net	Weighted Average Useful Life (Years)
Trade names	16	2	14	10

	Carrying amount	Weighted Average Useful Life (Years)
State insurance licenses	$6	Indefinite
Trade marks / trade names	14	10
Total	$20

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
The Company's outstanding debt as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Debt	$550	$307
Revolving credit facility	—	105
The $0 and $105 drawn balances on the revolver carried interest rates equal to 0% and 4.17%, as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the amount available to be drawn on the revolver was $250 and $145, respectively.
The interest expense and amortization of debt issuance costs for the three and nine months ended September 30, 2018 and 2017, respectively, were as follows:

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
			Predecessor				Predecessor
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	7	1	5	—	20	1	14	—
Revolving credit facility	—	—	1	—	2	—	3	1
Gain on extinguishment of debt	—	—	—	—	(2)	—	—	—

(9) Equity
Dividends
The Company did not declare a cash dividend to its common shareholders during the three and nine months ended September 30, 2018. The Predecessor declared the following cash dividends to its common shareholders during the three and nine months ended September 30, 2017:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
February 2, 2017	March 6, 2017	February 21, 2017	58,308	$0.065	$4
May 1, 2017	June 5, 2017	May 22, 2017	58,315	$0.065	$4
July 27, 2017	August 28, 2017	August 14, 2017	58,316	$0.065	$4
The Company declared the following dividends to its preferred shareholders during the three and nine months ended September 30, 2018:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shares outstanding at date of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	277	Paid in kind	$—	5
Series B Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	101	Paid in kind	$—	1
Series A Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	282	Paid in kind	$—	5
Series B Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	102	Paid in kind	$—	2
Series A Preferred Shares	September 28, 2018	October 1, 2018	September 15, 2018	287	Paid in kind	$—	5
Series B Preferred Shares	September 28, 2018	October 1, 2018	September 15, 2018	104	Paid in kind	$—	2

There were no preferred shareholders during the Predecessor three and nine months ended September 30, 2017.

(10) Stock Compensation

On August 8, 2017, the Company adopted a stock-based incentive plan (the “FGL Incentive Plan”) that permits the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing. The Company’s Compensation Committee is authorized to grant up to 15,006 thousand equity awards under the Incentive Plan. At September 30, 2018, 1,171 thousand equity awards are available for future issuance.

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

The total fair value of the options granted in the nine months ended September 30, 2018 was $29. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period.
At September 30, 2018, the intrinsic value of stock options outstanding or expected to vest was $0. At September 30, 2018, the weighted average remaining contractual term of stock options outstanding or expected to vest was 7 years. At September 30, 2018 there were no options that were exercisable or vested.
A summary of the Company’s outstanding stock options as of September 30, 2018, and related activity during the nine months ended September 30, 2018, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2017	—	$—
Granted	13,835	10.00
Exercised	—	—
Forfeited or expired	—	—
Stock options outstanding at September 30, 2018	13,835	10.00
Exercisable at September 30, 2018	—	—
Vested or projected to vest at September 30, 2018	13,835	10.00
To value the options granted with service and return on equity performance vesting conditions, we used a Black Scholes valuation model. To value the options granted with stock price market performance vesting conditions, we used a Monte Carlo simulation. The following inputs and assumptions were used in the determination of the grant date fair values for each.

	Black-Scholes Model		Monte Carlo Model
	Serviced based	ROE Performance based	Stock Price Performance based	Source of input/ assumption
Weighted average fair value per options granted	$2.2	$2.35	$1.77	N/A
Risk-free interest rate	2.95%	2.98%	3.02%	US Treasury Curve
Assumed dividend yield	—%	—%	—%	Internal projection
Expected option term	5.5 years	6.0 years	N/A	Internal model
Contractual term	N/A	N/A	7.0 years	N/A
Volatility	25.00%	25.00%	25.72%	Predecessor and peer group experience
Early exercise multiple	N/A	N/A	2.8	Hull White model
Cost of equity	N/A	N/A	10.50%	Capital asset pricing model - 20 year risk free rate

The Company granted 112 thousand restricted shares to directors in the nine months ended September 30, 2018. These shares will vest on December 31, 2018. The total fair value of the restricted shares granted in the nine months ended September 30, 2018 was $1.
A summary of the Company’s nonvested restricted shares outstanding as of September 30, 2018, and related activity during the nine months ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at December 31, 2017	—	$—
Granted	112	10.01
Vested	—	—
Forfeited	—	—
Nonvested restricted shares outstanding at September 30, 2018	112	10.01
Management Incentive Plan

In the nine months ended September 30, 2018, the Company granted 374 thousand phantom units to members of management under a management incentive plan (the "Management Incentive Plan"). The phantom units are settled in cash, and therefore the Management Incentive Plan is classified as a liability plan. The value of this plan is classified within "Other liabilities" on the unaudited Condensed Consolidated Balance Sheets and is adjusted each period, with a corresponding adjustment to “Acquisition and operating expenses, net of deferrals”, to reflect changes in the Company’s stock price. The total fair value of the restricted shares granted in the nine months ended September 30, 2018 was $3.

One half of the phantom units vest in three equal installments on each March 15th from 2019 to 2021, subject to awardees continued service with the Company. The other half will begin vesting on March 15, 2020 and cliff vest on March 15, 2021 based on continued service and attainment of a performance metric: adjusted operating income return on equity.
At September 30, 2018, the liability for phantom units of $0 was based on the number of units granted, the elapsed portion of the service period and the fair value of the Company’s common stock on that date which was $8.95.
A summary of the Management Incentive Plan nonvested phantom units outstanding as of September 30, 2018, and related activity during the nine months ended, is as follows (share amount in thousands):

Phantom units	Shares	Weighted Average Grant Date Fair Value
Phantom units outstanding at December 31, 2017	—	$—
Granted	374	8.95
Vested	—	—
Forfeited or expired	(13)	8.96
Phantom units outstanding at September 30, 2018	361	8.95

The Company recognized total stock compensation expense related to the FGL Incentive Plan and Management Incentive Plan is as follows:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
FGL Incentive Plan
Stock options	$2	$3
Restricted shares	1	1
	3	4
Management Incentive Plan
Phantom units	—	—
	—	—
Total stock compensation expense	3	4
Related tax benefit	1	1
Net stock compensation expense	$2	$3
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.
Total compensation expense related to the FGL Incentive Plan and Management Incentive Plan not yet recognized as of September 30, 2018 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Incentive Plan
Stock options	$26	3
Restricted shares	—	0
	26
Management Incentive Plan
Phantom units	3	2
	3
Total unrecognized stock compensation expense	$29	3

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
The Company’s Bermuda insurance subsidiary, F&G Life Re Ltd., is party to a ModCo reinsurance agreement with its US Life sister company, FGL Insurance. The Tax Cut and Jobs Act (“TCJA”) enacted on December 22 2017, contained a Base-Erosion and Anti-Abuse Tax (“BEAT”). The BEAT provisions apply a minimum tax (5% in 2018) to certain reinsurance payments settled between FGL Insurance and F&G Life Re Ltd. Absent clarifying guidance, the current language in the Act suggests that the tax is applied without regard to deduction or offset under a typical ModCo reinsurance agreement (i.e. a “Gross application”). Without clarifying guidance from Regulatory authorities in regards to allowing for a “Net application” in the calculation of BEAT, the Company will make an election under IRC Code Section 953(d) for the 2018 tax year, which will result in F&G Re Ltd. being treated as if it were a US Tax Payer. The effect of the election would be retroactive to the beginning of the Tax calendar year. The current period financial statements reflect an assumed 953(d) election with regard to F&G Life Re Ltd. As a result of the assumed election, which would occur in the event that clarifying language allowing a "net application" is not determined, an opening balance sheet deferred tax liability was set up resulting in a discrete expense being recorded in the first quarter of 2018. The provision for income taxes represents federal income taxes. The effective tax rate for the three and nine months ended September 30, 2018 was 21% and 29%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was 30% and 32%, respectively. The effective tax rate on pre-tax income for the current nine months ended September 30, 2018 differs from the U.S Federal statutory rate for 2018 of 21% primarily due to the impact of F&G Life Re Ltd. making an election to be a US taxpayer. As a result of the election, an opening balance sheet deferred tax liability was set up resulting in a discrete expense being recorded in the first quarter. The effective tax rate on pre-tax income for the nine months ended September 30, 2017 differed from the U.S. Federal statutory rate for 2017 of 35% primarily due to a valuation allowance release within the non-life companies and favorable permanent adjustments, including low income housing credits and dividends received deduction. The effective tax rate on pre-tax income for the three months ended September 30, 2017 differed from the U.S Federal statutory rate for 2017 of 35% primarily due to a valuation allowance release within the non-life companies and the impact of favorable permanent adjustments.
The TCJA amended many provisions of the Internal Revenue Code that effect on the Company.  The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for the effects of U.S. tax reform in circumstances in which an exact calculation cannot be made, but for which a reasonable estimate can be determined. As internal systems are updated and additional guidance becomes available, the estimate will be updated in accordance with instruction outlined in the standard and within the measurement period, which is not to extend beyond one year from the enactment date.  The only provisional amount utilized in the preparation of the Company’s financial statements was tax reserves.  As of the reporting date, the Company has not yet finalized the reserve impact of the TCJA.  A reasonable estimate, prepared by the Company's Actuarial department, was calculated at December 31, 2017 and refined during the period ending June 30, 2018. The refinement had no impact on the Company’s ETR as the book\tax difference on tax reserves is a timing difference.  No other provisions of the U.S. tax reform had a significant impact on our 2018 income tax provisions.
The Company maintains a valuation allowance against most of the deferred tax assets of its non-life insurance company subsidiaries, FSRC, and the unrealized capital losses on F&G Life Re Ltd.. The Company has also placed a partial valuation allowance on its unrealized capital losses on the US life insurance subsidiaries. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income that would allow for recognition of all of their deferred tax assets. FSRC is in a cumulative loss position and does not have a sufficient track record of earnings to recognize any portion of its deferred tax assets. F&G Life Re Ltd. does not have a source of capital gain income needed to recognize its unrealized loss deferred tax assets. The Company’s US life insurance subsidiaries have sources of capital gain income, but not enough to cover all of its unrealized loss deferred tax assets.
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
As of September 30, 2018, the Company had a partial valuation allowance of $82 against its gross deferred tax assets of $367. The valuation allowance is an offset to most of the non-life company deferred tax assets, FSRC deferred tax assets, and F&G Life Re Ltd. and US Life Insurance Company deferred tax assets on unrealized capital losses that are considered more likely than not to be unrecoverable due to insufficient sources of future income.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of September 30, 2018 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

September 30, 2018
Asset Type
Other invested assets	$859
Equity securities	31
Fixed maturity securities, available-for-sale	43
Other assets	9
Total	$942
As of September 30, 2018, the Company had unfunded commitments in affiliated investments which are included in the table above. See "Note 14. Related Party Transactions" for further information.
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
The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2018, FGL has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, the Company uses the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits including litigation against the Controller for the State of California which is subject to a stay and separate litigation against the Treasurer for the State of Illinois. The Company believes its current accrual will cover the reasonably estimated liability arising out of these developments; however, costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to these matters.

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
On September 1, 2017, FGL Insurance filed a counterclaim against BIP and John and Jane Does 1-10, asserting, among other causes of action, breach of contract, fraud, civil conspiracy and violations of RICO. On September 22, 2017, Plaintiff filed an Amended Complaint, and on October 16, 2017, FGL Insurance filed an Amended Counterclaim against BIP, Agent Does 1-10, and Other Person Does 1-10. The parties also filed cross-Motions to Dismiss in Part.
On August 17, 2018, the Court in the BIP Litigation denied all pending Motions to Dismiss filed by all parties without prejudice, pending a decision as to whether the BIP Litigation will be consolidated into related litigation, captioned Fidelity & Guaranty Life Insurance Company v. Network Partners, et al., Case No. 17-cv-1508. On August 31, 2018, FGL filed its Answer to BIP’s Amended Complaint. Also on that date, FGL Insurance filed its Answer to Amended Complaint, Affirmative Defenses, and Counterclaim, Filed Pursuant to Fed. R. Civ. P. 12(a)(4)(A). As of September 30, 2018, BIP has not filed any document in response to the Court’s August 17, 2018 Order or to FGL Insurance’s filing.
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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the three and nine months ended September 30, 2018, and the Predecessor three and nine months ended September 30, 2017 were as follows:

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
			Predecessor				Predecessor
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	54	336	58	389	172	653	176	1,028
Assumed	—	12	—	—	—	(14)	—	—
Ceded	(42)	(51)	(42)	(69)	(127)	(164)	(145)	(205)
Net	12	297	16	320	45	475	31	823

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the nine months ended September 30, 2018 or the Predecessor nine months ended September 30, 2017. The Company did not commute any ceded reinsurance treaties during the nine months ended September 30, 2018 or the Predecessor nine months ended September 30, 2017.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer,  to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. In accordance with the terms of this agreement, FGL Insurance cedes 70% net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective July 1, 2017, FGL Insurance extended this agreement to include new business issued during 2017. Effective January 1, 2018 FGL Insurance extended this agreement to include new business issued during 2018, and extended the recapture period from 8 to 12 years. FGL Insurance incurred risk charge fees of $3, and $8 during the three and nine months ended September 30, 2018, respectively, in relation to this reinsurance agreement.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
FSRC
FSRC, an affiliate of FGL Insurance, has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company from the coinsurance premium owed to FSRC as collateral for FSRC's payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. FSRC manages the assets supporting the reserves assumed in accordance with the internal investment policy of the ceding companies and applicable law. Two treaties were recaptured effective July 1, 2018 resulting in a $5 loss upon recapture, which is included in the "Benefits & Other Expenses" line in the Company's unaudited Condensed Consolidated Statements of Operations.
FSRC has three reinsurance treaties with unaffiliated parties. At September 30, 2018, FSRC had $708 of funds withheld receivables and $684 of insurance reserves related to these reinsurance treaties.
See a description of FSRC’s accounting policy for its assumed reinsurance contracts in "Note 2. Significant Accounting Policies and Practices" within the Company's 2017 Form 10-K.
The Company adopted ASU 2016-01 effective January 1, 2018, which requires FSRC to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The adoption of this new accounting guidance had a $1 and $(1) impact on pre-tax net income, or $0.00 and $0.00 per common share, for the three and nine months ended September 30, 2018, respectively.
(14) Related Party Transactions
Affiliated Investments
The Company entered into investment management agreements with Blackstone ISG-I Advisors LLC ("BISGA"), a wholly-owned subsidiary of The Blackstone Group LP ("Blackstone"), and certain subsidiaries of the Company on December 1, 2017. The Company paid $23 to BISGA upon the close of the merger for services rendered related to the transaction and BISGA will forego approximately 30% of the first thirteen months’ management fee to which it is entitled under the investment management agreement. As of September 30, 2018, the Company has a net liability of $14 for the services consumed under this investment management agreement, partially offset by fees received and expense reimbursements from BISGA.
The Company holds certain fixed income security interests, limited partnerships and bank loans issued by portfolio companies that are affiliates of Blackstone Tactical Opportunities, an affiliate of Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd. (the “Blackstone Fixed Income Securities”) both on a direct and indirect basis.  Indirect investments include an investment made in an affiliates’ asset backed fund while direct investments are an investment in affiliates' equity or debt securities.  As of September 30, 2018 and December 31, 2017, the Company held $445 and $188 in affiliated investments, respectively, which includes foreign exchange unrealized loss of $(1) and $0, respectively. In addition, as of September 30, 2018, the Company had commitments to invest in 11 other affiliated investments. The unfunded commitments relating to these affiliated investments at September 30, 2018 is $717.
The Company paid-in-kind dividends on preferred shares held by GSO Capital Partners, an indirect wholly owned subsidiary of The Blackstone Group LP, of 5 thousand shares and 15 thousand shares for the three and nine months ended September 30, 2018, respectively.
The Company had no gross realized gains or realized impairment losses on related party investments during the three and nine months ended September 30, 2018.
The Company had $(1) and $(3) gross realized gains (losses), inclusive of impairment losses on related party investments during the Predecessor three and nine months ended September 30, 2017, respectively.
FSRC (Predecessor)
FGL Insurance reinsures certain liabilities and obligations to FSRC. For the three and nine months ended September 30, 2017, FGL Insurance ceded $0 and $1 of premium revenue and $12 and $37 of benefits and other changes in policy reserves, respectively, to FSRC. There are no ceded operating results related to the FGL Insurance and FSRC reinsurance agreement reported in the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018 as such amounts are eliminated on consolidation.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
		Predecessor		Predecessor
Net Income	$56	$61	$161	$115
Less Preferred stock dividend	7	—	21	—
Net income available to common shares	49	61	140	115

Weighted-average common shares outstanding - basic	214,370	58,335	214,370	58,333
Dilutive effect of unvested restricted stock & PRSU	49	52	21	37
Dilutive effect of stock options	—	92	—	68
Weighted-average shares outstanding - diluted	214,419	58,479	214,391	58,438

Net income per common share:
Basic	$0.23	$1.06	$0.65	$1.98
Diluted	$0.23	$1.06	$0.65	$1.98
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of the Successor and Predecessor shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three and nine months ended September 30, 2018 excludes the incremental effect of 70 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 391 thousand preferred stock shares outstanding as of September 30, 2018 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met. The calculation of diluted earnings per share for the three and nine months ended September 30, 2018 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 1,384 thousand and 609 thousand shares for the three and nine months ended September 30, 2018, respectively.

The calculation of diluted earnings per share for the Predecessor three and nine months ended September 30, 2017 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect. The number of weighted average equivalent shares excluded in the Predecessor three and nine months ended September 30, 2017 are 0 thousand and 0 thousand shares.
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
FSRC (Cayman), F&G Re Ltd. (Bermuda), and F&G Life Re Ltd. (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $110 and $110 at September 30, 2018 and December 31, 2017, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4 and $5 at September 30, 2018 and December 31, 2017, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and (deficit) surplus would be $(11) and $(18) as of September 30, 2018 and December 31, 2017, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at September 30, 2018 and December 31, 2017 was $103 and $97, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $37 and $54 decrease to statutory capital and surplus at September 30, 2018 and December 31, 2017, respectively.
The prescribed and permitted statutory accounting practices have no impact on the Company’s unaudited condensed consolidated financial statements which are prepared in accordance with GAAP.
As of September 30, 2018, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
On May 14, 2018, FGLH made a dividend payment of $27 to FGL US Holdings, Inc. ("FGL US Holdings"). On June 28, 2018, FGL US Holdings issued a $65 intercompany note to F&G Life Re Ltd and subsequently approved a $65 capital contribution to its wholly owned subsidiary, FGLH. On June 28, 2018, FGLH made a capital contribution for $125 to FGL Insurance. On July 3, 2018, CF Bermuda Holdings Ltd. issued a $50 intercompany note to F&G Life Re Ltd. (Bermuda) and subsequently approved a $50 capital contribution to its wholly owned subsidiary, F&G Reinsurance, Ltd. (Bermuda).

(17) Subsequent Events
The Company’s offer to exchange its outstanding warrants for 0.11 ordinary shares of the Company, par value $0.0001 (the "Exchange Shares") and $0.98, in cash, without interest, per warrant, expired on October 4, 2018. A total of 65,374 warrants were properly tendered prior to the expiration of the offer to exchange. On October 9, 2018 the Company issued 7,191 shares and paid $64 in cash in exchange for the warrants tendered. After completion of the Offer to Exchange, 5,510 warrants still remain outstanding, which will expire on November 30, 2022, or upon earlier redemption or liquidation.

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
Introduction
Management's discussion and analysis reviews our unaudited condensed consolidated financial position at September 30, 2018 (unaudited) and December 31, 2017, and the unaudited consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of FGL Holdings (“FGL Holdings,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”), which was included with our audited consolidated financial statements for the year ended December 31, 2017 included within the Company’s 2017 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2017 Form 10-K, which can be found at the SEC website, www.sec.gov.
Basis of Presentation
As a result of the completion of the Business Combination on November 30, 2017, our unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report are presented: (i) as of September 30, 2018 and December 31, 2017; (ii) for the three and nine months ended September 30, 2018 and the Predecessor three and nine months ended September 30, 2017. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the three and nine months ended September 30, 2018 results compared to the Predecessor three and nine months ended September 30, 2017 results. We believe this discussion provides helpful information with respect to performance of our business during those respective periods. Our financial statement presentation includes the financial statements of FGL and its subsidiaries as “Predecessor” for the periods prior to the completion of the Business Combination and FGL Holdings, including the consolidation of FGL and its subsidiaries and FSR Companies, as "Successor" for periods from and after the Closing Date.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2018, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Annuity and Life Sales
We regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Annuity and IUL sales are recorded as deposit liabilities (i.e. contractholder funds) within the Company's unaudited condensed consolidated financial statements in accordance with GAAP. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition. Sales of annuities and IULs for the quarters ended March 31, June 30 and September 30 were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	2018	2017	2018	2017
First Quarter	$778	$732	$6	$14
Second Quarter	769	582	7	9
Third Quarter	842	588	7	6
Total	$2,389	$1,902	$20	$29
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA policies, known as the net investment spread. With respect to FIAs, the cost of hedging our risk includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
Our profitability depends in large part upon the amount of assets under management (“AUM”), the net investment spreads earned on our average assets under management ("AAUM"), our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and the costs of the options and futures purchased to fund the annual index credits on the FIAs or IULs. We analyze returns on AAUM pre- and post-DAC, DSI and VOBA as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
Non-GAAP Financial Measures
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
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine months ended September 30, 2018, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2017 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our unaudited condensed consolidated financial statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations for the three and nine months ended September 30, 2018 and the Predecessor three and nine months ended September 30, 2017:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Revenues:
Premiums	$12	$16	$(4)	$45	$31	$14
Net investment income	267	261	6	812	765	47
Net investment gains (losses)	119	117	2	(74)	265	(339)
Insurance and investment product fees and other	46	41	5	139	129	10
Total revenues	444	435	9	922	1,190	(268)
Benefits and expenses:
Benefits and other changes in policy reserves	297	320	(23)	475	823	(348)
Acquisition and operating expenses, net of deferrals	40	36	4	126	109	17
Amortization of intangibles	28	(14)	42	72	70	2
Total benefits and expenses	365	342	23	673	1,002	(329)
Operating income	79	93	(14)	249	188	61
Interest expense	(8)	(6)	(2)	(21)	(18)	(3)
Income (loss) before income taxes	71	87	(16)	228	170	58
Income tax expense	(15)	(26)	11	(67)	(55)	(12)
Net income (loss)	$56	$61	$(5)	$161	$115	46
Less preferred stock dividend	7	—	7	21	—	21
Net income (loss) available to common shareholders	$49	$61	$(12)	$140	$115	$25
The following table summarizes sales by product type for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Fixed index annuities ("FIA")	$631	$424	$207	$1,616	$1,317	$299
Fixed rate annuities ("MYGA")	211	164	47	573	449	124
Institutional spread based	—	—	—	200	136	64
Total annuity	$842	$588	$254	$2,389	$1,902	$487
Index universal life ("IUL")	$7	$6	$1	$20	$29	$(9)

•
FIA sales during the three and nine months ended September 30, 2018 reflect continued strong and productive collaboration with our distribution partners, primarily Independent Marketing Organizations, as well as the overall growth of the FIA market.

•
Institutional spread based products in both nine month periods reflect funding agreements with Federal Home Loan Bank, under an investment strategy. We view this volume as subject to fluctuation period to period.

•	The decline in IUL sales during the nine months ended September 30, 2018 reflects our focus on quality of new business and pricing discipline to achieve profitability and capital targets.

Revenues

Premiums

Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The traditional life insurance premiums are primarily related to the return of premium riders on traditional life contracts. While the base contract has been reinsured, we continue to retain the return of premium rider. The following table summarizes the change in premiums for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Traditional life insurance	$7	$10	$(3)	$23	$17	$6
Life-contingent immediate annuity	5	6	(1)	22	14	8
Premiums	$12	$16	$(4)	$45	$31	$14
Net investment income
Below is a summary of net investment income ("NII") for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Fixed maturity securities, available-for-sale	$249	$247	$2	$739	$725	$14
Equity securities	15	10	5	51	31	20
Commercial mortgage loans, invested cash, short term investments, and other investments	25	9	16	70	26	44
Gross investment income	289	266	23	860	782	78
Investment expense	(22)	(5)	(17)	(48)	(17)	(31)
Net investment income	$267	$261	$6	$812	$765	$47
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Yield on AAUM (at amortized cost)	4.13%	5.02%	(0.89)%	4.26%	4.98%	(0.72)%
Less: Interest credited and option cost	(2.42)%	(2.58)%	0.16%	(2.37)%	(2.52)%	0.15%
Net investment spread	1.71%	2.44%	(0.73)%	1.89%	2.46%	(0.57)%
AAUM	$25,883	$20,840	$5,043	$25,437	$20,524	$4,913

•
The increases in AAUM during the three and nine months ended September 30, 2018 were primarily influenced by the $1.7 billion net new business asset flows, $1.2 billion increased mark-to-market valuation of the investment portfolio as of the date of the merger, and the inclusion of the $1.9 billion acquired AAUM in FSR Companies.

•
The 2% increase in NII from the Predecessor three months ended September 30, 2017 to the three months ended September 30, 2018 was primarily due to an increase in net investment income growth of $29 from invested asset growth and $11 from the portfolio reposition lift. This increase was offset by $17 of premium amortization resulting from the fair value mark on the investment portfolio at merger transaction close and $17 of higher planned investment fees under the new investment management agreement entered into upon merger close.

-64

•
The 6% increase in NII from the Predecessor nine months ended September 30, 2017 to the nine months ended September 30, 2018 was primarily due to an increase in AAUM (volume).  The volume increase period over period resulted in net investment income growth of $184. This increase was offset by $138 driven by a decline in earned yields (rate) as the result of purchase accounting impacts.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for the three months ended September 30, 2018, the Predecessor three months ended September 30, 2017, the nine months ended September 30, 2018 and the Predecessor nine months ended September 30, 2017:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Net realized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$(40)	$7	$(47)	$(132)	$(16)	$(116)
Net realized and unrealized gains (losses) on hedging derivatives and reinsurance-related embedded derivatives	162	118	44	95	309	(214)
Change in fair value of reinsurance related embedded derivatives	(3)	(8)	5	(37)	(28)	(9)
Net investment gains (losses)	$119	$117	$2	$(74)	$265	$(339)

•
For the three months ended September 30, 2018, net realized losses on available-for-sale securities of $40 includes $24 of trading losses as part of a planned portfolio re-positioning strategy following the completion of the merger and $19 change in the unrealized losses on equity securities reflecting the post adoption impact of ASU 2016-01.

•
For the nine months ended September 30, 2018, net realized losses on available-for-sale securities of $132 includes $80 of trading losses as part of a planned portfolio re-positioning strategy following the completion of the merger, $48 change in the unrealized losses on equity securities reflecting the post adoption impact of ASU 2016-01 and $2 of impairment losses. In the Predecessor nine months ended September 30, 2017, net realized losses on available-for-sale securities of $16, includes $21 of impairments related to corporates, other invested assets and asset backed securities, comprised primarily of $20 credit-related impairment losses on available-for-sale debt securities related to investments in First National Bank Holding Co.

•
The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. The majority of the movement in the value of this derivative was driven by the coinsurance agreement between FGL Insurance and FSRC. As part of the Business Combination, FSRC is now a subsidiary of the Company which eliminated the impact of this component of net investment gains (losses) for the three and nine months ended September 30, 2018. In the current period the change in fair value of the underlying assets held in FWH portfolio relates to FSRC's unaffiliated reinsurance agreements.

•	See the table below for primary drivers of gains (losses) on certain derivatives.
We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.

The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Call Options:
Gains (losses) on option expiration	$23	$68	$(45)	$14	$212	$(198)
Change in unrealized gains (losses)	130	45	85	72	87	(15)
Futures contracts:
Gains (losses) on futures contracts expiration	4	2	2	9	6	3
Change in unrealized gains (losses)	5	3	2	—	4	(4)
Total net change in fair value	$162	$118	$44	$95	$309	$(214)

Change in S&P 500 Index during the period	9%	5%	4%	7%	13%	(6)%

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

•
The net change in fair value of certain derivative instruments for the three and nine months ended September 30, 2018 and the Predecessor three and nine months ended September 30, 2017 were primarily driven by movements in the S&P 500 Index relative to the buy dates during each respective year.

The average index credits to policyholders for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Average Crediting Rate	4%	—%	4%	4%	5%	(1)%
S&P 500 Index:
Point-to-point strategy	4%	4%	—%	4%	4%	—%
Monthly average strategy	4%	4%	—%	4%	4%	—%
Monthly point-to-point strategy	4%	7%	(3)%	5%	6%	(1)%
3 year high water mark	22%	15%	7%	14%	13%	1%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for the three months ended September 30, 2018 and the Predecessor three months ended September 30, 2017 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Index performance resulted in comparable crediting rates in the periods disclosed above.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Surrender charges	$9	$9	$—	$35	$27	$8
Cost of insurance fees and other income	37	32	5	104	102	2
Total insurance and investment product fees and other	$46	$41	$5	$139	$129	$10

•
Insurance and investment product fees and other consists primarily of the cost of insurance on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations).

•
Guaranteed minimum withdrawal benefit ("GMWB") rider fees were $19 and $15 for the three months ended September 30, 2018 and the Predecessor three months ended September 30, 2017, respectively. Guaranteed minimum withdrawal benefit ("GMWB") rider fees were $61 and $45 for the nine months ended September 30, 2018 and the Predecessor nine months ended September 30, 2017, respectively. This increase in fees is a result of growth in benefit base, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
FIA FAS 133 impact	64	91	(27)	(202)	142	(344)
Index credits, interest credited & bonuses	183	174	9	560	537	23
Annuity payments	37	37	—	113	112	1
Other policy benefits and reserve movements	66	18	48	48	32	16
Change in fair value of reserve liabilities held at fair value	(53)	—	(53)	(44)	—	(44)
Total benefits and other changes in policy reserves	$297	$320	$(23)	$475	$823	$(348)

•
FIA FAS 133 Impact - The FIA market value option liability decreased quarter over quarter and year over year, driven by the changes in the equity markets and risk free rates during the current quarter. The rise in risk free rates reduced the FAS 133 reserves by approximately $11 during the three months ended September 30, 2018 as compared to an increase of $12 for the corresponding period in 2017, with the remaining impacts from changes in the equity markets. The rise in risk free rates reduced the FAS 133 reserves by approximately $135 during the nine months ended September 30, 2018 as compared to $167 for the corresponding period in 2017, with the remaining impacts from changes in the equity markets. The change in equity market also impacts the market value of the derivative assets hedging our FIA policies. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

-67

•
The quarter over quarter and year over year increases in index credits, interest credited & bonuses were primarily due to higher index credits on FIA policies reflecting increased sales volume for FIA products.

•
The change in the fair value of reserve liabilities held at fair value represents FSRC's third-party business. The decrease for the three and nine months ended September 30, 2018 is primarily due to the recapture of two treaties effective July 1, 2018.

Acquisition and operating expenses, net of deferrals
Below is a summary of acquisition and operating expenses, net of deferrals for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
General expenses	$31	$30	$1	$103	$95	$8
Acquisition expenses	94	65	29	242	218	24
Deferred acquisition costs	(85)	(59)	(26)	(219)	(204)	(15)
Total acquisition and operating expenses, net of deferrals	$40	$36	$4	$126	$109	$17

•
The increase year over year reflects an increase in general expenses primarily related to planned employee headcount growth and higher professional fees related to post-merger year-end audit and project related costs. Gross acquisition expenses increased $24 quarter over quarter due to higher commissions.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Amortization	$30	$28	$2	$86	$144	$(58)
Interest	(7)	(15)	8	(18)	(44)	26
Unlocking	5	(27)	32	4	(30)	34
Total amortization of intangibles	$28	$(14)	$42	$72	$70	$2

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). The quarter over quarter and year over year increases in total net amortization were primarily due to higher actual gross profits ("AGPs") on the lines of business with VOBA. AGPs were driven primarily by lower change in reserves in the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

Other items affecting net income
Interest expense
The interest expense and amortization of debt issuance costs of the Company's debt for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Debt	$8	$5	$3	$21	$14	$7
Revolving credit facility	—	1	(1)	2	4	(2)
Gain on extinguishment of debt	—	—	—	(2)	—	(2)
Total interest expense	$8	$6	$2	$21	$18	$5

-68

•
On April 20, 2018, the Company completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025. The Company used the net proceeds of the offering (i) to repay $135 of borrowings under its revolving credit facility and related expenses and (ii) to redeem in full and satisfy and discharge all of the outstanding $300 aggregate principal amount of FGLH's outstanding 6.375% Senior Notes due 2021. The current period reflects the interest expense incurred on the 5.50% senior notes due 2025.

Income tax expense
Below is a summary of the major components included in Income tax expense for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Income before taxes	$71	$87	$(16)	$228	$170	$58

Income tax before valuation allowance	12	27	(15)	56	56	—
Change in valuation allowance	3	(1)	4	11	(1)	12
Income tax	$15	$26	$(11)	$67	$55	$12
Effective rate	21%	30%	(9)%	29%	32%	(3)%

•
Income tax expense for the three months ended September 30, 2018 was $15, inclusive of a valuation allowance expense of $3, compared to income tax expense of $26 for the Predecessor three months ended September 30, 2017, net of a valuation allowance release of $(1). The decrease in income tax expense of $11 quarter over quarter was primarily due to lower pre-tax income and the lower U.S. Federal statutory tax rate of 21% in 2018 compared with 35% in 2017, partially offset by the valuation allowance expense of $3 in the 2018 quarter.

•
Income tax expense for the nine months ended September 30, 2018 was $67, inclusive of a valuation allowance expense of $11, compared to income tax expense of $55 for the Predecessor nine months ended September 30, 2017, net of a valuation allowance release of $(1). The increase in income tax expense of $12 period over period was primarily due to an expense of $15 to establish an opening tax balance sheet as a result of the intended election by F&G Life Re to be treated as a US taxpayer, higher pre-tax earnings, and valuation allowance expense of $11, partially offset by the lower U.S. Federal statutory tax rate of 21% in 2018 compared with 35% in 2017.

AOI
The table below shows the adjustments made to reconcile net income to our AOI for the periods presented:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Increase/ (Decrease)	September 30, 2018	September 30, 2017	Increase/ (Decrease)
		Predecessor			Predecessor
Net income (loss)	$56	$61	$(5)	$161	$115	$46
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets (a)	38	(5)	43	114	14	100
Effect of changes in fair values of FIA related derivatives, net of hedging costs (a) (b)	(30)	3	(33)	(102)	(3)	(99)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets (a) (c)	—	5	(5)	—	21	(21)
Effects of integration, merger related & other non-operating items	4	2	2	15	9	6
Effects of extinguishment of debt	—	—	—	(2)	—	(2)
Tax effect of affiliated reinsurance embedded derivative	—	—	—	15	—	15
Net impact of Tax Cuts and Jobs Act	3	—	3	3	—	3
Tax impact of adjusting items	(2)	(1)	(1)	(2)	(11)	9
AOI	$69	$65	$4	$202	$145	$57
(a) Amounts are net of offsets related to value of business acquired ("VOBA"), deferred acquisition cost ("DAC"), deferred sale inducement ("DSI"), and unearned revenue ("UREV") amortization, as applicable.
(b) The updated definition of AOI removes the impact of fair value accounting on FIA products for periods after December 31, 2017.
(c) Adjustment is not applicable subsequent to the Business Combination as the reinsurance agreement and related activity are eliminated via consolidation for U.S. GAAP reporting.
(d) The Company recorded an immaterial out of period adjustment related to the December 1, 2017 fair value of the deferred income tax valuation allowance acquired from the Business Combination.  See "Note 2. Significant Accounting Policies and Practices" for additional information.

•
AOI increased $4 from $65 in the Predecessor three months ended September 30, 2017 to $69 for the three months ended September 30, 2018. The current quarter results included $5 net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") product line, and $5 favorable adjustments for lower amortization of DAC and VOBA from annual unlocking assumptions. Comparatively, the Predecessor three months ended September 30, 2017 AOI included approximately $21 of net favorable adjustments for lower DAC amortization from unlocking, annual assumption review and equity market fluctuations, $2 favorable adjustment due to a lower effective tax rate, offset by $2 unfavorable actual to expenses mortality within the SPIA product line.

•
AOI increased $57 from the Predecessor nine months ended September 30, 2017 to $202 in the nine months ended September 30, 2018. The current quarter results included $18 net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") product line and other annuity reserve movements, $4 favorable net investment income from bond prepayment income, and $5 favorable adjustments for lower amortization of DAC and VOBA from annual unlocking assumptions; offset by $3 higher project related expenses. Comparatively, the Predecessor nine months ended September 30, 2017 AOI included approximately $21 of net favorable adjustments for lower DAC amortization from unlocking, annual assumption review and equity market fluctuations, $2 favorable adjustment due to a lower effective tax rate, $3 of net favorable actual to expected mortality within the SPIA product line, offset by $2 of expenses related to the Company's legacy incentive compensation plan.

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
As of September 30, 2018 and December 31, 2017, the fair value of our investment portfolio was approximately $24 billion and $24 billion, respectively, and was divided among the following asset class and sectors:

	September 30, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$139	1%	$84	1%
United States Government sponsored entities	108	—%	122	1%
United States municipalities, states and territories	1,381	6%	1,747	7%
Foreign Governments	160	1%	197	1%
Corporate securities:
Finance, insurance and real estate	4,524	19%	5,500	23%
Manufacturing, construction and mining	616	3%	1,002	4%
Utilities, energy and related sectors	2,545	10%	2,281	10%
Wholesale/retail trade	1,503	6%	1,428	6%
Services, media and other	2,446	10%	2,359	10%
Hybrid securities	951	4%	1,067	4%
Non-agency residential mortgage-backed securities	1,572	6%	1,155	5%
Commercial mortgage-backed securities	1,794	7%	956	4%
Asset-backed securities	3,682	15%	3,065	13%
Total fixed maturity available for sale securities	21,421	88%	20,963	89%
Equity securities (a)	1,440	6%	1,388	6%
Commercial mortgage loans	488	2%	549	2%
Other (primarily derivatives, limited partnerships and FHLB common stock)	1,034	4%	678	3%
Short term investments	15	—%	25	—%
Total investments	$24,398	100%	$23,603	100%
(a) Includes investment grade non-redeemable preferred stocks ($1,273 and $1,194, respectively) and Federal Home Loan Bank of Atlanta common stock ( $42 December 31, 2017). Federal Home Loan Bank of Atlanta common stock was reclassed on January 1, 2018 from "Equity securities" to "Other invested assets".
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

As of September 30, 2018 and December 31, 2017, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $21 billion and $21 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	September 30, 2018		December 31, 2017
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$2,711	13%	$1,784	8%
AA	1,454	7%	2,036	10%
A	5,159	24%	5,834	28%
BBB	9,829	46%	9,256	44%
BB (a)	1,326	6%	975	5%
B and below (b)	942	4%	1,078	5%
Total	$21,421	100%	$20,963	100%
(a) Includes $52 and $47 at September 30, 2018 and December 31, 2017, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $749 and $853 at September 30, 2018 and December 31, 2017, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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

The tables below present our fixed maturity securities by NAIC designation as of September 30, 2018 and December 31, 2017:

	September 30, 2018
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,215	$10,915	51%
2	9,415	9,031	42%
3	1,306	1,270	6%
4	169	167	1%
5	33	33	—%
6	5	5	—%
Total	$22,143	$21,421	100%

	December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,046	$11,109	53%
2	8,563	8,619	41%
3	1,036	1,037	5%
4	136	136	1%
5	65	61	—%
6	1	1	—%
Total	$20,847	$20,963	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,642	12%
ABS collateralized loan obligation ("CLO")	2,259	10%
Whole loan collateralized mortgage obligation ("CMO")	1,989	9%
Life insurance	1,500	7%
Municipal	1,497	7%
ABS Other	1,417	6%
Electric	990	4%
Pipelines	951	4%
CMBS	946	4%
Technology	727	3%
Total	$14,918	65%

	December 31, 2017
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,851	13%
ABS CLO	2,078	9%
Municipal	1,977	9%
Life insurance	1,514	7%
Electric	1,097	5%
Property and casualty insurance	1,006	5%
ABS Other	980	4%
Whole loan CMO	834	4%
CMBS	791	3%
Other financial institutions	781	3%
Total	$13,909	62%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2018 and December 31, 2017, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$242	$241	$268	$268
Due after one year through five years	1,055	1,039	2,087	2,086
Due after five years through ten years	2,462	2,384	3,127	3,126
Due after ten years	11,195	10,601	10,069	10,185
Subtotal	$14,954	$14,265	$15,551	$15,665
Other securities which provide for periodic payments:
Asset-backed securities	$3,705	$3,682	$3,061	$3,065
Commercial-mortgage-backed securities	1,808	1,794	956	956
Residential mortgage-backed securities	1,676	1,680	1,279	1,277
Subtotal	$7,189	$7,156	$5,296	$5,298
Total fixed maturity available-for-sale securities	$22,143	$21,421	$20,847	$20,963
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $228 and $622 as of September 30, 2018, respectively, and $267 and $689 as of December 31, 2017, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$827	98%	$929	96%
2	19	2%	17	2%
3	3	—%	5	1%
4	—	—%	—	—%
5	1	—%	5	1%
6	—	—%	—	—%
Total	$850	100%	$956	100%

NRSRO:
AAA	$27	3%	$43	4%
AA	16	2%	11	1%
A	50	6%	36	4%
BBB	38	4%	67	7%
BB and below	719	85%	799	84%
Total	$850	100%	$956	100%

Vintage:
2017	$12	1%	$12	1%
2016	15	2%	15	2%
2007	178	21%	199	21%
2006	312	37%	346	36%
2005 and prior	333	39%	384	40%
Total	$850	100%	$956	100%
ABS Exposure
As of September 30, 2018 and December 31, 2017, our ABS exposure was largely composed of CLOs, which comprised 61% and 68%, respectively, of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
As of September 30, 2018, the non-CLO exposure represents 39% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized loss position of $13 and $10, respectively. As of December 31, 2017, the non-CLO exposure represented 32% of total ABS assets, or 4% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain position of $4 and $0, respectively.
The following tables summarize our ABS exposure.

	September 30, 2018		December 31, 2017
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$2,259	61%	$2,078	68%
ABS auto	3	—%	4	—%
ABS credit card	3	—%	3	—%
ABS other	1,417	39%	980	32%
Total ABS	$3,682	100%	$3,065	100%

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
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are utilized as part of the review process described above. See "Note 4. Investments" to our unaudited condensed consolidated financial statements for additional information regarding our LTV and DSC ratios.
As of September 30, 2018, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 49%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	15	$141	$(2)	$139
United States Government sponsored agencies	75	93	(2)	91
United States municipalities, states and territories	143	1,408	(52)	1,356
Foreign Governments	16	149	(6)	143
Corporate securities:
Finance, insurance and real estate	330	4,402	(216)	4,186
Manufacturing, construction and mining	93	655	(39)	616
Utilities, energy and related sectors	233	2,490	(130)	2,360
Wholesale/retail trade	207	1,589	(104)	1,485
Services, media and other	269	2,428	(119)	2,309
Hybrid securities	54	832	(36)	796
Non-agency residential mortgage backed securities	133	815	(8)	807
Commercial mortgage backed securities	145	1,233	(25)	1,208
Asset backed securities	336	2,891	(28)	2,863
Total fixed maturity available for sale securities	2,049	19,126	(767)	18,359
Equity securities	87	1,352	(52)	1,300
Total	2,136	$20,478	$(819)	$19,659

	December 31, 2017
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$74	$—	$74
United States Government sponsored agencies	54	58	(1)	57
United States municipalities, states and territories	46	286	(1)	285
Foreign Governments	9	141	(1)	140
Corporate securities:
Finance, insurance and real estate	183	1,914	(5)	1,909
Manufacturing, construction and mining	50	290	(2)	288
Utilities, energy and related sectors	70	506	(6)	500
Wholesale/retail trade	115	610	(2)	608
Services, media and other	98	513	(4)	509
Hybrid securities	27	269	(3)	266
Non-agency residential mortgage backed securities	205	884	(2)	882
Commercial mortgage backed securities	64	479	(1)	478
Asset backed securities	236	1,947	(3)	1,944
Total fixed maturity available for sale securities	1,166	7,971	(31)	7,940
Equity securities	58	805	(7)	798
Total	$1,224	$8,776	$(38)	$8,738

The gross unrealized loss position on the available-for-sale fixed and equity portfolio increased $781 from December 31, 2017 to September 30, 2018. Most components of the portfolio exhibited price declines as interest rates rose and credit spreads widened during the period. The total book value of all securities in an unrealized loss position was $20,478 and $8,776 as of September 30, 2018 and December 31, 2017, respectively. The total book value of all securities in an unrealized loss position increased 133% from December 31, 2017 to September 30,

2018. The average market value/book value of corporate bonds in an unrealized loss position was 95% and 100% as of September 30, 2018 and December 31, 2017, respectively. In aggregate, corporate bonds represented 74% and 50% of the total unrealized loss position of the fixed and equity securities as of September 30, 2018 and December 31, 2017, respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $259 and an amortized cost of $270 as of September 30, 2018) and special revenue bonds (fair value of $1,122 and amortized cost of $1,164 as of September 30, 2018).
Across all municipal bonds, the largest issuer represented 8% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 91% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—

Below investment grade:
Less than six months	2	—	—	—
Six months or more and less than twelve months	2	7	5	(2)
Twelve months or greater	—	—	—	—
Total below investment grade	4	7	5	(2)
Total	4	$7	$5	$(2)

December 31, 2017
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—

Below investment grade:
Less than six months	1	13	10	(3)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	1	13	10	(3)
Total	1	$13	$10	$(3)

OTTI and Watch List
At September 30, 2018 and December 31, 2017, our watch list included 5 and 1 securities, respectively, in an unrealized loss position with an amortized cost of $7 and $13, unrealized losses of $2 and $3, and a fair value of $5 and $10, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations
•its ability to continue to meet these obligations
•its existing cash available
•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the September 30, 2018 and December 31, 2017 carrying values were fully recoverable.
There were 3 and 0 structured securities with a fair value of $0 and $0 on the watch list to which we had potential credit exposure as of September 30, 2018 and December 31, 2017, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the September 30, 2018 and December 31, 2017 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of September 30, 2018 and December 31, 2017.
As of September 30, 2018 and December 31, 2017 the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2018, refer to "Note 4. Investments", to our unaudited condensed consolidated financial statements.
Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to "Note 3. Significant Risks and Uncertainties" to our unaudited condensed consolidated financial statements.
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

Liquidity and Capital Resources
Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided (used) cash of $264 in the nine months ended September 30, 2018 and $165 in the Predecessor nine months ended September 30, 2017, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL Holdings. As a holding company with no operations of its own, FGL Holdings derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Limited, a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company ("CF Bermuda"), a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through CF Bermuda to FGL Holdings.

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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities for the nine months ended September 30, 2018, the Predecessor nine months ended September 30, 2017:

(dollars in millions)	Nine months ended
	September 30, 2018	September 30, 2017
Cash provided by (used in):		Predecessor
Operating activities	$264	$165
Investing activities	(1,696)	(623)
Financing activities	1,161	711
Net increase (decrease) in cash and cash equivalents	$(271)	$253
Operating Activities
Cash provided by operating activities totaled $264 and $165 for the nine months ended September 30, 2018 and the Predecessor nine months ended September 30, 2017, respectively, which were principally due to a $129 increase of investment income receipts period over period, partially offset by a $53 increase in deferred acquisition costs period over period.
Investing Activities
Cash used in investing activities was $1,696 and $623 for the nine months ended September 30, 2018 and the Predecessor nine months ended September 30, 2017, respectively, which were principally due to the purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.

Financing Activities
Cash provided by financing activities was $1,161 and $711 for the Company in the nine months ended September 30, 2018 and the Predecessor nine months ended September 30, 2017, respectively, which were primarily related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments.
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
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. The Credit Agreement provides a letter of credit sub-facility in a maximum amount of $20. The borrowers are permitted to use the proceeds of the loans under the Credit Agreement for working capital, growth initiatives and general corporate purposes, as well as to pay fees, commissions and expenses incurred in connection with the Credit Agreement and the transactions contemplated thereby. Amounts borrowed under the Credit Agreement may be reborrowed until the maturity date or termination of commitments under the Credit Agreement. The borrowers may increase the maximum amount of availability under the Credit Agreement from time to time by up to an aggregate amount not to exceed $50, subject to certain conditions, including the consent of the lenders participating in each such increase. As of September 30, 2018, the total drawn on the revolver was $0.

The Company has unfunded investment commitments as of September 30, 2018 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

September 30, 2018
Asset Type
Other invested assets	$859
Equity securities	31
Fixed maturity securities, available-for-sale	43
Other assets	9
Total	$942

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of September 30, 2018, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$8,358	34%
5-9	7,146	29%
10-14	7,399	30%
15-19	1,813	7%
20-25	7	—%
Total	$24,723	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities and FSRC’s funds withheld receivables portfolio that consists primarily of debt and equity securities. The fair value of our fixed maturity portfolio totaled $21 billion and $21 billion at September 30, 2018 and December 31, 2017, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		September 30, 2018				December 31, 2017
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$3,515	$129	$89	$40	$2,780	$150	$118	$32
Deutsche Bank	A-/A3/BBB+	1,286	46	47	(1)	1,345	51	55	(4)
Morgan Stanley	*/A1/A+	1,969	66	72	(6)	1,555	92	101	(9)
Barclay's Bank	A/Baa3/BBB	1,387	65	42	23	2,090	103	95	8
Canadian Imperial Bank of Commerce	*/Aa2/A+	2,376	81	82	(1)	2,807	96	98	(2)
Wells Fargo	A+/A2/A-	1,063	37	37	—	—	—	—	—
Goldman Sachs	A/A3/BBB+	309	7	8	(1)	$—	$—	$—	$—
Total		$11,905	$431	$377	$54	$10,577	$492	$467	$25
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of September 30, 2018:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Re.	$1,546	A+	Not Rated	Not Rated
Security Life of Denver	164	A	A	A2
Hannover Re	125	A+	AA-	Not Rated
London Life	110	A+	Not Rated	Not Rated
Swiss Re Life and Health	103	A+	AA-	Aa3
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2018 that would require an allowance for uncollectible amounts.
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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the nine months ended September 30, 2018 and the Predecessor nine months ended September 30, 2017, the annual index credits to policyholders on their anniversaries were $328 and $232, respectively. Proceeds received at expiration on options related to such credits were $332 and $232, respectively.
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
If interest rates were to increase 100 basis points from levels at September 30, 2018, the estimated fair value of our fixed maturity securities would decrease by approximately $1,614. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 21% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $1,272 in AOCI and a decrease of $1,231 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at September 30, 2018, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $234.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $144, our call option investments to decrease by approximately $18 based on equity positions and our FIA embedded derivative liability to decrease by approximately $35 as of September 30, 2018. Due to the adoption of ASU 2016-01, the 10% decline in market value of our equity securities would affect current earnings. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Control Over Financial Reporting
The design and implementation of internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. During the quarter ended September 30, 2018, we continue to engage in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale and complexity of our operations post-Business Combination.

In preparation for the quarter ended September 30, 2018, and in conjunction with the Company’s post-Business Combination internal control implementation activities, management identified a deficiency in the design of an internal control to validate the accuracy of actuarial model methodology changes. Specifically, the design of our internal control relating to the review of the actuarial model methodology changes required to measure the Company’s FIA contract reserve liabilities as part of the accounting for the Business Combination was not modified to address the increased risk associated with the complexity and volume of such changes.

As disclosed in Note 2 to the interim financial statements, this control deficiency did not result in a material misstatement of our previously issued financial statements; however, immaterial corrections were made to the Condensed Consolidated Balance Sheet as of December 31, 2017 and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and June 30, 2018 and the one month ended December 31, 2017. While not required to include management’s report on internal controls over financial reporting in the 2017 annual report on Form 10-K pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations, management has concluded the deficiency represented a material weakness in internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework) as of December 31, 2017 and during the quarters ended March 31, 2018 and June 30, 2018.

We evaluated the controls associated with actuarial model methodology changes and designed a remediation plan to strengthen the control associated with the review of such changes. During the quarter ended September 30, 2018, management implemented the remediation plan and executed those procedures necessary to remediate the deficiency, which included review of the changes to the valuation model code resulting from the errors identified. Management tested the enhanced control associated with the review of actuarial model methodology changes and concluded the deficiency has been remediated as of September 30, 2018.

Management continues to execute the previously disclosed remediation plan relative to the material weakness identified during the quarter ended June 30, 2018. As of September 30, 2018 management has implemented a redesigned control associated with the identification of securities requiring analysis as to debt and equity classification under ASC 320, including validation of data, assumptions and other inputs to ensure a complete analysis has been performed. Management believes the remediation steps will strengthen the Company’s internal control over financial reporting. Management will test the ongoing operating effectiveness of the new controls subsequent to implementation and anticipate this material weakness will be remediated as of December 31, 2018 (i.e., after the applicable controls operate effectively for a sufficient period of time).
Except with respect to the activities described above, the Company’s management, including the CEO and CFO, concluded that no changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

FGL HOLDINGS (Registrant)

Date:	November 7, 2018	By:	/s/ Dennis R. Vigneau
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

