Form 10-K
period 2018-12-31
FGL Holdings
filed 2019-03-01
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐       No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒        No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter, computer by reference to the closing price reported on the New York Stock Exchange as of June 29, 2018 was approximately $1,178 million.
As of February 25, 2019, there were 221,954,222 ordinary shares, $.0001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2019 Annual Meeting of Shareholders.

FGL HOLDINGS
ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise indicates or requires, the terms “we”, “our”, “us”, and the “Company”, as used in this Form 10-K filing, refer for periods prior to the completion of the Business Combination to Fidelity & Guaranty Life ("FGL") and its subsidiaries and, for periods upon or after completion of the Business Combination, to FGL Holdings and its subsidiaries, including FGL and its subsidiaries. The term “FGLH” refers to FGL’s direct subsidiary Fidelity & Guaranty Life Holdings, Inc. FGL Holdings primarily operates through FGL and FGLH’s subsidiary, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), which is domiciled in Iowa.

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

•
regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) underwriting and pricing of insurance products and regulation of the sale, and minimum capitalization and statutory reserve requirements for insurance companies, or the ability of our insurance subsidiaries to make cash distributions to us (including dividends or payments on surplus notes those subsidiaries issue to us);

•	the ability to maintain or obtain approval of Iowa Insurance Division ("IID") and other regulatory authorities as required for our operations and those of our insurance subsidiaries

•	the impact of "fiduciary" rule proposals on the Company, its products, distribution and business model;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products;

•	changes in tax laws which affect us and/or our shareholders;

•	potential adverse tax consequences if we are treated as a passive foreign investment company;

•	the impact on our business of new accounting rules or changes to existing accounting rules;

•	our potential need and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;

•	the impact of potential litigation, including class action litigation;

•	our ability to protect our intellectual property;

•	our ability to maintain effective internal controls over financial reporting;

•	the impact of restrictions in the Company's debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	our ability and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;

•	the continued availability of capital required for our insurance subsidiaries to grow;

•	the performance of third parties including third party administrators, independent distributors, underwriters, actuarial consultants and other outsourcing relationships;

•	the loss of key personnel;

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

Item 1. Business
Overview
FGL Holdings
FGL Holdings (the “Company” or “F&G”, formerly known as CF Corporation (NASDAQ: CFCO) (“CF Corp”) and its related entities (“CF Entities”)), a Cayman Islands exempted company, was originally incorporated in the Cayman Islands on February 26, 2016 as a Special Purpose Acquisition Company (“SPAC”). CF Corp formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. Prior to November 30, 2017, CF Corp. was a shell company with no operations. On November 30, 2017, CF Corp consummated the acquisition of Fidelity & Guaranty Life ("FGL"), a Delaware corporation, and its subsidiaries, pursuant to the Agreement and Plan of Merger, dated as of May 24, 2017 (the “FGL Merger Agreement”). The transactions contemplated by the FGL Merger Agreement are referred to herein as the “Business Combination.” Prior to the Business Combination, approximately 80% of the outstanding shares of FGL’s common stock were owned indirectly by HRG Group, Inc.
In connection with the closing of the Business Combination, CF Corp. changed its name to “FGL Holdings”. Its trading symbols were historically quoted on the Nasdaq Capital Market (“Nasdaq”) under the symbols “CFCOU,” “CFCO” and “CFCOW,” respectively. On December 1, 2017, the Company’s ordinary shares and warrants began trading on the NYSE under the symbols “FG” and “FG WS,” respectively.
F&G Reinsurance Ltd (“F&G Re”), an exempted company incorporated in Bermuda with limited liability (formerly known as Front Street Re Ltd), was repurposed to provide a platform for non-affiliated international business. Front Street Re Cayman Ltd, an exempted company incorporated in the Cayman Islands with limited liability (“FSRC”) has a license to carry on business as an Unrestricted Class “B” Insurer that permits FSRC to conduct offshore direct and reinsurance business. F&G Re and FSRC (together herein referred to as the “F&G Reinsurance Companies”), are indirect wholly owned subsidiaries of FGL Holdings and parties to reinsurance transactions.
Our Company
For more than 50 years, our Company has helped middle-income Americans prepare for retirement and for their loved ones' financial security. We partner with leading independent marketing organizations ("IMO") and their agents to serve the needs of the middle-income market and develop competitive products to align with their evolving needs. As of December 31, 2018, we have approximately 650,000 policyholders who count on the safety and protection features our fixed annuity and life insurance products provide.
Through the efforts of our 309 employees, most of whom are located in Des Moines, IA and Baltimore, MD, and through a network of approximately 200 independent IMOs that represent approximately 32,000 independent agents, we offer various types of fixed annuities and life insurance products. Our fixed annuities serve as a retirement and savings tool for which our customers rely on principal protection and predictable income streams. In addition, our indexed universal life ("IUL") insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are fixed indexed annuities (“FIAs”) that tie contractual returns to specific market indices, such as the Standard & Poor's Ratings Services ("S&P") 500 Index. Our customers value our FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings.
For the year ended December 31, 2018 FIAs generated approximately 64% of our total sales. The remaining 36% of sales were primarily generated from fixed rate annuity sales during the year. We invest the annuity premiums primarily in fixed income securities, options and futures that hedge our risk and replicate the market index returns to our policyholders. We invest predominantly in call options on the S&P 500 Index. The majority of our products contain provisions that permit us to adjust annually the formula by which we provide index credits in response to changing market conditions. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
Our Strategy
At F&G we seek to deliver profitable growth for our shareholders through a number of strategic pillars.

•
Serve the growing retirement market needs by collaborating with our existing and new distribution partners to deliver peace of mind solutions. We believe the demand for retirement and principal protection products will continue to grow. As both a direct writer and a reinsurer, we offer valuable products and capabilities tailored to serve this growing demographic need.

•
Strengthen our foundation. With our process rigor, we pay close attention to market and profitability trends and fine-tune our actions throughout the year. By partnering with Blackstone Insurance Solutions, we are able to source the breadth and volume of assets that enable us to offer competitive products while we optimize our risk-adjusted returns.

•
Enhance the F&G experience. With products that provide downside protection coupled with opportunity for market upside, we are focused on giving our policyholders peace of mind. We partner with agents who help their clients select the best products for their individual needs. Our customer care professionals provide personalized support, and we offer self-serve options through our digital platforms.

•
Focus on bottom-line, profit-oriented objectives. In both our organic and inorganic growth plans as a writer and as a reinsurer, we focus on markets and products where we can achieve targeted profit margins.

The F&G Reinsurance Companies were formed with the intention of building a flexible and diversified portfolio of life and annuity reinsurance treaties. F&G Re has entered into one reinsurance agreement as of December 31, 2018 and is actively evaluating additional opportunities.
Competition
Our ability to compete is dependent upon many factors which include, among other things, our ability to develop competitive and profitable products, our ability to maintain stable relationships with our contracted IMOs, our ability to maintain low unit costs, our ability to source and secure investments with attractive returns and risk profiles and our ability to maintain adequate financial strength ratings from rating agencies. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. Principal competitive factors for IULs are based on service and distribution channel relationships, price, brand recognition, financial strength ratings of our insurance subsidiaries and financial stability.
The reinsurance industry is highly competitive. The F&G Reinsurance Companies compete with major reinsurers, most of which are well established and have significant operating histories, strong financial strength ratings and long-standing client relationships. The F&G Reinsurance Companies’ competitors include Athene Life Re Ltd, Global Atlantic Financial Group Limited, Guggenheim Life and Annuity Company, Reinsurance Group of America, Incorporated, Legal & General Reinsurance Company Ltd, and Resolution Life Holdings, Inc., as well as smaller companies and other niche reinsurers.

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

Deferred Annuities
FIAs. Our FIAs allow contract owners the possibility of earning returns linked to the performance of a specified market index, predominantly the S&P 500 Index, while providing principal protection. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy. High surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase. For the year ended December 31, 2018, we sold $2,283 of FIAs.
The contractholder account value of a FIA contract is equal to the sum of deposits paid, premium bonuses, if any, (described below), and index credits based on the change in the relevant market index (subject to a cap, spread and/or a participation rate) less any fees for riders and any withdrawals taken to-date. Caps (a maximum rate that may be credited) generally range from 2% to 6% when measured annually and 1% to 3% when measured monthly, spreads (a credited rate determined by deducting a specific rate from the index return), generally range from 1% to 6% when measured annually, and participation rates (a credited rate equal to a percentage of index return) generally range from 30% to 150% of the performance of the applicable market index. The cap, spread and participation rate can typically be reset annually and in some instances every two to five years. Certain riders provide a variety of benefits, such as the ability to increase their cap, lifetime income or additional liquidity for a set fee. As this fee is fixed, the contractholder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 87% of the FIA sales for the year ended December 31, 2018 involved “premium bonuses” or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2% to 5%. The vesting bonuses, which range from 1% to 9%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 82% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider for the year ended December 31, 2018. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years based on a guaranteed rate of 3% to 8%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%.
As of December 31, 2018, the distribution of the FIA account values by cap rate and by strategy was as follows:

	Cap rate
Strategy	0% to 3%	3% to 5%	> 5%	Total
1 year gain trigger	$532	$149	$31	$712
1-2 year monthly average	799	656	140	1,595
1-3 year monthly point-to-point	5,437	43	1	5,481
1-3 year annual point-to-point	1,925	1,453	540	3,918
3 year step forward	—	27	119	146
Total	$8,693	$2,328	$831	$11,852
As of December 31, 2018, the distribution of the FIA account values by cap rate and by index was as follows:

	Cap rate
Index	0% to 3%	3% to 5%	> 5%	Total
S&P 500	$8,677	$2,081	$816	$11,574
Dow Jones	—	134	—	134
Nasdaq	16	113	15	144
Total	$8,693	$2,328	$831	$11,852

Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Multi-year guaranteed annuities ("MYGA") are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. For the year ended December 31, 2018 we sold $758 of fixed rate MYGA. As of December 31, 2018, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) MYGA ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2018 was 3%.
As of December 31, 2018, the distribution of the fixed rate annuity account values by crediting rate was as follows:

Crediting rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%	Total
Account value	$26	$115	$3,172	$269	$4	$3,586
As of December 31, 2018, the MYGA expiring guaranty account values, net of reinsurance, by year were as follows:

Year of expiry:	Account Value
2019	337
2020	278
2021	583
2022	823
2023	757
Thereafter	497
Total	$3,275
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 0% to 15% of the contract value for FIAs and 0% to 12% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 8% for our FIAs and 7% for our fixed rate annuities as of December 31, 2018.
The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2018:

	Fixed and Fixed Index Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
SURRENDER CHARGE EXPIRATION BY YEAR
Out of surrender charge	$2,659	14%	—%
2019	1,037	5%	5%
2020 - 2022	3,459	18%	7%
2023 - 2024	2,526	13%	8%
2025 - 2026	3,487	19%	9%
Thereafter	5,758	31%	12%
Total	$18,926	100%	8%
Subsequent to the penalty period, the policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal benefits by purchasing a GMWB.

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
The following table presents the deposits (also known as “sales”) on annuity policies issued by us for the periods as well as reserves required by U.S. generally accepted accounting principles (“U.S. GAAP Reserves”) as of the periods presented:

	December 31, 2018		Period from December 1 to December 31, 2017		Period from October 1 to November 30, 2017		Period from October 1 to December 31, 2016 (Unaudited)
					Predecessor		Predecessor
	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products
Fixed indexed annuities	$2,253	$16,076	$178	$15,178	$288	$14,464	$556	$13,317
Fixed rate annuities	61	4,462	45	4,022	116	3,993	99	3,627
Single premium immediate annuities	24	3,217	—	3,144	1	2,809	2	2,866
Total	$2,338	$23,755	$223	$22,344	$405	$21,266	$657	$19,810

	Year ended
	September 30, 2017		September 30, 2016
	Predecessor		Predecessor
	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products
Fixed indexed annuities	$1,892	$14,237	$1,861	$13,148
Fixed rate annuities	556	3,910	539	3,566
Single premium immediate annuities	15	2,845	28	2,917
Total	$2,463	$20,992	$2,428	$19,631
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
Almost all of the life insurance policies in force, except for the return of premium benefits on term life insurance products, are subject to an arrangement with Wilton Reassurance Company (“Wilton Re”). See section titled “Reinsurance-Wilton Re Transaction” in Item 1. Business.
As of December 31, 2018, the distribution of the retained IUL account values by cap rate and by strategy was as follows:

	Cap rate
Strategy	2.5%-5.0%	5.0-7.5%	7.5%-10.0%	10.0-12.5%	12.5+	Total
1 year annual point-to-point, Gold Index	$—	$—	$—	$—	$38	$38
1 year monthly point-to-point, S&P Index	32	—	—	—	—	32
1 year annual point-to-point with 100% par rate, S&P Index	11	5	48	126	125	315
1 year annual point-to-point with 140% par rate, S&P Index	2	4	20	—	—	26
Total	$45	$9	$68	$126	$163	$411

Distribution
The sale of our products typically occurs as part of a four-party, three stage sales process between Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), an IMO, the agent and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMOs will typically sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO provides training and discusses product options with agents in preparation for meetings with clients. The IMO staff also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent conducts a fact find and present suitable product choices to the customers. We monitor the business issued by each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
We offer our products through a network of approximately 200 IMOs, representing approximately 32,000 agents. We identify "Power Partners" as those we believe have the ability to generate significant production for the Company. We currently have 32 Power Partners, comprised of 21 annuity IMOs and 11 life insurance IMOs. During the year ended December 31, 2018 these Power Partners accounted for approximately 98% of our annual sales volume. We believe that our relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 18 years.
Our Power Partners play an important role in the development of our products by providing feedback integral to the development process and by securing “shelf space” for new products. Over the last ten years, the majority of our best-selling products have been developed with our Power Partners. We intend to continue to involve Power Partners in the development of our products in the future.
The top five states for the distribution of FGL Insurance’s products in the year ended December 31, 2018 were California, Florida, Texas, Michigan and New Jersey, which together accounted for 42% of FGL Insurance’s premiums.
F&G Re provides a platform for international non-affiliate business. The company’s main product is reinsuring annuity blocks of business. As of December 31, 2018 it had entered into one reinsurance treaty and is actively evaluating additional opportunities.
Investments
We embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of fixed income interest-bearing securities.
Upon the closing of the Business Combination, FGL Insurance entered into an investment management agreement (the “FGL Insurance Investment Management Agreement”) with Blackstone ISG-I Advisors L.L.C., a Delaware limited liability company (“BISGA”), and an indirect, wholly-owned subsidiary of The Blackstone Group L.P. (“Blackstone”). FGL Insurance appointed BISGA as investment manager ("Investment Manager") of FGL Insurance’s general account (the "FGL Account"). BISGA has discretionary authority to manage the investment and reinvestment of the funds and assets of the FGL Account in accordance with the investment guidelines specified in the FGL Insurance Investment Management Agreement ("IMA"). Under the FGL Insurance IMA, FGL Insurance will pay BISGA or its designee, from the assets of the FGL Account, the Management Fee which equals 0.30% per annum. See "Note 14. Related Party Transactions" to our audited consolidated financial statements for further details. Additionally, three subsidiaries of the Company in addition to FGL Insurance entered into Investment Management Agreements with BISGA on substantially the same terms as the FGL Insurance IMA (the “Additional Investment Management Agreements” and collectively with the FGL Insurance IMA, the “Investment Management Agreements”).
BISGA manages the bulk of the investment portfolio. For certain asset classes, we utilize experienced third party companies. As of December 31, 2018, 2% of our $25 billion investment portfolio was managed by FGL Holdings and 88% was managed by Blackstone, with the remaining 10% balance managed by other third parties. Our investment strategy is designed to (i) achieve strong absolute returns, (ii) provide consistent yield and investment income, and (iii) preserve capital. We base all of our decisions on fundamental, bottom-up research, coupled with a top-down view that respects the cyclicality of certain asset classes.
BISGA appointed MVB Management, an entity owned by affiliates of the Company’s Co-Executive Chairmen, as Sub-Adviser of the FGL Account pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”). Under the Sub-Advisory Agreement, the Sub-Adviser will provide investment advisory services, portfolio review, and consultation with regard to the FGL Account (and the accounts of the other Company subsidiaries party to investment management agreements) and the asset classes and markets contemplated by the investment guidelines specified in the agreement, including such recommendations as the Investment Manager shall reasonably request. Payment or reimbursement of the subadvisory fee to the Sub-Adviser is solely the obligation of BISGA and is not an obligation of FGL Insurance or the Company. Subject to certain conditions, the Sub-Advisory Agreement cannot be terminated by BISGA unless FGL Insurance terminates the FGL Insurance IMA.

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
Our investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), commercial mortgage loans ("CMLs"), residential mortgage loans, limited partnership investments, and fund investments. We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is our expectation that our investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. We also have a small amount of equity holdings through our funding arrangement with the Federal Home Loan Bank of Atlanta.
Portfolio Activity
Over the last year, we continued to work with BISGA and the other third party asset managers to broaden the portfolio’s exposure to include United States dollar ("USD") denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS.
As a result of these portfolio repositionings, we currently maintain:

•	a well matched asset/liability profile (asset duration, including cash and cash equivalents, of 6.57 years vs. liability duration of 6.19 years); and

•	a large exposure to less rate-sensitive assets (18% of invested assets).
For further discussion of portfolio activity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio”.
Derivatives
Our FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically the S&P 500 Index. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts based upon policyholders' contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the anniversary dates of the FIA contracts, the market index used to compute the annual index credit under the FIA contract is reset. At such time, we purchase new one-, two-, three-, or five-year call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s related reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of "Net investment gains (losses)". The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Outsourcing
We outsource the following functions to third-party service providers:

•	new business administration (date entry and policy issue only);

•	service of existing policies;

•	underwriting administration of life insurance applications;

•	call centers;

•	information technology development and maintenance;

•	investment accounting and custody; and

•	co-located data centers and hosting of financial systems.
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
We outsource our existing policy administration for annuity and life products to Transaction Applications Group, Inc and Concentrix Insurance Services. Under this arrangement, Transaction Applications Group, Inc. administers most of our new business processing and manages most of our call center and processing requirements. Our current agreement expires on December 31, 2021. Additionally, in August 2017, we partnered with Concentrix Insurance Services to administer a portion of our annuity new business processing and the servicing (administration and call center activities) of these issued annuity contracts.
We have partnered with CRL-Plus (“CRL-Plus”) to implement our life insurance underwriting policies. Under the terms of the arrangement, CRL-Plus has assigned the Company a dedicated team of underwriters with appropriate professional designations and experience. Underwriting guidelines for each product are established by our Chief Underwriter in collaboration with our actuarial department. Our Chief Underwriter and actuarial department work closely with our reinsurance counterparties to establish or change guidelines. Adherence to underwriting guidelines is managed at a case level through monthly underwriting audits conducted by our Chief Underwriter as well as the CRL-Plus lead underwriter. Periodically, underwriting audits are conducted by our reinsurers and an independent third party underwriting firm. Our current agreement with CRL-Plus is reviewed annually.
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
As of the date of this filing, A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch"), Moody’s Investors Service ("Moody's") and S&P Global Ratings ("S&P") had issued credit ratings, financial strength ratings and/or outlook statements regarding us, as listed below. In 2018, F&G Re received an initial A.M. Best rating of A-. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
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

	A.M. Best	Fitch	Moody's	S&P
Holding Company Ratings
FGL Holdings
Issuer Credit / Default Rating	Not Rated	BB+	Ba3	BB+
Outlook		Positive	Stable	Positive
CF Bermuda Holdings Limited
Issuer Credit / Default Rating	Not Rated	BB+	Ba2	BB+
Outlook		Positive	Stable	Positive
Fidelity & Guaranty Life Holdings, Inc.
Issuer Credit / Default Rating	bbb-	BB+	Not Rated	BB+
Outlook	Stable	Positive	Not Rated	Positive
Senior Unsecured Notes	bbb-	BB	Ba2	BB+
Outlook	Stable	Positive	Stable
Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A-	BBB	Baa2	BBB+
Outlook	Stable	Positive	Stable	Stable
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A-	BBB	Not Rated	BBB+
Outlook	Stable	Positive	Not Rated	Stable
F&G Reinsurance Ltd
Financial Strength Rating	A-	BBB-	Not Rated	Not Rated
Outlook	Stable	Stable	Not Rated	Not Rated
F&G Life Re Ltd
Financial Strength Rating	Not Rated	BBB	Baa2	BBB+
Outlook		Positive	Stable	Stable
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
Potential Impact of a Ratings Downgrade
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties except one, the threshold is set to zero. As of December 31, 2018 and December 31, 2017, counterparties posted $59 and $467 of collateral, respectively, of which $59 and $349 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Consolidated Balance Sheets. The remaining $0 and $118 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, respectively. This collateral generally consists of U.S. treasury bonds and agency mortgage-backed securities ("Agency MBS"). Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $38 and $25 at December 31, 2018 and December 31, 2017, respectively.

If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of December 31, 2018 and December 31, 2017, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
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
In compliance with the Risk Management and Own Risk and Solvency Assessment Model Act (ORSA), FGL Insurance submitted an ORSA report to the state regulators in November 2018 to provide risk management transparency and insight in the financial strength and long-term sustainability of the Companies.
 Reinsurance
We both cede reinsurance and assume reinsurance from other insurance companies. We use reinsurance to diversify risks and earnings, to manage loss exposures, to enhance our capital position, and to manage new business volume. The effects of certain reinsurance agreements are not accounted for as reinsurance as they do not satisfy the risk transfer requirements for GAAP.
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
We monitor the credit risk related to the ability of our reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, we generally diversify our exposures among many reinsurers and limit the amount of exposure to each based on financial strength ratings, which are reviewed annually. We are able to further manage risk via funds withheld arrangements. The coinsurance agreement is on a funds withheld basis, meaning that funds are withheld by FGL Insurance from the coinsurance premium owed to FSRC as collateral for FSRC’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk and Counterparty Risk”.
See “Item 1A. Risk Factors” for further discussion of credit risk related to reinsurance agreements. A description of significant ceded reinsurance transactions appears below.

Wilton Re Transaction
Pursuant to FGL's agreement with Wilton Re U.S. Holdings, Inc. ("Wilton Re"), Wilton Re has reinsured a 100% quota share of certain of FGL Insurance’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as it satisfies the risk transfer requirements for GAAP.
Hannover Reinsurance Transaction
Effective January 1, 2017, FGL Insurance entered into a reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. ("Hannover Re"), a third party reinsurer,  to reinsure an inforce block of its FIA and fixed deferred annuity contracts with Guaranteed Minimum Withdraw Benefit (“GMWB”) and Guaranteed Minimum Death Benefit (“GMDB”) guarantees.  In accordance with the terms of this agreement, the Company cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. Effective July 1, 2017 and January 1, 2018, FGL Insurance extended this agreement to included new business issued during 2017 and 2018. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP.
Kubera Reinsurance Transaction
On December 28, 2018, FGL Insurance entered into a reinsurance agreement with Kubera Insurance (SAC) Ltd. acting in respect of Annuity Reinsurance Cell A1 ("Kubera"), an unaffiliated reinsurer, to cede certain MYGA and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a 40%, 45%, and 63% quota share percentage of these annuity plans for issue years 2013, 2001 through 2012, and 2000 and prior, respectively. The effects of this agreement are accounted for as reinsurance as it satisfies the risk transfer requirements for GAAP.
On December 28, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $4 billion of certain FIA statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes an 80% and 90% quota share percentage of these annuity plans for issue years 2013 through 2014 and 2007 and prior, respectively. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP.
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
On October 5, 2012, FGL Insurance entered into a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company ("Raven Re"), a wholly-owned subsidiary of FGL Insurance (the “Raven Reinsurance Agreement”), pursuant to which FGL Insurance ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295 letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGL Insurance takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re.
Effective April, 1 2017, FGL Insurance and Raven Re amended the reinsurance treaty and related trust and letter of credit agreements to extend the term of the letter of credit which would have matured on September 30, 2017. The amendments added additional in-force business to the reinsurance treaty (fixed indexed annuities without a GMWB rider and MYGA issued between January 1, 2011 and December 31, 2016). No assets were transferred to or from FGL Insurance or Raven Re in connection with the cession of additional in-force business. The amendments extended the letter of credit for an additional five year period and reduced the face amount of the letter of credit at October 1, 2017 to $110. The facility may terminate earlier in accordance with the Reimbursement Agreement.
Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and Fidelity & Guaranty Life Holdings, Inc. ("FGLH") is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2018, Raven Re’s statutory capital and surplus was $20 in excess of the minimum level required under the Reimbursement Agreement.
The Front Street Reinsurance Transactions
On December 31, 2012, following regulatory approval, FGL Insurance entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with FSRC, an indirect wholly-owned subsidiary of the Company. Pursuant to the Cayman Reinsurance Agreement, FSRC reinsured a 10% quota share percentage of certain FGL Insurance annuity liabilities of approximately $1 billion and the funds withheld assets are $1 billion. See “Note 13. Reinsurance” to our audited consolidated financial statements. As of December 31, 2018, ceded reserves are $922.
Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with FSRC whereby FGL Insurance ceded 30% of any new business of its MYGA block of business on a funds withheld basis. This treaty was subsequently terminated as to new business effective April 30, 2015, but will remain in effect for policies ceded to FSRC with an effective date between September 17, 2014 and April 30, 2015.
As of December 31, 2018, the reserves ceded as part of the reinsurance transactions are eliminated in the consolidated financial statements. See “Note 14. Related Party Transactions” to our audited consolidated financial statements.
F&G Life Re Transaction
F&G Life Re Ltd (“F&G Life Re”) is our licensed reinsurer registered in Bermuda and subject to the Bermuda Insurance Act and the rules and regulations promulgated thereunder. Effective December 1, 2017, F&G Life Re and FGL Insurance entered into a modified coinsurance treaty that effectively ceded 60% of FGL Insurance's inforce to F&G Life Re and provides the ability to cede new business to F&G Life Re. Effective October 1, 2018, FGL Insurance and F&G Life Re mutually agreed to terminate this reinsurance agreement. Upon termination of the reinsurance agreement, F&G Life Re made a $1,094 extraordinary dividend to its sole shareholder, CF Bermuda Holdings Limited (“CF Bermuda”) of which $830 was contributed to FGL Insurance to support the recapture of the insurance liabilities and to allow FGL Insurance to maintain appropriate solvency ratios.  The $1,094 extraordinary dividend included $750 return of capital which was approved by the Bermuda Monetary Authority (“BMA”).
Regulation
Overview
FGL Insurance, Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”) and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the CARVM Treaty. FGL Insurance’s principal insurance regulatory authority is the IID; however, state insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGL NY Insurance, which is domiciled and licensed in New York. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors and shareholders of those insurers. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by and rates used by FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGL Insurance’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGL Insurance and FGL NY Insurance earn investment income. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974 ("ERISA").
State insurance authorities have broad administrative powers over FGL Insurance and FGL NY Insurance with respect to all aspects of the insurance business including:

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
Financial Regulation
State insurance laws and regulations require FGL Insurance, FGL NY Insurance and Raven Re to file reports, including financial statements, with state insurance departments in each state in which they do business, and their operations and accounts are subject to examination by those departments at any time. FGL Insurance, FGL NY Insurance and Raven Re prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.
The National Association of Insurance Commissioners ("NAIC") has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s or FGL NY Insurance’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance and FGL NY Insurance to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s or FGL NY Insurance’s practices that may, in some cases, limit their ability to grow and improve profitability.
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
The IID is currently conducting a routine examination of FGL Insurance for the 5 year period ending 2017. The NYDFS completed a routine financial examination of FGL NY Insurance for the three-year period ended December 31, 2009, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS is in the process of completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2012. The Vermont Department of Financial Regulation has completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. It found no material deficiencies and proposed no adjustments to the financial statements as filed.
Dividend and Other Distribution Payment Limitations
The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Pursuant to an order issued by the Iowa Commissioner on November 28, 2017 in connection with the approval of the Merger Agreement, FGL Insurance shall not pay any dividend or other distribution to shareholders prior to November 28, 2021 without the prior approval of the Iowa Commissioner. Additionally, F&G Life Re will not, for a period of three (3) years from November 28, 2017, declare, set aside or distribute any dividends or distributions other than solely (a) dividends or distributions that would be permitted in accordance with Section 521A.5(3) of the Iowa Code if F&G Life Re were a life insurance company domesticated in Iowa, upon prior written notice to the Iowa Commissioner, but limited only to the amount necessary to service interest payments on outstanding indebtedness and other obligations of CF Bermuda and FGLH, and (b) dividends or distributions upon written notice to, and with the prior written approval of, the Iowa Commissioner.
Each year, FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of or the NYDFS, respectively. However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGL NY Insurance must provide advance written notice to the NYDFS, respectively.
Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year.
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required RBC ratio. Dividends may only be paid out of statutory earned surplus.
In recent calendar years, the Company's insurance subsidiaries have had the dividend capacity and paid dividends to us as set forth in this table:

	2018	2017	2016	2015	2014
FGL Insurance ordinary dividend capacity	$—	$132	$124	$121	$124
FGL Insurance ordinary dividends paid	—	25	—	—	—
F&G Life Re dividend capacity	1	201	—	—	—
F&G Re dividend capacity	10	—	—	—	—
FSRC dividend capacity	—	—	—	—	—
Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition and lead to a reduction in FGL Insurance’s financial strength rating. See section titled "Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make our products less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations” in Item 1A. Risk Factors.
FGL NY Insurance has historically not paid dividends.
See sections titled "Bermuda Regulatory Framework-Restrictions on Dividends and Distributions" and "Cayman Islands Regulation" in Item 1. Business for further discussion on Bermuda and Cayman Island, respectively, dividend limitations that impact F&G Re, F&G Life Re and FSRC.
 Surplus and Capital
FGL Insurance and FGL NY Insurance are subject to the supervision of the regulators in states where they are licensed to transact business. Regulators have discretionary authority in connection with the continuing licensing of these entities to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such entities have not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.
Risk-Based Capital
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. In general, RBC is calculated by applying factors to various asset, premium and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statements filed with insurance regulators, the RBC ratios for FGL Insurance and FGL NY Insurance each exceeded the minimum RBC requirements.
It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve our financial strength ratings. Our historical RBC ratios for FGL Insurance are presented in the table below. See section titled “Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations” in Item 1A. Risk Factors.

RBC Ratio
As of:
December 31, 2018	447%
December 31, 2017	499%
December 31, 2016	412%
December 31, 2015	401%
December 31, 2014	388%
December 31, 2013	423%
December 31, 2012	406%
See section titled "Bermuda Regulatory Framework-ECR and Bermuda Solvency Capital Requirements" in Item 1. Business for a discussion on Bermuda regulatory requirements that impact F&G Life Re.
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2018, FGL Insurance, FGL NY Insurance and Raven Re had three, one and two ratios outside the usual range, respectively.  The IRIS ratios for net change in capital and surplus, gross change in capital and surplus and change in premium for FGL Insurance were outside the usual range.  The IRIS ratio for net income to total income for both FGL NY Insurance and Raven Re was outside the usual range.  In addition, Raven Re’s IRIS ratio for adequacy of investment income also fell outside the usual range.
In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGL Insurance, FGL NY Insurance and Raven Re are not currently subject to regulatory restrictions based on these ratios.
Insurance Reserves
State insurance laws require insurers to analyze the adequacy of reserves. The respective appointed actuaries for FGL Insurance, FGL NY Insurance and Raven Re must each submit an opinion on an annual basis that their respective reserves, when considered in light of the respective assets FGL Insurance, FGL NY Insurance and Raven Re hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGL Insurance, FGL NY Insurance and Raven Re. FGL Insurance, FGL NY Insurance and Raven Re have filed all of the required opinions with the insurance departments in the states in which they do business.
Credit for Reinsurance Regulation
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer which is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract. Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the assets which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such assets. In addition, on January 1, 2014, the NAIC Model Credit for Reinsurance Act became effective in Iowa, which adds the concept of “certified reinsurer”, whereby a ceding insurer may take financial statement credit for reinsurance provided by an unaccredited and unlicensed reinsurer which has been certified by the Iowa Commissioner. The Iowa Commissioner certifies reinsurers based on several factors, including their financial strength ratings, and imposes collateral requirements based on such factors. FGL Insurance and FGL NY Insurance are subject to such credit for reinsurance rules in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers which are neither licensed nor accredited in Iowa and New York, respectively.
Insurance Holding Company Regulation
As the parent company of FGL Insurance and the indirect parent company of FGL NY Insurance, we and entities affiliated for purposes of insurance regulation are subject to the insurance holding company laws in Iowa and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between insurers and affiliates within the holding company system are subject to regulation and must be fair and reasonable, and may require prior notice and approval or non-disapproval by its domiciliary insurance regulator.
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of FGL Holdings, CF Bermuda, F&G Re, F&G Life Re, FGLH, FGL Insurance or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of our voting securities or that of FGL Holdings, CF Bermuda, F&G Re, F&G Life Re, FGLH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
Insurance Guaranty Association Assessments
Each state has insurance guaranty association laws under which insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. Although no prediction can be made as to the amount and timing of any future assessments under these laws, FGL Insurance and FGL NY Insurance have established reserves that they believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of four ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.

Regulation of Investments
FGL Insurance, FGL NY Insurance, and Raven Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, and Raven Re as of December 31, 2018 complied in all material respects with such regulations.
Bermuda Regulation
F&G Life Re and F&G Re are Bermuda exempted companies incorporated under the Companies Act 1981, as amended (the “Companies Act”) and registered as Class C insurers under the Insurance Act 1978, as amended, and its related regulations (the “Insurance Act”). Each of F&G Life Re and F&G Re are regulated by the BMA.
The Insurance Act provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose at any time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Bermuda has been awarded full equivalence for commercial insurers under Europe’s Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016
All insurers are required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer and all insurers, on an annual basis, are required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration under the Insurance Act.
All insurers are required to comply with the Bermuda Insurance Code of Conduct (the “Bermuda Insurance Code”), which is a codification of best practices for insurers provided by the BMA, and to submit annually to the BMA with its statutory financial return a declaration of compliance confirming it complies with the Bermuda Insurance Code of Conduct.
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
Restrictions on Dividends and Distributions. In addition to the requirements under the Companies Act (as discussed below), the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re and F&G Re without prior regulatory approval.

Each of F&G Life Re and F&G Re is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, or ECR, or if the declaration or payment of such dividend would cause such breach. If F&G Life Re or F&G Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, as Class C insurers, each of F&G Life Re and F&G Re must: (i) not make any payment from its long-term business fund for any purpose other than a purpose of the insurer’s long-term business, except in so far as such payment can be made out of any surplus certified by the insurer’s approved actuary to be available for distribution otherwise than to policyholders; and (ii) not declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund, as certified by the insurer’s approved actuary, exceeds the extent (as to certified) of the liabilities of the insurer’s long-term business. In the event a dividend complies with the above, each of F&G Life Re and F&G Re must ensure the amount of any such dividend does not exceed the aggregate of (i) that excess and (ii) any other funds properly available for the payment of dividend, being funds arising out of business of the insurer other than long-term business.
Furthermore, as Class C insurers, each of F&G Life Re and F&G Re must not declare or pay a dividend to any person other than a policyholder unless the value of the assets of the insurer, as certified by its approved actuary, exceeds its liabilities (as so certified) by the greater of its margin of solvency or its ECR and the amount of any such dividend shall not exceed that excess.
The Companies Act also limits F&G Life Re’s and F&G Re’s ability to pay dividends and make distributions to its shareholders. Each of F&G Life Re and F&G Re is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.
Reduction of Capital.   Each of F&G Life Re and F&G Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital.
Cayman Islands Regulation
FSRC is licensed as a class B insurer in the Cayman Islands by the Cayman Islands Monetary Authority (“CIMA”). As a regulated insurance company, FSRC is subject to the supervision of CIMA and CIMA may at any time direct FSRC, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.
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

FIAs
In recent years, the U.S. Securities and Exchange Commission (“SEC”) and state securities regulators have questioned whether FIAs, such as those sold by us, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products, any of which may impose significant restrictions on our ability to conduct operations as currently operated. Under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. We expect that the types of FIAs FGL Insurance and FGL NY Insurance sell will meet these requirements and therefore are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs.
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
Until various studies are completed and final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on investments, investment activities and insurance and annuity products of FGL Insurance and FGL NY Insurance remains unclear.
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
Employees
As of December 31, 2018, the Company had 309 employees. We believe that we have a good relationship with our employees.
FGL Holdings Available Information
The Company maintains an Internet website at http://www.fglife.bm. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available, free of charge, on or through the “Investor Relations” portion of our Internet website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy statements, information statements and other information regarding SEC registrants, including the Company.

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
Our top five states for the distribution of our products are California, Michigan, Florida, New Jersey and Texas. Any adverse economic developments or catastrophes in these states could have an adverse impact on our business.
Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations and cash flows.
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
During periods of increasing interest rates we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contractholders) thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments which could have a material adverse effect on our business, financial condition and results of operations. If we require significant amounts of cash on short notice, we may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize. We have developed and maintain asset liability management (“ALM”) programs and procedures designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
Fixed maturities that are classified as available-for-sale (‘‘AFS’’) are reported within the audited consolidated financial statements at fair value. Rising interest rates would cause a decrease in the value of financial assets held at fair value on our consolidated balance sheets. Unrealized gains or losses on AFS securities are recognized as a component of accumulated other comprehensive income (‘‘AOCI’’) and are, therefore, excluded from net income. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment).
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
The value of our mortgage-backed securities and our commercial and residential mortgage loan investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific economic trends affecting the overall default rate. We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have an adverse effect on our business, results of operations and financial condition.
We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or we have purchased call options.
Our insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. Wilton Re represents our largest reinsurance counterparty exposure. See section titled “Reinsurance-Wilton Re Transaction” in Item 1. Business.

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
For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates”.
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
See "Note 4. Investments" to our audited consolidated financial statements for additional information about our investment portfolio.
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
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates”.
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
We cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on us if enacted into law. In addition, because our activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on us as compared to other more diversified insurance companies. See section titled “Regulation” in Item 1. Business for further discussion of the impact of regulations on our business.
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
“Fiduciary” Rule Proposals
A significant portion of our annuity sales are to IRAs. Prior to being vacated, the DOL “fiduciary” rule applied to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling the Company’s IRA products would have been required to qualify for a prohibited transaction exemption. Although the DOL rule has been vacated in total, similar rules proposed by state officials or the SEC may have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. Compliance with such rules may require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could have adverse impact our business, results of operations and/or financial condition. Management will continue to monitor for potential action by state officials or the SEC to implement rules similar to the vacated DOL rule.
See section titled “Regulation” in Item 1. Business for further discussion on “fiduciary” rule proposals.
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
In particular, our reinsurance subsidiaries, F&G Life Re and F&G Re, are registered in Bermuda under the Bermuda Insurance Act and subject to the rules and regulations promulgated thereunder. The BMA has sought regulatory equivalency, which enables Bermuda’s commercial insurers to transact business with the EU on a “level playing field.” In connection with its initial efforts to achieve equivalency under the European Union’s Directive (2009/138/EC) (“Solvency II”), the BMA implemented and imposed additional requirements on the companies it regulates. The European Commission (the “EC”) granted Bermuda’s commercial insurers full equivalence in all areas of Solvency II for an indefinite period of time effective March 24, 2016, and applies from January 1, 2016.
All Bermuda companies must comply with the provisions of the Companies Act regulating the payment of dividends and distributions from contributed surplus. Changes to applicable Bermuda laws and regulations regarding dividends or distributions from our subsidiaries to us could adversely affect us. See section titled "Regulation" in Item 1. Business for further discussion of restrictions on dividends and distributions.
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
U.S. Tax Cuts and Jobs Act (“TCJA”)
The United States enacted the Tax Cut and Jobs Act (“TCJA”) on December 22, 2017, which amended many provisions of the Internal Revenue Code of 1986 (the “Code”). The TCJA contains provisions affecting the tax treatment of non-U.S. companies that can materially affect us. The TCJA includes provisions that reduce the U.S. corporate tax rate, impose a base erosion minimum tax on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates, and significantly accelerate taxable income and therefore cash tax expense by the imposition of other changes affecting life insurance companies, among others.
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
The Base Erosion and Anti-Abuse Tax
The TCJA introduced a new tax called the Base Erosion and Anti-Abuse Tax (BEAT). The BEAT is a minimum tax and is calculated as a percentage (5% in 2018, 10% in 2019-2025, and 12.5% in 2026 and thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates (including premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance) of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).
The Modco reinsurance agreement between FGL Insurance and F&G Life Re required FGL Insurance to pay or accrue substantial amounts to F&G Life Re that could be characterized as “base erosion payments” with respect to which there were “base erosion tax benefits.” Accordingly, the BEAT significantly increased the tax liability of FGL Insurance for 2018.
The Modco reinsurance agreement was terminated effective October 1, 2018. Accordingly, FGL Insurance should no longer incur tax liability under the BEAT with respect to the Modco reinsurance agreement. Tax authorities may disagree with our BEAT calculations, or the interpretations on which those calculations were based, and assess additional taxes, interest and penalties. The uncertainty regarding the correct interpretation of the BEAT may make such disagreements more likely. We will determine the appropriateness of our tax provision in accordance with

GAAP; however, there can be no assurance that this provision will accurately reflect the amount of federal income tax that FGL Insurance ultimately pays, as that amount could differ materially from our estimate.
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
We may be subject to U.S. Federal income taxation.
The Company is incorporated under the laws of the Cayman Islands and CF Bermuda Holdings Limited (“CF Bermuda”), F&G Re Ltd and F&G Life Re are incorporated under the laws of Bermuda. These companies currently intend to operate so that they will not be treated as being engaged in a trade or business within the U.S. or subject to current U.S. federal income taxation on their net income. However, the determination of whether a foreign corporation is engaged in a trade or business within the United States is highly factual, subject to uncertainty, and must be made annually. There can be no assurance that the IRS will not successfully contend that these companies are engaged in a trade or business in the U.S. If they were considered to be engaged in a U.S. trade or business, they could be subject to U.S. federal income taxation on a net basis on their income that is effectively connected with such U.S. trade or business (including a branch profits tax on the portion of its earnings and profits that is attributable to such income). Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our financial condition and results of future operations.
U.S. persons who own our shares may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.
Controlled foreign corporations in general. If the Company or any of its non-U.S. subsidiaries is a “controlled foreign corporation” (“CFC”) for the taxable year, each U.S. person treated as a “U.S. Shareholder” with respect to the Company or its non-U.S. subsidiaries that held our shares directly (or indirectly through non-U.S. entities) as of the last day in such taxable year generally is required to include in gross income as ordinary income its pro rata share of such company’s insurance and reinsurance income and certain other investment income, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments).
In general, a non-U.S. corporation is a CFC if its “U.S. Shareholders,” in the aggregate, own (or are treated as owning) stock of the non-U.S. corporation possessing more than 50% of the voting power or value of such corporation’s stock. However, this threshold is lowered to more than 25% for purposes of taking into account the insurance income of a non-U.S. corporation. Special rules apply for purposes of taking into account any related person insurance income (“RPII”) of a non-U.S. corporation, as described below.
U.S. Shareholder status. Prior to the enactment by Congress in December 2017 of a budget reconciliation act (such act, the “TCJA”), a “U.S. Shareholder” was defined as any U.S. person that owned, directly or indirectly (or was treated as owning), stock of the non-U.S. corporation possessing 10% or more of the total voting power of such non-U.S. corporation’s stock. However, for taxable years of non-U.S. corporations beginning after December 31, 2017, the TCJA provides that a “U.S. Shareholder” of a non-U.S. corporation generally is any U.S. person that owns (or is treated as owning) stock of the non-U.S. corporation possessing 10% or more of the total voting power or 10% or more of the total value of such non-U.S. corporation’s stock.
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

CFC status. Our Charter generally limits the voting power attributable to our shares so that no “United States person” (as defined in Section 957 of the Code) holds, directly, indirectly or constructively (within the meaning of Section 958 of the Code), more than 9.5% of the total voting power of our shares. This limitation would not apply to reduce the voting power of shares held by members of (a) the Blackstone Group (as defined in our Charter) without the consent of a majority of the Blackstone Group shareholders (as determined based on their ownership of the common shares) or (b) the FNF Group (as defined in our Charter) without the consent of the applicable member of the FNF Group. This voting power limitation was intended to reduce the likelihood that the Company’s shareholders would be treated as U.S. Shareholders.
By expanding the definition of a U.S. Shareholder, the TCJA reduces the effectiveness of our voting power limitation, because a U.S. person that owns 10% or more by value of our shares will be treated as a U.S. Shareholder, and increases the likelihood that the Company will be treated as a CFC. Thus, there can be no assurance that the Company will not become a CFC. In addition, as a result of the allowance of “downward attribution,” the non-U.S. subsidiaries of CF Bermuda currently are CFCs. U.S. persons should consult with their tax advisors regarding the possible application of the CFC rules to their investment in the Company.
Effect of CFC status on our shareholders. Since CF Bermuda’s non-U.S. subsidiaries are CFCs, a U.S. person that is a U.S. Shareholder with respect to them as of the last day in such taxable year generally is required to include in gross income as ordinary income its pro rata share of such non-U.S. subsidiaries’ insurance and reinsurance income and certain other investment income, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). This same treatment would apply with respect to the Company or CF Bermuda, if it also becomes a CFC and a U.S. person is similarly treated as a U.S. Shareholder with respect to it.
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
In general. If either of our non-U.S. insurance subsidiaries is treated as recognizing RPII in a taxable year and is treated as a CFC for purposes of the RPII rules for such taxable year (a “RPII CFC”), each U.S. person that owns, directly or indirectly through non-U.S. entities, any of such non-U.S. insurance subsidiary’s stock as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII of such non-U.S. insurance subsidiary, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed (with certain adjustments). Each of our non-U.S. insurance subsidiaries generally will be treated as a CFC for purposes of the RPII rules if U.S. persons in the aggregate own (or are treated as owning) 25% or more of the total voting power or value of the Company’s stock on any day of the taxable year. Each if our non-U.S. insurance subsidiaries expects to be treated as a CFC for this purpose based on the ownership of its shares.
RPII of a RPII CFC generally is certain insurance and reinsurance income (including underwriting and investment income) attributable to a policy of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a U.S. person that owns (or is treated as owning) stock of such RPII CFC, or risks of a person that is “related” to such a U.S. person. For this purpose, (1) a person is “related” to another person if such person “controls,” or is “controlled” by, such other person, or if both are “controlled” by the same persons and (2) “control” of a corporation means ownership (or deemed ownership) of stock possessing more than 50% of the total voting power or value of such corporation’s stock and “control” of a partnership, trust or estate for U.S. federal income tax purposes means ownership (or deemed ownership) of more than 50% by value of the beneficial interests in such partnership, trust or estate. Certain attribution rules apply for purposes of determining control.
We do not believe that any of our non-U.S. insurance subsidiaries will earn more than a de minimis amount of RPII from insuring risks of such U.S. shareholders. Our Charter provides that no shareholder or holder (or, to its actual knowledge, any direct or indirect beneficial owner thereof) of our issued and outstanding shares, including any securities exchangeable for our share capital and all options, warrants, and contractual and other rights to purchase our share capital (“Derivative Securities”), that is a “United States person” (as defined in Section 957 of the Code) shall knowingly permit itself to hold (directly, indirectly or constructively within the meaning of Section

958 of the Code) 50% or more of the total voting power or of the total value of our issued and outstanding shares, including our Derivative Securities, in order to reduce the likelihood of us recognizing RPII. This limitation would not apply to a shareholder or holder of Derivative Securities that is a member of the Blackstone Group or FNF Group. In the event that any holder of our shares or Derivative Securities to whom this limitation applies contravenes such limitation, our board of directors may require such holder to sell or allow us to repurchase some or all of such holder’s shares or Derivative Securities at fair market value, as the board of directors and such holder agree in good faith, or to take any reasonable action that the board of directors deems appropriate. If a member of the Blackstone Group or FNF Group were to own (directly, indirectly or constructively) more than 50% of the total voting power or total value of our issued and outstanding shares, our subsidiaries may be treated as “related” to a member of the Blackstone Group or FNF Group, as applicable (or one of their affiliates) for these purposes. In such case, income of our non-U.S. insurance subsidiaries allocable to reinsuring risks of our U.S. subsidiaries would constitute RPII, and might trigger adverse RPII consequences to all U.S. persons that hold our ordinary shares directly or indirectly through non-U.S. entities, as described below.
The RPII rules will not apply with respect to a non-U.S. insurance subsidiary for a taxable year if (1) at all times during its taxable year less than 20% of the total combined voting power of all classes of such non-U.S. insurance subsidiary’s voting stock and less than 20% of the total value of all of its stock is owned (directly or indirectly) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by such insurance subsidiary, respectively, or who are related persons to any such person or (2) its RPII (determined on a gross basis) is less than 20% of its insurance income (as so determined) for the taxable year, determined with certain adjustments. It is expected that one or both of these exceptions will apply to our non-U.S. insurance subsidiaries but because we cannot be certain of our future ownership or our ability to obtain information about our shareholders to manage such ownership to ensure that our subsidiaries qualify for one or both of these exceptions, there can be no assurance in this regard.
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
If we are a “passive foreign investment company” (“PFIC”) for any taxable year (or portion thereof) that is included in the holding period of U.S. person treated as a “U.S. Shareholder” of our shares or warrants, such U.S. person may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements.
A foreign corporation will be classified as a PFIC for United States federal income tax purposes if either (i) at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income or (ii) at least 50% of its assets in a taxable year (ordinarily determined based on fair market value and averaged quarterly over the year), including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income (the “look-through rule”). Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets. Income derived in the active conduct of an insurance business by a qualifying insurance company, however, is not treated as passive income.
Under the look-through rule described above, we are deemed to own all of the assets and to have received all of the income of our wholly-owned subsidiaries, including our Iowa based insurance subsidiary, Fidelity & Guaranty Life Insurance Company, and our non-U.S. insurance subsidiaries. Taking into account the anticipated ratio of passive and non-passive income and assets of our subsidiaries, while not free from doubt, we do not believe that we were a PFIC for the taxable year ending December 31, 2018, and do not currently believe that we will be classified as a PFIC for the 2019 taxable year. Our actual PFIC status for our current taxable year or any subsequent taxable year, however, will not be determinable until after the end of such taxable year.
The determination as to whether we are a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. The PFIC rules as they relate to insurance companies were amended by the TCJA and there is considerable uncertainty regarding how certain aspects of the new rules will be interpreted. No final or temporary Treasury regulations currently exist regarding the application of the PFIC provisions to an insurance company, and no guidance has been issued relating to the changes to the PFIC statute under TCJA. As a result of these uncertainties in the application of the PFIC rules to us and our subsidiaries, there can be no assurance that the IRS will not assert that we are a PFIC for 2018 or that a court will not sustain such an assertion. Accordingly, there can be no assurance with respect to our status as a PFIC for our taxable year ending December 31, 2018 or any future taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a qualified electing fund election, but there is no assurance that we will timely provide such required information. There is also no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules, including the impact of the changes to the PFIC rules contained in the TCJA.
Accounting rules, changes to accounting rules, or the grant of permitted accounting practices to competitors could negatively impact us.
We are required to comply with U.S. GAAP. A number of organizations are instrumental in the development and interpretation of U.S. GAAP, such as the SEC, the Financial Accounting Standards Board (“FASB”) and the American Institute of Certified Public Accountants. U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting issues and to interpret existing accounting guidance. See "Note 2. Significant Accounting Policies and Practices" to our audited consolidated financial statements for further discussion on the FASB’s key projects and their impact to our financial condition and profitability.
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
We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business. For further discussion on litigation and regulatory investigation risk, see “Note 12. Commitments and Contingencies” to our audited consolidated financial statements.
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
Anti-takeover provisions in our Charter discourage, delay or prevent a change in control of the Company and may affect the trading price of our ordinary shares.
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
Many states, including the jurisdictions where our principal insurance subsidiaries FGL Insurance and FGL NY Insurance are organized (Iowa and New York, respectively), have insurance laws and regulations that require advance approval by state agencies of any direct or indirect change in control of an insurance company that is domiciled in or, in some cases, has such substantial business that it is deemed to be commercially domiciled in that state. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which may delay, deter or prevent an acquisition that shareholders might consider in their best interests.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Section 404 of the Sarbanes-Oxley Act also requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and may also result in delayed filings with the SEC.
Risks relating to our business
The agreements and instruments governing our debt contain significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.
The indenture (“the indenture”) governing the 5.50% senior notes due 2025 (the “Senior Notes”) issued by FGLH and the three-year $250 unsecured revolving credit facility (the “Credit Agreement”); each contains various restrictive covenants which limit, among other things, the Company’s ability to:

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
As a result of these restrictions and their effect on us, we may be limited in how we conduct our business and we may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we or our subsidiaries may incur could include more restrictive covenants. For detailed information about restrictions governing our debt, see the section titled "Debt" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in this report.
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
We have developed risk management policies and procedures designed to manage material risks within established risk appetites and risk tolerances. Nonetheless, our policies and procedures may not effectively mitigate the internal and external risks identified or predict future exposures, which could be different or significantly greater than expected. Many of our methods of managing risk and exposures are based upon observed historical data, current market behavior, and certain assumptions made by management. The information may not always be accurate, complete, up-to-date, or properly evaluated. As a result, additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition or operating results. See section titled “Risk Management” in Item 1. Business for further discussion of the Company’s risk assessment.
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
We are a holding company with limited business operations of our own. Our primary subsidiaries are insurance subsidiaries that own substantially all of our assets and conduct substantially all of our operations. The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Accordingly, our payment of dividends is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to meet our obligations and pay dividends. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit our ability to obtain cash from our subsidiaries.
It is possible that in the future our insurance subsidiaries may be unable to pay dividends or distributions to us in an amount sufficient to meet our obligations or to pay dividends due to a lack of sufficient statutory net gain from operations, a diminishing statutory policyholders surplus, changes to the Iowa or New York insurance laws or regulations or for some other reason. In addition, Cayman Islands law may impose requirements that may restrict our ability to pay dividends to holders of our ordinary shares. Further, the covenants in the agreement governing the existing indebtedness of FGLH significantly restrict its ability to pay dividends, which further limits our ability to obtain cash or other assets from our subsidiaries. If our subsidiaries cannot pay sufficient dividends or distributions to us in the future, we would be unable to meet our obligations or to pay dividends. This would negatively affect our business and financial condition as well as the trading price of our ordinary shares. See section titled “Regulation-Dividend and Other Distribution Payment Limitations” in Item 1. Business for further discussion.
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
The founders beneficially own approximately 13% of our ordinary shares, and Blackstone affiliates (including GSO) beneficially own approximately 20% of our ordinary shares, in each case excluding warrants held by such parties that are currently exercisable. As long as the founders and Blackstone affiliates own or control a significant percentage of our outstanding voting power, they will have the ability to strongly influence all corporate actions requiring shareholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our Charter, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.
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
We issued warrants to purchase 34,500 ordinary shares as part of our IPO, and we issued an aggregate of 17,300 private placement warrants to CF Capital Growth, LLC ("Sponsor"), each exercisable to purchase one whole ordinary share at $11.50 per whole share. In connection with the business combination, we also issued an aggregate of 19,083 forward purchase warrants to the anchor investors. In 2018, we completed our previously announced offer to exchange, with a total of 65,374 warrants accepted for exchange. To the extent the warrants that remain outstanding are exercised, additional ordinary shares will be issued, which will result in dilution to the then existing holders of our ordinary shares and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our ordinary shares. In addition, such dilution could, among other things, limit the ability of our current shareholders to influence management through the election of directors.
A total of 65,374 warrants were tendered prior to October 4, 2018, the date of expiration of the Company's offer to exchange. On October 9, 2018, the Company issued 7,191 shares and paid $64 in cash in exchange for the warrants tendered. After completion of the Offer to Exchange, 5,510 warrants still remain outstanding, which will expire on November 30, 2022, or upon earlier redemption or liquidation.
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
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force the warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our headquarters at 601 Locust Street, Des Moines, Iowa, and sublease property in Baltimore, Maryland. Such leases expire December 2020 and May 2021, respectively. We believe our existing facilities are suitable and adequate for our present purposes. As of January 2019, we believe that our Des Moines, Iowa, and Baltimore, Maryland, properties will be sufficient for us to conduct our operations.

Item 3. Legal Proceedings
See "Note 12. Commitments and Contingencies" to our audited consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares and warrants are listed on the NYSE under the symbols “FG” and “FG WS,” respectively. The Company’s ordinary shares and warrants began trading on the NYSE on December 1, 2017. Prior to the closing of the Business Combination, the Company’s units, Class A ordinary shares and warrants, were historically quoted on the Nasdaq Capital Market (“Nasdaq”) under the symbols “CFCOU,” “CFCO” and “CFCOW,” respectively. The Company’s units commenced public trading on May 20, 2016, and the Class A ordinary shares and warrants each commenced separate trading on July 8, 2016.
As of February 25, 2019, there were approximately 157 holders of record of our ordinary shares. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Dividends on Ordinary Shares
As previously disclosed, in December 2018, the Company's board of directors has approved the implementation of a quarterly cash dividend of $0.01 per ordinary share, beginning in the first quarter of fiscal year 2019. The dividend equates to $0.04 per share on a full-year basis. The payment of cash dividends on ordinary shares in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends on ordinary shares will be within the discretion of the Company’s board of directors at such time. In addition, the terms of the preferred shares and agreements governing the indebtedness of the Company and its subsidiaries contain restrictions on the Company’s ability to declare and pay dividends. For further discussion on dividends and other distribution payment limitations, see “Note 9. Equity” to our audited consolidated financial statements.

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
The following graph shows a comparison from July 8, 2016 (the date our ordinary shares commenced trading on the Nasdaq) through December 31, 2018 of the cumulative total return for our ordinary shares with the comparable cumulative return of two indices: the Standard & Poor's 500 Stock Index (S&P 500 Index) and the S&P 500 Life & Health Insurance Index. The graph assumes that $100 was invested at the market close on July 8, 2016 in ordinary shares of FGL Holdings and the two indices and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Sales of Equity Securities
There were no sales of unregistered securities other than as previously reported by the Company in either its quarterly reports on Form 10-Q or current reports on Form 8-K.
As previously disclosed, on December 21, 2018, we issued a total of 3,813,476 stock options outside our 2017 Omnibus Incentive Plan to Christopher Blunt, our Chief Executive Officer, as an inducement material to Mr. Blunt’s entry into employment with FGL Holdings. For 3,200,000 of such stock options, fifty percent vest in five equal annual installments beginning on December 21, 2019, subject to continued employment, with the remaining fifty percent vesting in five equal installments beginning on December 21, 2019 based on attainment of performance objectives to be established by the board of directors on an annual basis, subject to continued employment. For 613,476 of such stock options, fifty percent of vests in three equal annual installments beginning on March 15, 2021 based on attainment of specified return on equity performance metrics, subject to continued employment, with the remaining fifty percent vesting in five equal installments beginning on March 15, 2020 based on attainment of specified minimum stock prices, subject to continued employment.
Also on December 21, 2018, we issued a total of 2,106,738 stock options outside our 2017 Omnibus Incentive Plan to Jonathan Bayer, our Head of Corporate Development & Strategy, as an inducement material to Mr. Bayer’s entry into employment with FGL Holdings. For 1,800,000 of such stock options, fifty percent vest in five equal annual installments beginning on December 21, 2019, subject to continued employment, with the remaining fifty percent vesting in five equal installments beginning on December 21, 2019 based on attainment of performance objectives to be established by the board of directors on an annual basis, subject to continued employment. For 306,738 of such stock options, fifty percent of vests in three equal annual installments beginning on March 15, 2021 based on attainment of specified return on equity performance metrics, subject to continued employment, with the remaining fifty percent vesting in five equal installments beginning on March 15, 2020 based on attainment of specified minimum stock prices, subject to continued employment.
These awards were granted as an inducement awards pursuant to NYSE Rule 303A.08 and in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer
On December 19, 2018, the Company's board of directors authorized a share repurchase program of up to $150 of the Company's outstanding ordinary shares. This program will expire on December 15, 2020, and may be modified at any time. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.
The following table provides information about our repurchases of our ordinary shares during the quarter ended December 31, 2018.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Period
October 1 to October 31, 2018	—	$—	—	$—
November 1 to November 30, 2018	—	—	—	—
December 1 to December 31, 2018	600	6.49	600	146
Total	600	$6.49	600	$146
(1) On December 19, 2018, the Company’s board of directors authorized and the Company announced a share repurchase program of up to $150 million of the Company’s outstanding ordinary shares. This repurchase program will expire on December 15, 2020, and may be modified at any time.
In October 2018, the Company completed its previously announced offer to exchange any and all of its outstanding warrants for 0.11 ordinary shares and $0.98, in cash, without interest, per warrant. The offer to exchange expired on October 4, 2018. A total of 65,374 warrants were properly tendered prior to the expiration of the offer to exchange. On October 9, 2018, the Company issued an aggregate of 7,191 ordinary shares and paid an aggregate amount of approximately $64 million in cash in exchange for the warrants tendered. After completion of the offer to exchange, 5,510 warrants remain outstanding, which will expire on November 30, 2022, or upon earlier redemption or liquidation.

Item 6. Selected Financial Data

We have prepared the following selected financial data as of and for the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 31, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, 2016, 2015 and 2014.
As a result of the business combination ("Business Combination"), for accounting purposes, FGL Holdings is the acquirer and FGL is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of FGL and its subsidiaries as “Predecessor” for the periods prior to the completion of the Business Combination, and FGL Holdings, including the consolidation of FGL and its subsidiaries and F&G Reinsurance Companies, for periods from and after the Closing Date. FGL Holdings is the surviving company organized and existing under the laws of the United States of America, any State of the United States, the District of Columbia or any territory thereof (and in the case of the Company, Bermuda or the Cayman Islands). Prior to the Business Combination, FGL Holdings reported under a fiscal year end of December 31 and the Predecessor companies reported under a fiscal year end of September 30. Subsequent to the Business Combination, FGL Holdings reports under a fiscal year end of December 31.

	FGL Holdings
(In millions, except share data)	Year ended December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)
			Predecessor	Predecessor
SUMMARY OF OPERATIONS
Total operating revenues	$711	$165	$362	$340
Total benefits and expenses	653	144	314	171
Net income (loss)	$13	$(91)	$28	$108

PER SHARE DATA (a)
Net income per common share - basic	$(0.07)	$(0.44)	$0.48	$1.85
Net income per common share - diluted	$(0.07)	$(0.44)	$0.47	$1.85
Cash dividends declared per common share (a)	$—	$—	$0.065	$0.065
Common shares outstanding	221.1	214.4	59.0	59.0

BALANCE SHEET DATA
Total investments	$23,917	$23,604	$23,326	$21,076
Total assets	30,945	29,923	29,227	26,952
Total debt	541	412	405	400
Total liabilities	30,055	27,960	26,943	25,200
Total equity	890	1,963	2,284	1,752
Total equity excluding AOCI	1,827	1,888	1,729	1,599
(a) Beginning December 1, 2017, FSRC's results are included in our results as FGL Holdings acquired FSRC pursuant to the Merger Agreement.

	Fidelity & Guaranty Life
	Year Ended September 30,
(In millions, except share data)	2017	2016	2015	2014
	Predecessor
SUMMARY OF OPERATIONS
Total operating revenues	$1,530	$1,139	$961	$1,191
Total benefits and expenses	1,173	964	755	979
Net income	$223	$97	$118	$163

PER SHARE DATA
Net income per common share - basic	$3.83	$1.67	$2.03	$2.91
Net income per common share - diluted	$3.83	$1.66	$2.02	$2.90
Cash dividends declared per common share	$0.26	$0.26	$0.26	$1.11
Common shares outstanding	58.9	59.0	58.9	58.4

BALANCE SHEET DATA
Total investments	$23,072	$21,025	$19,094	$18,802
Total assets	28,965	27,035	24,925	24,153
Total debt	405	400	300	300
Total liabilities	26,718	25,101	23,423	22,494
Total equity	2,247	1,934	1,502	1,659
Total equity excluding AOCI	1,704	1,495	1,414	1,310

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of FGL Holdings (“FGL Holdings,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with “Item 6. Selected Financial Data,” and our accompanying consolidated financial statements and related notes (the “Consolidated Financial Statements”) referred to in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Form 10-K”). Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Form 10-K and our other filings with the SEC.
Basis of Presentation
As a result of the completion of the Business Combination on November 30, 2017, our Consolidated Financial Statements included elsewhere in the Annual Report are presented: (i) as of December 31, 2018 and for the period January 1, 2018 to December 31, 2018; (ii) as of December 31, 2017 and for the period December 1, 2017 to December 31, 2017; (iii) for the period October 1, 2017 to November 30, 2017 (Predecessor); (iv) for the unaudited period October 1, 2016 to December 31, 2016 (Predecessor); (v) for the year ended September 30, 2017 (Predecessor); (vi) for the year ended September 30, 2016. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the Predecessor’s year ended September 30, 2017 results and the Predecessor year ended September 30, 2016 results. We believe this discussion provides helpful information with respect to performance of our business during those respective periods.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2018, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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

Competition
Please refer to the section titled "Competition" in Item 1. Business for a discussion on our competition.
Annuity and Life Sales
We regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Annuity and IUL sales are recorded as deposit liabilities (i.e. contractholder funds) within the Company's consolidated financial statements in accordance with GAAP. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition. Sales of annuities and IULs for the calendar quarters ended March 31, June 30, September 30 and December 31 were as follows:

	Annuity Sales			IUL Sales
(Dollars in millions)	2018	2017	2016	2018	2017	2016
First Quarter	$778	$732	$601	$6	$14	$11
Second Quarter	769	582	832	7	9	15
Third Quarter	842	588	603	7	6	17
Fourth Quarter	957	623	648	8	7	17
Total	$3,346	$2,525	$2,684	$28	$36	$60
Sales of annuities and IULs for the period from December 1, 2017 to December 31, 2017 were $222 and $3, respectively. Sales of annuities and IULs for the Predecessor period from October 1, 2017 to November 30, 2017 were $401 and $4, respectively.
Key Components of Our Historical Results of Operations
Under U.S. GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of deferred acquisition cost (“DAC”), deferred sales inducements ("DSI"), and value of business acquired (“VOBA”), other operating costs and expenses, and income taxes.

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
Our profitability depends in large part upon the amount of assets under management (“AUM”), the net investment spreads earned on our AUM, our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to manage our investment portfolios to maximize returns and minimize risks on our AUM such as interest rate changes and defaults or impairment of investments, and our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs or IULs. We analyze returns on average assets under management ("AAUM") pre- and post-DAC, DSI, and VOBA as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
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
Adjusted Operating Income ("AOI") is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income (loss) to eliminate:
(i) the impact of net investment gains/losses, including other than temporary impairment ("OTTI") losses recognized in operations, but excluding gains and losses on derivatives hedging our indexed annuity policies,
(ii) the impacts related to changes in the fair values of FIA related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impacts of assumed reinsurance by our international subsidiaries,
(iii) the tax effect of affiliated reinsurance embedded derivative,
(iv) the effect of change in fair value of the reinsurance related embedded derivative,
(v) the effect of integration, merger related & other non-operating items,
(vi) impact of extinguishment of debt, and

(vii) net impact from Tax Cuts and Jobs Act.
Adjustments to AOI are net of the corresponding impact on amortization of intangibles, as appropriate. The income tax impact related to these adjustments is measured using an effective tax rate, as appropriate by tax jurisdiction. While these adjustments are an integral part of the overall performance of the Company, market conditions and/or the non-operating nature of these items can overshadow the underlying performance of the core business. Accordingly, Management considers this to be a useful measure internally and to investors and analysts in analyzing the trends of our operations.
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
Beginning with the quarter ended December 31, 2018, the Company updated its AOI definition to remove the incremental change due to the impact of the fair value accounting election for international subsidiaries. Management believes this revision will enhance the understanding of our business as the Company executes its growth strategy through international third party assumed business and is more relevant to investors as the impact of fair value accounting election can create an increases/decreases in the assumed liabilities that does not match the increase/decrease of the corresponding assets. This change will be applied on a prospective basis as the Company executes its growth strategy through international third party assumed reinsurance.
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
The adjustments to net income are net of intangibles amortization. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates as of the reporting date. The impact of the change in fair values of FIA related derivatives, embedded derivatives and hedging costs has been removed from net income in calculating AOI.
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
Critical Accounting Policies and Estimates
General
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.
We have identified the following accounting policies and estimates as critical as they involve a higher degree of judgment and are subject to a significant degree of variability: valuation of available-for sale ("AFS") securities and derivatives, evaluation of OTTI, amortization of DAC, DSI and VOBA, reserves for future policy benefits and product guarantees and recognition of deferred income tax valuation allowances.
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
Valuation of AFS Securities, Derivatives and Fund withheld for reinsurance receivables
Our fixed maturity securities classified as AFS are reported at fair value, with unrealized gains and losses included within accumulated other comprehensive income (loss) ("AOCI"), net of associated impact on intangibles adjustments and deferred income taxes. Our equity securities are reported at fair value, with unrealized gains and losses included within net income (loss). Unrealized gains and losses represent the difference between the cost or amortized cost basis and the fair value of these investments. We measure the fair value of our AFS securities based on assumptions used by market participants, which may include inherent risk and restrictions on the sale or use of an asset. The estimate of fair value is the price that would be received to sell an asset in an orderly transaction between market participants (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We utilize independent pricing services in estimating the fair values of AFS securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including: reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information and other reference data.
F&G Re and FSRC have elected to apply the fair value option to account for its funds withheld receivables. F&G Re and FSRC measure fair value of the funds withheld receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant.

We categorize our AFS securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source and hierarchy level as of December 31, 2018 and December 31, 2017.

	As of December 31, 2018
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities available-for-sale securities and equity securities:
Prices via third party pricing services	$833	$19,185	$—	$20,018
Priced via independent broker quotations	—	—	1,706	1,706
Priced via other methods	—	—	717	717
Total	$833	$19,185	$2,423	$22,441
Available-for-sale embedded derivative:
Priced via other methods	—	—	14	14
Total	$833	$19,185	$2,437	$22,455
% of Total	4%	85%	10%	99%

	As of December 31, 2017
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities available-for-sale securities and equity securities:
Prices via third party pricing services	$709	$19,834	$—	$20,543
Priced via independent broker quotations	—	—	1,355	1,355
Priced via other methods	—	—	409	409
Total	$709	$19,834	$1,764	$22,307
Available-for-sale embedded derivative:
Priced via other methods	—	—	17	17
Total	$709	$19,834	$1,781	$22,324
% of Total	3%	89%	8%	100%
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
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See "Note 5. Derivative Financial Instruments” and "Note 6. Fair Value of Financial Instruments” to our audited consolidated financial statements for a more complete discussion.
In the predecessor periods, FGL Insurance had a funds withheld coinsurance arrangement with FSRC, meaning that funds were withheld by FGL Insurance. This arrangement created an obligation for FGL Insurance to pay FSRC at a later date, which resulted in an embedded derivative. This embedded derivative was considered a total return swap with contractual returns that was attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap was based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that supported the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative was reported in “Other assets” if in a net gain position, or “Other liabilities”, if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses were reported in “Net investment gains (losses)” on the Consolidated Statements of Operations. For further discussion on the fair value option used by FSRC for third party reinsurance, see "Note 6. Fair Value of Financial Instruments" to our audited consolidated financial statements.

Evaluation of OTTI
We have a policy and process in place to evaluate securities in our investment portfolio quarterly to assess whether there has been an OTTI. This evaluation process entails considerable judgment and estimation and involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as:

•	whether the issuer is current on all payments and all contractual payments have been made as agreed;

•	the remaining payment terms and the financial condition and near term prospects of the issuer;

•	the lack of ability to refinance due to liquidity problems in the credit market;

•	the fair value of any underlying collateral; the existence of any credit protection available;

•	the intent to sell and whether it is more likely than not we would be required to sell prior to recovery for fixed maturity securities;

•	consideration of rating agency actions; and

•	changes in estimated cash flows of RMBS and ABS.
An extended and severe unrealized loss position on an AFS fixed income security may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. When assessing our intent to sell a security or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, sales of investments to meet cash flow or capital needs

We determine whether OTTI losses should be recognized for fixed maturity by assessing all facts and circumstances surrounding each security. Where the decline in market value of fixed maturity securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be OTTI. Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management’s best estimate and is revised as additional information becomes available. As such, changes in or deviations from the assumptions used in such analysis can have a significant effect on the results of operations. See section titled “OTTI and Watch List” in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio", "Note 2. Significant Accounting Policies and Practices" and "Note 4. Investments" to our audited consolidated financial statements for a more complete discussion.
We also have a policy and process in place to evaluate mortgage loans held in our investment portfolio to assess whether any of the loans are impaired. Mortgage loans on real estate include residential and commercial mortgage loans. Mortgage loans are evaluated by the Company’s investment professionals, including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company’s review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt. If a mortgage loan is determined to be impaired (i.e. when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted on the loan’s original purchase yield, or the fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. We also establish a valuation allowance for estimated probable credit losses for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified.
Intangibles
Acquisition costs that are incremental, direct costs of successful contract acquisition are capitalized as DAC. DAC consists principally of commissions. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI consists of contract enhancements such as premium and interest bonuses credited to policyholder account balances.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date.
DAC, DSI, and VOBA are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition.
For annuity products and IUL, DAC, DSI and VOBA are being amortized in proportion to estimated gross profits from net investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gains and losses on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. At each valuation date, the most recent quarter’s estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. If the update of assumptions causes estimated gross profits to increase, DAC, DSI and VOBA amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, duration of contract, yield on investments supporting the liabilities, cost to find policy obligations, and level of expenses necessary to maintain the polices over their entire lives.
Changes in assumptions can have a significant impact on DAC, DSI and VOBA, amortization rates and results of operations. Assumptions are management’s best estimate of future outcomes and revisions are made based on historical results and our best estimates of future experience. We periodically review assumptions against actual experience and update our assumptions based on additional information that becomes available. Several assumptions are considered significant and require significant judgment in the estimation of gross profits and are listed below.

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
We perform sensitivity analyses to assess the impact that certain assumptions have on DAC, DSI and VOBA. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC, DSI and VOBA. The effects, increase or (decrease), presented are not representative of the aggregate impacts that could result if a combination of such changes to interest rates and other assumptions occurred.

(Dollars in millions)	As of December 31, 2018
A change to the long-term interest rate assumption of -50 basis points	$(5)
A change to the long-term interest rate assumption of +50 basis points	4
An assumed 10% increase in surrender rate	—
Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.
Lower assumed interest rates or higher assumed annuity surrender rates tend to decrease the balances of DAC, DSI and VOBA, thus decreasing income before income taxes. Higher assumed interest rates or lower assumed annuity surrender rates tend to increase the balances of DAC, DSI and VOBA, thus increasing income before income taxes.
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
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017 on the fixed annuity products averaged 4%, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
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

At issue, and at each subsequent valuation, we determine the present value of the cost of the GMWB rider benefits in excess of benefits that are funded by the account value. We also calculate the expected value of the future rider charges for providing for these benefits. We accumulate a reserve equal to the portion of these fees that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges, and determined necessary. We have minimal experience to date on policyholder behavior for our GMWB products which we began issuing in 2008; as a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.
Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of December 31, 2018 are summarized as follows:

(Dollars in millions)	Direct	Reinsurance Recoverable	Net
Fixed indexed annuities	$16,076	$—	$16,076
Fixed rate annuities	4,462	(817)	3,645
Immediate annuities	3,217	(129)	3,088
Universal life	1,514	(1,036)	478
Traditional life	2,759	(1,208)	1,551
Total	$28,028	$(3,190)	$24,838
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

Deferred Income Tax Valuation Allowance
Accounting Standards Codification section 740, Income Taxes (ASC 740), provides that deferred income tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards. A valuation allowance is recorded if, based on available information, it is more likely than not that deferred income tax assets will not be realized. Assessing the need for, and the amount of, a valuation allowance for deferred income tax assets requires significant judgment.
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
At each reporting date, management considers evidence that could impact the future realization of deferred tax assets. As of December 31, 2018, management gathered the following evidence concerning the future realization of deferred tax assets:
Positive Evidence:

•	As of December 31, 2018, we were in a cumulative income position based on pre-tax income over the prior 12 quarters;

•	We are projecting pre-tax GAAP income from continuing operations;

•	We have projected that the reversal of taxable temporary timing differences will unwind in the 20-year projection period;

•	We have a history of utilizing all significant tax attributes before they expire; and

•	Our inventory of IRC Section 382 limited attributes has been significantly reduced over the past couple years.
Negative Evidence:

•	§382 limited carry-forwards reduce our ability to utilize tax attributes in future years; and

•	Brief carryback/carry-forward period for capital losses.
Based on management’s evaluation of the above positive and negative evidence, management concluded that a valuation allowance continues to be necessary for the DTAs of the non-life insurance companies and FSRC at December 31, 2018. It also maintains a partial valuation allowance against of the capital losses of the life insurance companies.  For the year ended December 31, 2018, the valuation allowance expense recorded to the income statement related to the items above was $38.

Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our audited consolidated financial statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following table sets forth the consolidated results of operations for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Revenues:
Premiums	$54	$3	$7	$11	$42	$70
Net investment income	1,107	92	174	240	1,005	923
Net investment gains (losses)	(629)	42	146	51	316	19
Insurance and investment product fees and other	179	28	35	38	167	127
Total revenues	711	165	362	340	1,530	1,139
Benefits and expenses:
Benefits and other changes in policy reserves	423	124	227	20	843	791
Acquisition and operating expenses, net of deferrals	181	16	51	28	137	119
Amortization of intangibles	49	4	36	123	193	54
Total benefits and expenses	653	144	314	171	1,173	964
Operating income	58	21	48	169	357	175
Interest expense	(29)	(2)	(4)	(6)	(24)	(22)
Income (loss) before income taxes	29	19	44	163	333	153
Income tax expense	(16)	(110)	(16)	(55)	(110)	(56)
Net income (loss)	$13	$(91)	$28	$108	$223	$97
Less Preferred stock dividend	29	2	—	—	—	—
Net income (loss) available to common shareholders	$(16)	$(93)	$28	$108	$223	$97
The following table summarizes sales by product type for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Fixed index annuities ("FIA")	$2,283	$175	$287	$551	$1,868	$1,832
Fixed rate annuities ("MYGA")	758	47	114	97	546	536
Institutional spread based	305	—	—	—	136	157
Total annuity	$3,346	$222	$401	$648	$2,550	$2,525

Index universal life ("IUL")	$28	$3	$4	$17	$46	$56

Flow reinsurance	$185	$8	$—	$—	$—	$—

•
FIA sales during the year ended December 31, 2018 compared to the Predecessor periods reflect continued strong and productive collaboration with our distribution partners, primarily Independent Marketing Organizations, as well as the overall growth of the FIA market.

•
Institutional spread based products in the year ended December 31, 2018 and the Predecessor years ended September 30, 2017 and September 30, 2016 reflect funding agreements with Federal Home Loan Bank, under an investment strategy that is as subject to fluctuation period to period.

•
The decline in IUL sales during the year ended December 31, 2018 compared to the Predecessor periods reflects our focus on quality of new business and pricing discipline to achieve profitability and capital targets.

•	The flow reinsurance sales in the year ended December 31, 2018 reflect the acquisition of the FSRC flow reinsurance business in December 2017, held at F&G Re as of October 1, 2018.

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

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Traditional life insurance	$30	$3	$6	$10	$27	$42
Life-contingent immediate annuity	24	—	1	1	15	28
Premiums	$54	$3	$7	$11	$42	$70

•
Premiums for the year ended December 31, 2018 are consistent with the Predecessor year ended September 30, 2017 and reflect a decline from September 30, 2016 primarily due to the retroactive reinstatement of a reinsurance treaty with a third party reinsurer during the Predecessor year ended September 30, 2017.

•
Higher life-contingent immediate annuity premiums during the year ended December 31, 2018 and Predecessor year ended September 30, 2016 compared to the Predecessor year ended September 30, 2017 were the result of increased deferred annuity policies reaching the required annuitization period.

•
The primary driver in the period from December 1 to December 31, 2017 and the Predecessor periods from October 1 to November 30, 2017 and October 1 to December 31, 2016 were premiums earned on traditional life insurance products.

Net investment income
Below is a summary of net investment income ("NII") for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Fixed maturity securities, available-for-sale	$1,009	$80	$164	$228	$953	$869
Equity securities	73	6	5	10	41	32
Mortgage loans, related party loans, invested cash, short term investments, and other investments	95	7	9	7	33	40
Gross investment income	1,177	93	178	245	1,027	941
Investment expense	(70)	(1)	(4)	(5)	(22)	(18)
Net investment income	$1,107	$92	$174	$240	$1,005	$923
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Yield on AAUM (at amortized cost)	4.32%	4.48%	4.93%	4.85%	4.95%	4.92%
Less: Interest credited and option cost	(2.37)%	(2.47)%	(2.49)%	(2.56)%	(2.53)%	(2.65)%
Net investment spread	1.95%	2.01%	2.44%	2.29%	2.42%	2.27%
AAUM	$25,619	$24,722	$21,167	$19,768	$20,324	$18,738
Activity in year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017

•	The increases in AAUM during the year ended December 31, 2018 was primarily attributable to new business asset flows.

•
NII for the year ended December 31, 2018 was primarily the result of the growth in our annuity business and corresponding increase in AAUM (volume), offset by a decline in earned yields (rate) as the result of purchase accounting impacts and increased asset management fees.

•
AAUM of $24,722, for the period from December 1, 2017 to December 31, 2017 was primarily influenced by the acquisition of the F&G Reinsurance Companies as well as by the effects of purchase accounting on the investments of FGL.

•
NII of $92 for the period from December 1, 2017 to December 31, 2017, was affected by AAUM (volume), partially offset by $7 of increased premium amortization driven by the effects of purchase accounting.

Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited) and the Predecessor years ended September 30, 2017 and 2016

•
NII of $174 and $240 for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), respectively, were affected by AAUM (volume).

•
AAUM of $21,167 and $19,768 for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), respectively, were influenced by new business sales and stable retention trends.

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

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$(334)	$5	$6	$—	$(19)	$(14)
Net realized and unrealized gains (losses) on certain derivatives instruments	(250)	37	138	39	348	82
Change in fair value of reinsurance related embedded derivatives (a)	(42)	—	1	12	(16)	(49)
Change in fair value of other derivatives and embedded derivatives	(3)	—	1	—	3	—
Net investment gains (losses)	$(629)	$42	$146	$51	$316	$19
(a) Change in fair value of reinsurance related embedded derivatives starting December 1, 2017 and after is due to F&G Re and FSRC unaffiliated third party business under the fair value option election, and the predecessor periods activity is due to the FGL and FSRC reinsurance treaty. See "Note 14. Related Party Transactions".

Activity in year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017

•
For the year ended December 31, 2018, net investment losses includes realized losses on available-for-sale securities of $160 resulting from trading losses as part of a planned portfolio re-positioning strategy following the completion of the merger; $142 of realized and unrealized losses on equity securities reflecting the post adoption impact of ASU 2016-01; and $24 of impairment losses.

•	The period from December 1, 2017 to December 31, 2017 net realized gains (losses) on available-for-sale securities includes $5 of net trading gains.

•	See the table below for primary drivers of gains (losses) on certain derivatives.
Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited)

•	Predecessor period from October 1, 2017 to November 30, 2017 net realized gains (losses) on available-for-sale securities includes $6 of net trading gains on corporate and foreign bonds.

•
Predecessor period from October 1, 2016 to December 31, 2016 (unaudited) includes $1 of impairment losses related to loan participations and Salus CLO, completely offset by other net gains (losses) of $1 on available-for-sale securities.

•
The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. The movement in the value of this derivative was driven by the coinsurance agreement between FGL Insurance and FSRC. As part of the Business Combination, FSRC is now a subsidiary of the Company which eliminated the impact of this component of net investment gains (losses) for the year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017. In the current period, the change in fair value of the underlying assets held in FWH portfolio relates to FSRC's and F&G Re's unaffiliated reinsurance agreements, accounted for under the fair value option.

•	See the table below for primary drivers of gains (losses) on certain derivatives.

Predecessor year ended September 30, 2017 compared to the Predecessor year ended September 30, 2016

•
The increase in net realized gains (losses) on available-for-sale securities of $2 from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 was primarily due to a decrease in trading gains year over year. The Predecessor year ended September 30, 2017 net realized losses on available-for-sale securities of $3 include $6 of net trading gains and $22 of impairment losses, primarily related to an impairment on a single debt security in the financial sector.

•
Net realized and unrealized gains (losses) on certain derivative instruments increased $266 from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017. See the table below for primary drivers of this increase.

•
Increase of $33 period over period in fair value of reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the FWH portfolio. Specifically, the reinsurance related embedded derivative decreased $16 during the Predecessor year ended September 30, 2017 resulting from an increase in the net unrealized gain position of the FSRC FWH portfolio during the year, primarily due to improvements in the commodities and high yield bonds and emerging market securities, offset by higher Treasury yields in response to Federal Reserve interest rate increases. Comparatively, the reinsurance related embedded derivative decreased $49 in the Predecessor year ended September 30, 2016 resulting from an increase in the net unrealized gain position of the FSRC FWH portfolio during the year, primarily due to generally positive capital market and commodities price movements during the current year.

We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are as follows for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Call Options:
Gains (losses) on option expiration	$3	$1	$73	$—	$212	$(89)
Change in unrealized gains (losses)	(247)	33	56	39	126	163
Futures contracts:
Gains (losses) on futures contracts expiration	(5)	2	7	1	7	5
Change in unrealized gains (losses)	(1)	1	2	(1)	3	3
Total net change in fair value	$(250)	$37	$138	$39	$348	$82

Change in S&P 500 Index during the period	(6)%	1%	5%	3%	16%	13%

•
Realized gains and losses on certain derivative instruments are directly correlated to the performances of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase.

•
The net changes in fair value of certain derivative instruments for the periods presented in the table above were primarily driven by the underlying performance of the S&P 500 index relative to the S&P 500 index on the policyholder buy dates during each respective year. The losses for the year ended December 31, 2018 were driven by market performance.

•
The change in certain derivative instruments in the periods presented was primarily due to the change in net realized and unrealized gains/(losses) on call options and future contracts during the respective years as well as timing of option purchases and expirations.

The average index credits to policyholders are as follows for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Average Crediting Rate	4%	6%	6%	2%	4%	1%
S&P 500 Index:
Point-to-point strategy	4%	4%	4%	4%	4%	1%
Monthly average strategy	4%	4%	4%	2%	3%	1%
Monthly point-to-point strategy	4%	10%	10%	1%	4%	—%
3 year high water mark	15%	13%	16%	15%	13%	16%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for the periods presented above were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Favorable index performance at different points in these periods caused favorable period-over-period changes in crediting rates for certain strategies and periods. Unfavorable index performance caused a decline in crediting rates in the monthly point-to-point strategy due to lower equity returns in the year ended December 31, 2018.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Surrender charges	$44	$3	$10	$7	$34	$22
Cost of insurance fees and other income	135	25	25	31	133	105
Total insurance and investment product fees and other	$179	$28	$35	$38	$167	$127

•
Insurance and investment product fees and other consists primarily of the cost of insurance ("COI") on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations).

•
Total insurance and investment product fees for the year ended December 31, 2018 were primarily driven by $84 GMWB rider fees and $61 COI charges on IUL policies, partially offset by unearned revenue deferrals. This growth is a result of growth in benefit base, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

•
Total insurance and investment product fees for the period from December 1, 2017 to December 31, 2017 were primarily driven by a $12 contract termination fee and $9 in total COI, policy rider fees and surrender charges.

•
Total insurance and investment product fees and other for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited) were GMWB rider fees of $13 and $15, respectively, and COI charges on IUL policies of $10 and $15, respectively. These charges were influenced by the growth in the life business over the past two years.

•
The $40 increase in total insurance and investment product fees and other in the Predecessor year ended September 30, 2017 compared to the Predecessor year ended September 30, 2016 was primarily due to increases in rider fees on FIA policies as well as increases in COI charges on IUL policies over the past year. GMWB rider fees increased $16 from the Predecessor year ended September 30, 2016 and the Predecessor year ended September 30, 2017. This growth is a result of growth in benefit base, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. The COI charges on IUL policies also increased $15 and $12 during the Predecessor year ended September 30, 2016 and the Predecessor year ended September 30, 2017, respectively, due to continued growth in the life business over the past two years.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
FIA embedded derivative impact	$(404)	$7	$39	$(136)	$6	$270
Index credits, interest credited & bonuses	688	28	151	112	649	316
Annuity payments	150	13	25	40	152	164
Other policy benefits and reserve movements	(12)	71	12	4	36	41
Change in fair value of reserve liabilities held at fair value	1	5	—	—	—	—
Total benefits and other changes in policy reserves	$423	$124	$227	$20	$843	$791

•
The FIA embedded derivative impact on reserve changes for the periods presented above are driven by changes in the equity markets and risk free rates during the respective periods. The rise in risk free rates reduced the FIA embedded derivative reserves by approximately $36 for the year ended December 31, 2018, a decline in risk free rates increased reserves by $8 for the period from December 1, 2017 to December 31, 2017, and a rise in risk free rates decreased reserves by $19 and $167 for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), respectively, with the remaining impacts for these periods from changes in the equity markets. The year ended December 31, 2018 also included a decrease of $5 related to annual surrender assumption update which impacted the reserve calculation. The change in equity markets also impacts the market value of the derivative assets hedging our FIA policies, as previously discussed.

•
For the Predecessor years ended September 30, 2017 and 2016, the change in longer duration risk free rates year over year decreased reserves by $167 and increased reserves by $97, respectively. Additionally, the reserve increase for the Predecessor year ended September 30, 2017 and 2016 included increases of $33 and $22, respectively, related to annual surrender assumption updates which impacted the FIA embedded derivative reserve calculation. The remaining impacts for these periods were the result of changes in the equity markets, which also impacts the market value of the derivative assets hedging our FIA policies.

•
Index credits, interest credited & bonuses changed during the periods presented primarily due to changes in the amount of index credits on FIA policies reflecting the fluctuation in performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related changes in the options and futures which fund FIA index credits. Increased index credits, interest credited & bonuses for the year ended December 31, 2018 also reflect increased sales volume for FIA products.

•
Increased other policy benefits and reserve movements for the period from December 1, 2017 to December 31, 2017 compared to other periods presented were primarily due to the inclusion of FSRC policy benefits and reserve movements of $47 and the effects of re-bifurcating of the FIA embedded derivative in December 2017.

Acquisition and operating expenses, net of deferrals
Below is a summary of acquisition and operating expenses, net of deferrals for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
General expenses	$150	$11	$47	$25	$120	$107
Acquisition expenses	348	27	44	92	310	325
Deferred acquisition costs	(317)	(22)	(40)	(89)	(293)	(313)
Total acquisition and operating expenses, net of deferrals	$181	$16	$51	$28	$137	$119

•
The increases in general operating expenses during the year ended December 31, 2018 were primarily influenced by planned headcount growth. Additionally, 2018 included integration and merger related expenses of $13, project costs of $7, and executive separation costs of $4.

•
Acquisition and operating expenses during the year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017 were largely driven by commissions, net of deferrals, paid for the acquisition of business as well as merger related expenses.

•
Acquisition and operating expenses for the Predecessor period from October 1, 2017 to November 30, 2017, were impacted by merger related expenses incurred in the period. Gross acquisition expenses for the Predecessor periods from October 1, 2017 to November 30, 2017 and October 1, 2016 to December 31, 2016 (unaudited) were $44 and $92, respectively, driven by commissions incurred related to annuity and IUL sales, partially offset by higher deferred acquisition costs.

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

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Amortization	$64	$8	$56	$136	$280	$126
Interest	(24)	(2)	(10)	(13)	(57)	(45)
Unlocking	9	—	(10)	—	(30)	(27)
Total amortization of intangibles	$49	$6	$36	$123	$193	$54

•
Amortization of intangibles is based on historical, current and future estimated gross profits (pre-tax operating income before amortization). Period-over-period changes in amortization were primarily the result of changes in actual gross profits ("AGPs") on the DAC and VOBA lines of business ("LOBs").

•
For the year ended December 31, 2018, AGPs on the DAC LOBs were driven primarily by net investment losses, partially offset by a decrease in the FIA embedded derivative liability. The unlocking during the period is the result of annual surrender assumption updates and equity market fluctuations.

•
For the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), AGPs were driven by net investment gains (losses), net investment income (loss) and changes in risk free rates which served to affect reserves. Interest changed period-over-period due to continued growth in our in force book of business.

•
The Predecessor years ended September 30, 2017 and 2016 included favorable unlocking, primarily from equity market fluctuations and aforementioned annual surrender assumption updates. The year over year increase in AGPs was primarily driven by an increase in net investment gains (losses), net investment income (loss) and an increase in the risk free rate which served to decrease reserves (see benefit and reserve discussion above). Interest increased year-over-year due to continued growth of our in force book of business.

Other items affecting net income
Interest expense
The interest expense and amortization of debt issuance costs of the Company's debt for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Debt	$29	$2	$3	$5	$19	$21
Revolving credit facility	2	—	1	1	5	1
Gain on extinguishment of debt	(2)	—	—	—	—	—
Total interest expense	$29	$2	$4	$6	$24	$22

•	Interest expense for the periods presented above reflects interest incurred on our debt and revolving credit facility for those periods.

•
The year ended December 31, 2018 reflects increased debt interest expense due to the April 2018 debt offering of the 5.50% Senior Notes, offset by a gain on the extinguishment of the Company's 6.375% Senior Notes.

•
The Predecessor year ended September 30, 2017 reflected increased revolver interest expense as the result of additional amounts drawn on the revolver during the fourth fiscal quarter of 2016 and the second fiscal quarter of 2017.

•	Refer to "Note 8. Debt" to our audited consolidated financial statements for additional details on our debt and revolving credit facility.

Income tax expense
Below is a summary of the major components included in Income tax expense for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Income before taxes	$29	$19	$44	$163	$333	$153

Income tax before valuation allowance and tax law impact	(22)	(8)	14	55	111	125
Change in tax law impact	—	131	—	—	—	—
Change in valuation allowance	38	(13)	2	—	(1)	(69)
Income tax	$16	$110	$16	$55	$110	$56
Effective rate	55%	579%	37%	34%	33%	37%

•
Income tax expense for the year ended December 31, 2018 was $16. The income tax expense was affected by the impact of the valuation allowance expense, partially offset by the benefit of low taxed international income in excess of the BEAT, and favorable permanent adjustments, including low income housing credits and the dividends received deduction.

•
Income tax expense for the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited) was $110, $16, and $55, respectively. The income tax expense for the period from December 1, 2017 to December 31, 2017 was affected by the write off of deferred tax assets due to the tax rate change from 35% to 21%. The income tax expense for the Predecessor period from October 1, 2017 to November 30, 2017 was affected by the impact of the valuation allowance expense, partially offset by the impact of positive permanent adjustments, including low income housing credits and dividends received deduction. The income tax expense for the Predecessor period from October 1, 2016 to December 31, 2016 was affected by the impact of positive permanent adjustments, including low income housing credits and dividends received deduction.

•
Income tax expense for the Predecessor year ended September 30, 2017 is $110, net of a valuation allowance release of $1, compared to income tax expense of $56 for the Predecessor year ended September 30, 2016, net of a valuation allowance release of $69. The increase in income tax expense of $54 from the Predecessor year ended September 30, 2016 to the Predecessor year ended September 30, 2017 was primarily due to an increase in pre-tax income of $180 year over year, partially offset by an increase in favorable permanent adjustments, including low income housing tax credits and dividends received deduction

In assessing the recoverability of our deferred tax assets, we regularly consider the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce our deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, we are required to make judgments and estimates related to projections of future profitability. These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies. We have recorded a partial valuation allowance of $154 against our gross deferred tax asset of $981 as of December 31, 2018.

We maintain a valuation allowance against the deferred tax assets of our non-life insurance company subsidiaries and FSRC. Our non-life insurance company subsidiaries and FSRC have a history of losses and insufficient sources of future income necessary to recognize any portion of their deferred tax assets. We also maintain a partial valuation allowance against US life companies' unrealized capital loss deferred tax assets to the extent that we do not have enough built in capital gain to offset the entire amount of the losses.

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

The primary impact on our 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% which required us to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment of the TCJA, as well as being subject to Base Erosion Anti-Abuse Tax or BEAT provisions in 2018. Other provisions of U.S. tax reform that impacted us effective January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) modifications method of computing reserves for any life insurance contract; and 3) extension of the DAC capitalization period to 15 years.

AOI
The table below shows the adjustments made to reconcile net income to our AOI for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Net income (loss)	$13	$(91)	$28	$108	$223	$97
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets (a)	288	—	(6)	(1)	13	9
Impacts related to changes in the fair values of FIA related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impacts of assumed reinsurance by our international subsidiaries (a) (b)	(25)	(8)	(10)	(92)	(95)	54
Effect of change in fair value of reinsurance related embedded derivative, net of offsets (a) (c)	—	—	(1)	(10)	11	37
Effects of integration, merger related & other non-operating items	40	(8)	29	—	—	—
Effects of extinguishment of debt	(2)	—	—	—	—	—
Tax effect of affiliated reinsurance embedded derivative	—	(20)	—	—	—	—
Net impact of Tax Cuts and Jobs Act (d)	3	131	—	—	—	—
Tax impact of adjusting items	(31)	(1)	(4)	36	25	(35)
AOI	$286	$3	$36	$41	$177	$162
(a) Amounts are net of offsets related to value of business acquired ("VOBA"), deferred acquisition cost ("DAC"), deferred sale inducement ("DSI"), and unearned revenue ("UREV") amortization, as applicable.
(b) The updated definition of AOI removes the impact of fair value accounting of FIA products for periods after December 31, 2017 and the fair value accounting impacts of assumed reinsurance by our international subsidiaries for periods after September 30, 2018. Included in the one-month period ended 12/31/17 is the impact of the immaterial error resulting from the model code error, net of VOBA amortization.
(c) Adjustment not applicable for periods from December 31, 2017 through September 30, 2018, subsequent to the Business Combination as the affiliated reinsurance agreement and related activity are eliminated via consolidation for U.S. GAAP reporting.
(d) The Company recorded an immaterial out of period adjustment related to the December 1, 2017 fair value of the deferred income tax valuation allowance acquired from the Business Combination.  See "Note 2. Significant Accounting Policies and Practices" for additional information.

•
AOI was $286 for year ended December 31, 2018. Included in these results were favorable items related to $24 net tax benefit realized upon recapture of affiliated reinsurance (pursuant to a tax reform strategy), $22 single premium immediate annuity ("SPIA") and other reserve adjustments, $5 bond prepay income and other; partially offset by $9 unfavorable market movement on futures contracts held to fund interest credits and $5 project costs.

•
AOI was $3 for the period from December 1, 2017 to December 31, 2017. Included in these results were $(9) of net expense from higher VOBA amortization from unlocking and equity market fluctuations and $(2) of unfavorable SPIA and other reserve adjustments.

•
AOI was $36 and $41 for the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), respectively. Included in the Predecessor period from October 1, 2017 to November 30, 2017 and the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited) was $4, and $0, respectively, of net benefit from lower DAC amortization from unlocking and equity market fluctuations, $1 and $2, respectively, of net favorable single premium immediate annuity ("SPIA") and other reserve adjustments, and $0 and $2, respectively, of bond prepayment income and lower tax expenses.

•
AOI increased $15 from $162 to $177 in the Predecessor year ended September 30, 2017. The current year results included approximately $18 net benefit from lower DAC amortization from unlocking and equity market fluctuations, and annual assumption review, $5 net favorable SPIA and other reserve adjustments, and $4 bond prepayment income and lower tax expense, partially offset by $11 higher expense related to the pending merger transaction and legacy incentive compensation plans. Comparatively, the Predecessor year ended September 30, 2016 AOI included approximately $17 of net favorable adjustments, related to lower DAC amortization and reserve changes, primarily due to equity market fluctuations and annual assumption updates; $7 of net favorable performance in the immediate annuity product line and other reserve movements; and $6 of bond prepayment income; partially offsetting these favorable items were $4 of expenses related to merger transaction costs and $2 of stock compensation expense related to our Performance Restricted Stock Units which were reclassified from an equity plan to a liability plan in the fourth quarter of 2016 (refer to “Note 10. Stock Compensation” to our audited consolidated financial statements for additional details).

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
As of December 31, 2018 and December 31, 2017, the fair value of our investment portfolio was approximately $24 billion and $24 billion, respectively, and was divided among the following asset class and sectors:

	December 31, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$119	—%	$84	1%
United States Government sponsored entities	106	—%	122	1%
United States municipalities, states and territories	1,187	5%	1,747	7%
Foreign Governments	121	1%	197	1%
Corporate securities:
Finance, insurance and real estate	4,113	17%	5,500	23%
Manufacturing, construction and mining	574	2%	1,002	4%
Utilities, energy and related sectors	2,281	10%	2,281	10%
Wholesale/retail trade	1,376	6%	1,428	6%
Services, media and other	2,037	9%	2,359	10%
Hybrid securities	901	4%	1,067	4%
Non-agency residential mortgage-backed securities	925	4%	1,155	5%
Commercial mortgage-backed securities	2,537	10%	956	4%
Asset-backed securities	4,832	20%	3,065	13%
Total fixed maturity available for sale securities	21,109	88%	20,963	89%
Equity securities (a)	1,382	6%	1,388	6%
Commercial mortgage loans	483	2%	549	2%
Residential mortgage loans	187	1%	—	—%
Other (primarily derivatives and FHLB common stock)	748	3%	678	3%
Short term investments	—	—%	25	—%
Total Investments	$23,909	100%	$23,603	100%
(a) Includes investment grade non-redeemable preferred stocks ($1,208 and $1,194, respectively) and Federal Home Loan Bank of Atlanta common stock ($42 at December 31, 2017) Federal Home Loan Bank of Atlanta common stock was reclassed on January 1, 2018 from "Equity securities" to "Other invested assets".
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

As of December 31, 2018 and December 31, 2017, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $21 billion and $21 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	December 31, 2018		December 31, 2017
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$627	3%	$658	3%
AA	1,415	7%	2,036	10%
A	5,354	25%	5,834	28%
BBB	8,328	39%	8,085	38%
Not rated (c)	3,612	17%	2,296	11%
Total investment grade	19,336	91%	18,909	90%
BB (a)	1,307	6%	943	5%
B and below (b)	351	2%	1,076	5%
Not rated (c)	115	1%	35	—%
Total below investment grade	1,773	9%	2,054	10%
Total	$21,109	100%	$20,963	100%
(a) Includes $17 and $47 at December 31, 2018 and December 31, 2017, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $175 and $853 at December 31, 2018 and December 31, 2017, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(c) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
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

The tables below present our fixed maturity securities by NAIC designation as of December 31, 2018 and December 31, 2017:

	December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,245	$10,928	52%
2	9,677	9,003	43%
3	1,064	967	4%
4	155	139	1%
5	71	65	—%
6	7	7	—%
Total	$22,219	$21,109	100%

	December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,046	$11,109	53%
2	8,563	8,619	41%
3	1,036	1,037	5%
4	136	136	1%
5	65	61	—%
6	1	1	—%
Total	$20,847	$20,963	100%

Investment Industry Concentration
The tables below presents the fair value of the top ten industry categories of our fixed maturity, equity securities, FHLB common stock, and percent of total fixed maturity and equity securities, including FHLB common stock fair value as of December 31, 2018 and December 31, 2017:

	December 31, 2018
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,283	15%
Banking	2,491	11%
Whole loan collateralized mortgage obligation ("CMO")	2,234	10%
ABS Other	1,545	7%
Life insurance	1,376	6%
Municipal	1,187	5%
Electric	939	4%
CMBS	874	4%
Pipelines	812	4%
Property and casualty insurance	542	2%
Grand Total	$15,283	68%

	December 31, 2017
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,851	13%
ABS CLO	2,078	9%
Municipal	1,977	9%
Life insurance	1,514	7%
Electric	1,097	5%
Property and casualty insurance	1,006	5%
ABS Other	980	4%
Whole loan CMO	834	4%
CMBS	791	3%
Other financial institutions	781	3%
Grand Total	$13,909	62%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2018 and December 31, 2017, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$191	$191	$268	$268
Due after one year through five years	817	794	2,087	2,086
Due after five years through ten years	2,219	2,137	3,127	3,126
Due after ten years	10,443	9,587	10,069	10,185
Subtotal	$13,670	$12,709	$15,551	$15,665
Other securities which provide for periodic payments:
Asset-backed securities	$4,954	$4,832	$3,061	$3,065
Commercial mortgage-backed securities	2,568	2,537	956	956
Structured hybrids	—	—	—	—
Residential mortgage-backed securities	1,027	1,031	1,279	1,277
Subtotal	$8,549	$8,400	$5,296	$5,298
Total fixed maturity available-for-sale securities	$22,219	$21,109	$20,847	$20,963

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $104 and $163 as of December 31, 2018, respectively, and $267 and $689 as of December 31, 2017, respectively.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$245	92%	$929	96%
2	18	7%	17	2%
3	—	—%	5	1%
4	4	1%	—	—%
5	—	—%	5	1%
6	—	—%	—	—%
Total	$267	100%	$956	100%

NRSRO:
AAA	$35	13%	$43	4%
AA	11	4%	11	1%
A	25	9%	36	4%
BBB	20	8%	67	7%
BB and below	176	66%	799	84%
Total	$267	100%	$956	100%

Vintage:
2017	$12	4%	$12	1%
2016	15	6%	15	2%
2007	51	19%	199	21%
2006	63	24%	346	36%
2005 and prior	126	47%	384	40%
Total	$267	100%	$956	100%

ABS Exposure
As of December 31, 2018 and December 31, 2017, our ABS exposure was largely composed of CLOs, which comprised 68% and 68%, respectively, of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
As of December 31, 2018, the non-CLO exposure represents 32% of total ABS assets, or 6% of total invested assets, and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(128) and $6, respectively. As of December 31, 2017, the non-CLO exposure represented 32% of total ABS assets, or 4% of total invested assets, and the CLO and non-CLO positions were trading at a net unrealized gain position of $3 and $0, respectively. The following tables summarize our ABS exposure.

	December 31, 2018		December 31, 2017
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$3,283	68%	$2,078	68%
ABS auto	1	—%	4	—%
ABS credit card	3	—%	3	—%
ABS other	1,545	32%	980	32%
Total ABS	$4,832	100%	$3,065	100%
Commercial Mortgage Loans
We rate all CMLs to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in "Net realized capital gains (losses)" in the Consolidated Statements of Operations.
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are utilized as part of the review process described above. As of December 31, 2018, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.25 times, and a weighted average LTV ratio of 46%. See "Note 4. Investments" to our audited consolidated financial statements for additional information regarding our LTV and DSC ratios.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2018 and December 31, 2017, were as follows:

	December 31, 2018
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	15	$120	$(1)	$119
United States Government sponsored agencies	71	88	(2)	86
United States municipalities, states and territories	103	1,054	(32)	1,022
Foreign Governments	15	123	(8)	115
Corporate securities:
Finance, insurance and real estate	300	3,721	(230)	3,491
Manufacturing, construction and mining	86	613	(57)	556
Utilities, energy and related sectors	234	2,347	(222)	2,125
Wholesale/retail trade	209	1,469	(144)	1,325
Services, media and other	261	2,179	(195)	1,984
Hybrid securities	65	956	(91)	865
Non-agency residential mortgage backed securities	110	249	(6)	243
Commercial mortgage backed securities	204	1,768	(40)	1,728
Asset backed securities	419	3,704	(137)	3,567
Total fixed maturity available for sale securities	2,092	18,391	(1,165)	17,226
Equity securities	95	1,523	(145)	1,378
Total investments	2,187	$19,914	$(1,310)	$18,604

	December 31, 2017
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$74	$—	$74
United States Government sponsored agencies	54	58	(1)	57
United States municipalities, states and territories	46	286	(1)	285
Foreign Governments	9	141	(1)	140
Corporate securities:
Finance, insurance and real estate	183	1,914	(5)	1,909
Manufacturing, construction and mining	50	290	(2)	288
Utilities, energy and related sectors	70	506	(6)	500
Wholesale/retail trade	115	610	(2)	608
Services, media and other	98	513	(4)	509
Hybrid securities	27	269	(3)	266
Non-agency residential mortgage backed securities	205	884	(2)	882
Commercial mortgage backed securities	64	479	(1)	478
Asset backed securities	236	1,947	(3)	1,944
Total fixed maturity available for sale securities	1,166	7,971	(31)	7,940
Equity securities	58	805	(7)	798
Total investments	1,224	$8,776	$(38)	$8,738

The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of December 31, 2018 and December 31, 2017 was $1,310 and $38, respectively. The gross unrealized position increased $1,272 from December 31, 2017 to December 31, 2018. Most components of the portfolio exhibited price declines as credit spreads widened. Floating rate notes generally increased in value as LIBOR climbed through the year in response to interest rate increases from the US Federal Reserve Bank. The total book value of all securities in an unrealized loss position was $19,914 and $8,776 as of December 31, 2018 and December 31, 2017, respectively. The total book value of all securities in an unrealized loss position increased 127% from December 31, 2017 to December 31, 2018. The average market value/book value of corporate bonds in an unrealized loss position was 92% and 99% as of December 31, 2018 and December 31, 2017, respectively. In aggregate, corporate bonds represented 65% and 50% of the total unrealized loss position as of December 31, 2018 and December 31, 2017, respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $219 and an amortized cost of $227 as of December 31, 2018) and special revenue bonds (fair value of $968 and amortized cost of $989 as of December 31, 2018).
Across all municipal bonds, the largest issuer represented 10% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 92% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2018 and December 31, 2017, were as follows:

	December 31, 2018
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	3	$23	$18	$(5)
Six months or more and less than twelve months	10	72	55	(17)
Twelve months or greater	4	25	19	(6)
Total investment grade	17	120	92	(28)

Below investment grade:
Less than six months	3	11	9	(2)
Six months or more and less than twelve months	9	31	22	(9)
Twelve months or greater	5	12	9	(3)
Total below investment grade	17	54	40	(14)
Total	34	$174	$132	$(42)

December 31, 2017
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—

Below investment grade:
Less than six months	1	13	10	(3)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	1	13	10	(3)
Total	1	$13	$10	$(3)

OTTI and Watch List
At December 31, 2018 and December 31, 2017, our watch list included 34 and 1 securities, respectively, in an unrealized loss position with an amortized cost of $174 and $13, unrealized losses of $42 and $3, and a fair value of $132 and $10, respectively. As part of the OTTI analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations
•its ability to continue to meet these obligations
•its existing cash available
•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the December 31, 2018 and December 31, 2017 carrying values were fully recoverable.
There were 4 and 0 structured securities with a fair value of $6 and $0 on the watch list to which we had potential credit exposure as of December 31, 2018 and December 31, 2017, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the December 31, 2018 and December 31, 2017 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of December 31, 2018, December 31, 2017.
As of December 31, 2018 and December 31, 2017, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2018, refer to "Note 4. Investments" to our audited consolidated financial statements.
Net Investment Income and Net Investment Gains (Losses)
For discussion regarding our net investment income and net investment gains (losses) refer to "Note 4. Investments" to our audited consolidated financial statements.
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

Liquidity and Capital Resources
Liquidity and Cash Flow
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided cash of $897 in the year ended December 31, 2018. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL Holdings. As a holding company with no operations of its own, FGL Holdings derives its cash primarily from its insurance subsidiaries and CF Bermuda, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to FGL Holdings.
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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities for the periods presented:

(Dollars in millions)	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
Cash provided by (used in):			Predecessor	Predecessor	Predecessor	Predecessor
Operating activities	$897	$85	$79	$72	$237	$365
Investing activities	(2,280)	(22)	(175)	(594)	(1,217)	(1,186)
Financing activities	739	45	135	290	1,001	1,183
Net increase (decrease) in cash and cash equivalents	$(644)	$108	$39	$(232)	$21	$362
Operating Activities
Cash provided by operating activities for the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, Predecessor period from October 1, 2017 to November 30, 2017, and Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), were principally due to receipt of investment income, offset by deferred acquisition costs. For the year ended December 31, 2018, net investment income receipts of $1,144 were partially offset by deferred acquisition costs of $418.
The $128 decline in cash provided by operating activities for the Predecessor year ended September 30, 2017 from the Predecessor year ended September 30, 2016 was principally due to an increase of $107 in cash taxes paid primarily related to the reinsurance agreement the Company entered into with Hannover Re, effective January 1, 2017.
Investing Activities
Cash used in investing activities for the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, Predecessor period from October 1, 2017 to November 30, 2017, and Predecessor period from October 1, 2016 to December 31, 2016 (unaudited) was principally due to the purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments, as a result of the Company's portfolio repositioning. The year ended December 31, 2018 also included a $57 contingent purchase price payment related to the section 338(h)(10) election payment made to HRG Group Inc. (“HRG”; NYSE: HRG) as the result of the November 30, 2017 merger.
Cash used in investing activities for the Predecessor year ended September 30, 2017, as compared to cash used in investing activities for the Predecessor year ended September 30, 2016 decreased $31 principally due to a $34 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments. This increase was partially offset by a $4 decrease in capital expenditures.

Financing Activities
Cash provided by financing activities for the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, Predecessor period from October 1, 2017 to November 30, 2017, and Predecessor period from October 1, 2016 to December 31, 2016 (unaudited) was related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments. The year ended December 31, 2018 reflects the $547 proceeds from the issuance of the 5.50% Senior Notes offset by $440 retirement and paydown of the previous debt and revolving credit facility and the $66 cash paid upon warrant tender including capitalized warrant tender costs. Additionally, the Company retired and paid down $105 on the revolving credit facility entered into by FGLH on August 26, 2014, and subsequently made a $105 draw on the revolving credit facility entered into by FGLH and CF Bermuda on November 30, 2017.
Cash provided by financing activities for the Predecessor year ended September 30, 2017 compared to cash provided by financing activities for the Predecessor year ended September 30, 2016 decreased $182 primarily related to the $95 decrease in cash during 2017 due to a $100 draw on a revolving credit facility during Fiscal 2016, compared to a draw of $5 during Fiscal 2017. The remaining decrease was largely related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments, which decreased $85 in the Predecessor year ended September 30, 2017 compared to the Predecessor year ended September 30, 2016.

Sources of Cash Flow
Dividends from Insurance Subsidiaries, Statutory Capital and Risk-Based Capital
The Company’s insurance subsidiaries domiciled in the U.S. are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require regulatory approval. Based on statutory results as of December 31, 2018, in accordance with applicable dividend restrictions, the Company’s subsidiaries may not pay “ordinary” dividends to FGLH in 2019. In February 2018, upon approval by the Iowa Commissioner, FGL Insurance declared and paid extraordinary dividends of $60 to its Parent, FGLH. Pursuant to an order issued in connection with the approval of the Merger Agreement by the Iowa Commissioner on November 28, 2017, FGL Insurance shall not pay any dividend or other distribution to shareholders prior to November 28, 2021 without the prior approval of the Iowa Commissioner.
FGL Insurance and FGL NY Insurance are subject to minimum RBC requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and levels of premium activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC, as defined by the NAIC, to RBC requirements, as defined by the NAIC. FGL Insurance and FGL NY Insurance exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. RBC is an important factor in the determination of the financial strength ratings of FGL Insurance.
FGL Insurance and FGL NY Insurance are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile of the respective insurance subsidiary. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus.

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
Statutory capital and surplus of FGL Insurance and our other insurance subsidiaries is as follows for the periods presented:

(Dollars in millions)	As of December 31, 2018	As of December 31, 2017
Subsidiary Name:
F&G Life Re Ltd	$2	$813
FSRC (a)	73	101
F&G Reinsurance Ltd	38	N/A
Fidelity & Guaranty Life Insurance Company	1,545	919
Fidelity & Guaranty Life Insurance Company of New York	85	89
Raven Reinsurance Company	94	97
(a) For the period as of December 31, 2017, FSRC & F&G Re are presented combined in this line, consistent with the companies' standalone financial reporting for that period
We monitor the ratio of our insurance subsidiaries’ TAC to company action level risk-based capital (“CAL”). A ratio in excess of either (i) 100% or (ii) 150% if there is a negative trend, indicates that the insurance subsidiary is not required to take any corrective actions to increase capital levels at the direction of the applicable state of domicile.
The ratio of TAC to CAL for FGL Insurance and FGL NY Insurance is set out below for the periods presented:

	As of December 31, 2018			As of December 31, 2017
(Dollars in millions)	CAL	TAC	Ratio	CAL	TAC	Ratio
Fidelity & Guaranty Life Insurance Company	$380	$1,699	447%	$214	$1,068	499%
Fidelity & Guaranty Life Insurance Company of New York	10	88	903%	9	92	1,033%

Debt
During the year ended December 31, 2018, FGLH completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025, issued at 99.5% for proceeds of $547. The Company also has a credit agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. Refer to "Note 8. Debt" to our audited consolidated financial statements for further details regarding the Company's Senior Notes and revolving credit agreement.
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
Debt Covenants
The Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of FGLH, CF Bermuda and their subsidiaries to incur additional indebtedness, incur or become subject to liens, dispose of assets, make investments, dividends or distributions or repurchases of certain equity interests or prepayments of certain indebtedness, enter into certain transactions with affiliates, undergo fundamental changes, enter into certain restrictive agreements, and change certain accounting policies or reporting practices. The Credit Agreement also contains certain affirmative covenants, including financial and other reporting requirements. In addition, the Credit Agreement includes the following financial maintenance covenants: (a) minimum total shareholders’ equity of CF Bermuda and its consolidated subsidiaries at the end of each fiscal quarter of the sum of (i) the greater of (x) 70% of the total shareholders’ equity of CF Bermuda as of the Closing Date and (y) $1.19 billion plus (ii) 50% of the consolidated net income (loss) of CF Bermuda and its consolidated subsidiaries since the first day of the first fiscal quarter after November 30, 2017 plus (iii) 50% of all equity issuances of CF Bermuda after November 30, 2017; (b) maximum debt to total capitalization ratio of CF Bermuda at the end of each fiscal quarter of 0.35 to 1.00 for CF Bermuda and its consolidated subsidiaries; (c) a minimum aggregate risk-based capital ratio of FGL Insurance, at the end of each fiscal quarter, of 300%; and (d) total shareholder’s equity of F&G Life Re, of 60% of the total shareholder’s equity of F&G Life Re, as measured after the capitalization of F&G Life Re in connection with the Business Combination and related transactions. As of the date of this filing, FGLH and CF Bermuda are in compliance with all such covenants.
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

Credit Ratings

The indicative credit ratings published by the primary rating agencies are set forth below. Securities are rated at the time of issuance so actual ratings may differ from the indicative ratings. There may be other rating agencies that also provide credit ratings, which we do not disclose in our reports. Our current financial strength ratings of our principal insurance subsidiaries are described in section titled “Ratings” in Item 1. Business.

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

A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described in section titled “Ratings” in Item 1. Business. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we can maintain these ratings. Each rating should be evaluated independently of any other rating.

Preferred Stock
Our amended and restated memorandum of association and articles of association provide that we have the authority to issue 100,000,000 preferred shares, including the 275,000 shares of Series A Preferred Shares and the 100,000 Series B Preferred Shares issued on November 30, 2017. Subject to certain consent rights of the holders of the Series A Preferred Shares and the Series B Preferred Shares, we may issue additional series of preferred shares that would rank on parity with the Series A Preferred Shares and the Series B Preferred Shares as to liquidation preference. Under our amended and restated articles of association, our board of directs has the authority, subject to the provisions, if any, in our amended and restated memorandum of association and any rights attached to any existing shares, to issue preferred shares and to fix the preferred, deferred or other rights or restrictions, whether in regard to dividends or other distributions, voting, return of capital or otherwise, including varying such rights at such times and on such other terms as the board of directors thinks proper.
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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2018 and December 31, 2017, we had $878 and $642 in non-putable funding agreements, respectively, included under contract owner account balances on our consolidated balance sheet. As of December 31, 2018 and December 31, 2017, we had assets with a market value of approximately $1,414 and $715, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts
Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2018 and December 31, 2017, $59 and $467 collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Uses of Cash Flow
Contractual Obligations
The following table summarizes, as of December 31, 2018, our contractual obligations that were fixed and determinable and the payments due under those obligations in the following periods.

	Payment Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Annuity and universal life products (a)	$34,424	$2,704	$4,621	$5,021	$22,078
Operating leases	4	2	2	—	—
Debt	550	—	—	—	550
Revolver	—	—	—	—	—
Interest expense	197	30	61	61	45
Total	$35,175	$2,736	$4,684	$5,082	$22,673

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
In December 2018, the Company's board of directors authorized a share repurchase program of up to $150 of the Company's outstanding ordinary shares. This program will expire on December 15, 2020, and may be modified at any time. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.
In December 2018, the Company’s board of directors approved the implementation of a quarterly cash dividend of $0.01 per ordinary share, beginning in the first quarter of fiscal year 2019. The dividend equates to $0.04 per share on a full-year basis. In the Predecessor year ended September 30, 2017, four equal dividend payments of $4 were paid to shareholders outstanding during December 2016, March 2017, June 2017, and August 2017. In the Predecessor year ended September 30, 2016, four equal dividend payments of $4 were paid to shareholders outstanding during December 2015, March 2016, May 2016, and August 2016.
On December 19, 2018, the Company's Board of Directors has authorized a share repurchase program of up to $150 of the Company's outstanding common stock. This program will expire on December 15, 2020, and may be modified at any time. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.
At December 31, 2018, the Company has repurchased 600 thousand shares for a total cost of $4.
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
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. The Credit Agreement provides a letter of credit sub-facility in a maximum amount of $20. The borrowers are permitted to use the proceeds of the loans under the Credit Agreement for working capital, growth initiatives and general corporate purposes, as well as to pay fees, commissions and expenses incurred in connection with the Credit Agreement and the transactions contemplated thereby. Amounts borrowed under the Credit Agreement may be reborrowed until the maturity date or termination of commitments under the Credit Agreement. The borrowers may increase the maximum amount of availability under the Credit Agreement from time to time by up to an aggregate amount not to exceed $50, subject to certain conditions, including the consent of the lenders participating in each such increase. As of December 31, 2018, the Company had not drawn on the revolver.

The Company has unfunded investment commitments as of December 31, 2018 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to "Note 4. Investments" and "Note 12. Commitments and Contingencies" to our audited consolidated financial statements for additional details on unfunded investment commitments.

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
As part of our ALM program, we have made a significant effort to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. Our ALM strategy is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of our effort to manage interest rate risk has been to structure the investment portfolio with cash flow characteristics that are consistent with the cash flow characteristics of the insurance liabilities. We use actuarial models to simulate the cash flows expected from the existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. Duration measures the price sensitivity of a security to a small change in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2018, is summarized as follows:

(Dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$8,922	36%
5-9	7,300	29%
10-14	7,533	30%
15-19	1,301	5%
20-25	25	—%
Total	$25,081	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $21 billion and $21 billion at December 31, 2018 and December 31, 2017, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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

For information regarding the Company's exposure to credit loss on the call options it holds, refer to "Note 5. Derivative Financial Instruments" to our audited consolidated financial statements.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of December 31, 2018:

(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Re	$1,543	A+	Not Rated	Not Rated
Kubera Insurance (SAC) Ltd	758	Not Rated	Not Rated	Not Rated
Security Life of Denver	161	A	A	A2
Hannover Re	125	A+	AA-	Not Rated
London Life	109	A+	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2018 that would require an allowance for uncollectible amounts.
Through FSRC and F&G Re, the Company is exposed to insurance counterparty risk, which is the potential for FSRC and F&G Re to incur losses due to a client or partner becoming distressed or insolvent. This includes run-on-the-bank risk and collection risk. The run-on-the-bank risk is that a client’s in force block incurs substantial surrenders and/or lapses due to credit impairment, reputation damage or other market changes affecting the counterparty. Substantially higher than expected surrenders and/or lapses could result in inadequate in force business to recover cash paid out for acquisition costs. The collection risk for clients includes their inability to satisfy a reinsurance agreement because the right of offset is disallowed by the receivership court; the reinsurance contract is rejected by the receiver, resulting in a premature termination of the contract; and/or the security supporting the transaction becomes unavailable to FSRC and F&G Re.
FSRC and F&G Re are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FSRC and F&G Re’s funds withheld receivables portfolio that consists primarily of debt and equity securities. FSRC and F&G Re’s credit risk materializes primarily as impairment losses. FSRC and F&G Re are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where FSRC and F&G Re expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FSRC and F&G Re’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
FSRC and F&G Re assume reinsurance business from counterparties that seek to manage the risk of default and rating migration by applying credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, FSRC and F&G Re’s reinsurance counterparties diversify their exposure by issuer and country, using rating based issuer and country limits and set investment constraints that limit its exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, FSRC and F&G Re have portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.

Equity Price Risk
We are primarily exposed to equity price risk through certain insurance products, specifically those products with GMWB. We offer a variety of FIA contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net income (loss). The rate of amortization of intangibles related to FIA products and the cost of providing GMWB could also increase if equity market performance is worse than assumed.
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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the year ended December 31, 2018, and the period from December 1, 2017 to December 31, 2017, the annual index credits to policyholders on their anniversaries were $379 and $55, respectively. Proceeds received at expiration on options related to such credits were $384 and $55, respectively.
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
If interest rates were to increase 100 basis points from levels at December 31, 2018, the estimated fair value of our fixed maturity securities would decrease by approximately $1,479. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 21% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $1,168 in AOCI and a decrease of $1,129 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at December 31, 2018, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $231.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $138, our call option investments to decrease by approximately $10 based on equity positions and our FIA embedded derivative liability to decrease by approximately $9 as of December 31, 2018. Due to the adoption of ASU 2016-01, the 10% decline in market value of our equity securities would affect current earnings. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing intangibles.
Item 8. Financial Statements and Supplementary Data
The Reports of the Independent Registered Public Accounting Firm, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s consolidated financial statements appears on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
The Company's management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2018 in accordance with the COSO criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2018, management executed the previously disclosed remediation plan relative to the material weakness identified during the quarter ended June 30, 2018. Management implemented a redesigned control associated with the identification of securities requiring analysis as to debt and equity classification under ASC 320, including validation of data, assumptions and other inputs to ensure a complete analysis has been performed. During the quarter ended December 31, 2018, management implemented the remediation plan, tested the redesigned control associated with the identification of securities requiring analysis as to debt and equity classification under ASC 320 and concluded the material weakness has been remediated.
Except with respect to the changes in connection with our implementation of the remediation plan discussed above, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information regarding Directors of the Company is incorporated by reference from the discussion under the headings “Proposal No. 1 - Election of Directors”, “Director Nominees and Continuing Directors”, “Nominees for Election as Directors” and “Continuing Directors” in the Company’s definitive proxy statement (the “2019 Proxy Statement”) for the 2019 annual general meeting of shareholders (the “2019 Annual Meeting of Shareholders”), a copy of which will be filed not later than 120 days after December 31, 2018.
Executive Officers
Information regarding Executive Officers of the Company is incorporated by reference from the discussion under the heading “Executive Officers” in the Company’s 2019 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement.
Code of Ethics
Information regarding the Company’s Code of Conduct and Ethics is incorporated by reference from the discussion under the heading “Corporate Governance Guidelines and Code of Ethics and Business Conduct” in the Company’s 2019 Proxy Statement.
Director Nominations
Information regarding material changes, if any, to the procedures by which the Company’s stockholders may recommend nominees to the Company’s board of directors is incorporated by reference from the discussion under the heading “Proposal No. 1 - Election of Directors” in the Company’s 2019 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the headings “Information About Committees of Our Board, Audit Committee” and “Audit Committee Report” in the Company’s 2019 Proxy Statement.

Item 11. Executive Compensation
Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Non-Employee Director Compensation”, and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on the securities authorized for issuance under the Company’s compensation plans (including any individual compensation arrangements) is incorporated by reference from the discussion under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2019 Proxy Statement.
Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the heading “Certain Relationships and Related Party Transactions” in the Company’s 2019 Proxy Statement.
Information concerning director independence is incorporated by reference from the discussion under the heading “Directors Independence” in the Company’s 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information concerning the fees for professional services rendered by the Company’s independent registered public accounting firm and the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Principal Accountant Fees and Services” in the Company’s 2019 Proxy Statement.

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

4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 1, 2017).
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

4.5
Indenture, dated April 20, 2018, among Fidelity Guaranty & Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 25, 2018 (File No. 001-37779)).

4.6
Supplemental Indenture, dated April 20, 2018, among Fidelity & Guaranty Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 25, 2018 (File No. 001-37779)).

4.7	Form of 5.50% Note due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2018 (File No. 001-37779)).
10.1
Letter Agreement, dated May 19, 2016, by and among CF Corporation, CF Capital Growth, LLC, Chinh E. Chu, William P. Foley, II, James A. Quella, Douglas B. Newton, David Ducommun and Richard N. Massey (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by CF Corporation on May 25, 2016 (File No. 001-37779)).

10.2
Letter Agreement, dated May 17, 2017, by and between CF Corporation and Keith W. Abell (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by CF Corporation on May 18, 2017 (File No. 001-37779)).

10.3
Investment Management Trust Agreement, dated May 19, 2016, by and between CF Corporation and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K, filed by CF Corporation on May 25, 2016 (File No. 001-37779)).

10.4
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

10.8
Securities Subscription Agreement, dated February 29, 2016, between CF Capital Growth, LLC (f/k/a CF Capital Partners, LLC) and CF Corporation (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed by CF Corporation on April 21, 2016 (File No. 333-210854)).

10.9	Form of Forward Purchase Agreement (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1/A filed by CF Corporation on May 3, 2016 (File No. 333-210854)).
10.10
Form of Amendment to Forward Purchase Agreement, dated as of May 24, 2017, by and among CF Corporation, the investor listed as the purchaser on the signature page thereof and CF Capital Growth, LLC (incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.11
Forward Purchase Agreement, dated as of April 18, 2016, among the Registrant, CFS Holdings (Cayman), L.P. and CF Capital Growth, LLC, as amended (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1, filed by CF Corporation on May 3, 2016 (File No. 333-210854)).

10.12
Indemnity Agreement, dated May 19, 2016, between the Registrant and Chinh E. Chu (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 (File No. 001-37779)).

10.13
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

10.17
Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and Blackstone Tactical Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.18
Equity Commitment Letter, dated as of May 24, 2017, by and among CF Corporation and Blackstone Tactical Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.19
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

10.30
Letter Agreement, dated as of May 24, 2017, by and among CF Corporation, FS Holdco II Ltd, HRG Group, Inc. and FGL US Holdings Inc. (incorporated by reference to Exhibit 10.14 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).

10.31	Form of Additional Equity Purchase Agreement (incorporated by reference to Exhibit 10.17 of the Quarterly Report on Form 10-Q filed by CF Corporation on August 14, 2017 (File No. 001-37779)).
10.32
Equity Purchase Agreement, dated as of November 29, 2017, by and between the Company and CFS Holdings II (Cayman), L.P. (incorporated by reference to Exhibit 10.28 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.33
Equity Purchase Agreement, dated as of November 29, 2017, by and between the Company and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.29 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.34
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

10.42
Investment Management Agreement, dated as of November 30, 2017, by and between Front Street Re (Cayman) Ltd and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.38 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

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

10.46*	Letter Amendment No. 1 to Letter Agreement, dated as of November 2, 2018, by and between FGL Holdings, Blackstone Tactical Opportunities Advisors LLC and Fidelity National Financial, Inc.
10.47
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

10.51
FGL Holdings 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on February 16, 2018 (File No. 333-23085)). +

10.52*	Form of Non-Statutory Stock Option Agreement (Initial Grant) under the FGL Holdings 2017 Omnibus Incentive Plan. +
10.53*	Form of Non-Statutory Stock Option Agreement (Stretch Grant) under the FGL Holdings 2017 Omnibus Incentive Plan. +

10.54
Employment Agreement, dated January 27, 2014, between Dennis Vigneau and Fidelity & Guaranty Life Business Services, Inc. (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on January 28, 2014 (File No. 001-36227)). +

10.55
Amended and Restated Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and John P. O’Shaughnessy (incorporated by reference to Exhibit 10.38 of Fidelity & Guaranty Life’s Current Report Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)). +

10.56
Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and John Phelps (incorporated by reference to Exhibit 10.39 of Fidelity & Guaranty Life’s Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)). +

10.57
Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and Wendy J.B. Young (incorporated by reference to Exhibit 10.41 of Fidelity & Guaranty Life’s Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.58*	Form of Director and Officer Indemnification Agreement. +
10.59
Credit Agreement between Fidelity & Guaranty Life Holdings, Inc. as borrower, the Company as guarantor, and RBC Capital Markets and Credit Suisse Securities (USA) LLC together as joint lead arrangers for the lenders, dated as of August 26, 2014 (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).

10.60
Second Amendment to Credit Agreement dated as of July 17, 2017 by and among Fidelity & Guaranty Life Holdings, Inc., each of the lenders from time to time party thereto and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Form 8-K, filed on July 21, 2017 (File No. 001-36227)).

10.61	Revolving Loan Note, dated August 26, 2014 (incorporated by reference to Exhibit 10.2 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).
10.62
Guarantee Agreement, dated as of August 26, 2014, among Fidelity & Guaranty Life, other Guarantors, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.3 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).

10.63
Employment Agreement by and between Fidelity & Guaranty Life Business Services, Inc. and Christopher J. Littlefield, dated as of May 6, 2015 (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Form 8-K, filed on May 8, 2015 (File No. 001-36227)). +

10.64
Form of Retention Letter from Fidelity & Guaranty Life to its executive officers, dated July 10, 2015 (incorporated by reference to Exhibit 10.4 of Fidelity & Guaranty Life’s Quarterly Report on Form 10-Q, filed on August 5, 2015 (File No. 001-36227)). +

10.65
Form of Transaction Bonus Letter by and between Fidelity & Guaranty Life and certain of its employees, dated as of April 7, 2017 (incorporated by reference to Exhibit 10.32 of Fidelity & Guaranty Life’s Annual Report on Form 10-K, filed on November 16, 2017 (File No. 001-36227)). +

10.66
Form of Retention Award Letter by and between Fidelity & Guaranty Life and certain of its employees, dated as of April 20, 2017 (incorporated by reference to Exhibit 10.33 of Fidelity & Guaranty Life’s Annual Report on Form 10-K, filed on November 16, 2017 (File No. 001-36227)). +

10.67
Form of 2017 Incentive Award Letter by and between Fidelity & Guaranty Life and certain of its employees, dated as of February 1, 2017 (incorporated by reference to Exhibit 10.34 of Fidelity & Guaranty Life’s Annual Report on Form 10-K, filed on November 16, 2017 (File No. 001-36227)). +

10.68
Separation Agreement and Release between FGL Holdings and Christopher Littlefield, dated as of December 19, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2018 (File No. 001-37779)). +

10.69*	Employment Agreement between FGL Holdings and Christopher Blunt, dated as of February 6, 2019. +
10.70*	Non-Statutory Stock Option Grant Agreement (Initial Award) between FGL Holdings and Christopher Blunt, dated as of December 21, 2018. +
10.71*	Non-Statutory Stock Option Grant Agreement (Stretch Award) between FGL Holdings and Christopher Blunt, dated as of December 21, 2018. +

10.72*	Non-Statutory Stock Option Grant Agreement (Initial Award) between FGL Holdings and Jonathan Bayer, dated as of December 21, 2018. +
10.73*	Non-Statutory Stock Option Grant Agreement (Stretch Award) between FGL Holdings and Jonathan Bayer, dated as of December 21, 2018. +
21*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney (set forth on the signature page).
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

+	Indicates management contract or compensatory plan or agreement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGL HOLDINGS (Registrant)

Date:	March 1, 2019	By:	/s/ Dennis R. Vigneau
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
POWERS OF ATTORNEY
KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Christopher O. Blunt and Dennis R. Vigneau, and each of them, acting individually, as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher O. Blunt
Christopher O. Blunt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
/s/ Dennis R. Vigneau
Dennis R. Vigneau	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2019
/s/ Chinh E. Chu
Chinh E. Chu	Co-Chairman	March 1, 2019
/s/ William P. Foley, II
William P. Foley, II	Co-Chairman	March 1, 2019
/s/ Keith W. Abell
Keith W. Abell	Director	March 1, 2019
/s/ Patrick S. Baird
Patrick S. Baird	Director	March 1, 2019
/s/ Menes O. Chee
Menes O. Chee	Director	March 1, 2019
/s/ Richard N. Massey
Richard N. Massey	Director	March 1, 2019
/s/ James A. Ouella
James A. Ouella	Director	March 1, 2019
/s/ Timothy M. Walsh
Timothy M. Walsh	Director	March 1, 2019

FGL HOLDINGS

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
FGL Holdings:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FGL Holdings and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017 (Successor Company operations), the consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows of Fidelity & Guaranty Life and subsidiaries for the period from October 1, 2017 to November 30, 2017, and for each of the years in the two-year period ended September 30, 2017 (Predecessor Company operations), and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Predecessor Company operations and its cash flows for the period from October 1, 2017 to November 30, 2017, and for each of the years in the two-year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Des Moines, Iowa
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
FGL Holdings:

Opinion on Internal Control Over Financial Reporting
We have audited FGL Holdings and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017 (Successor Company operations), the consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows of Fidelity & Guaranty Life and subsidiaries for the period from October 1, 2017 to November 30, 2017, and for each of the years in the two-year period ended September 30, 2017 (Predecessor Company operations), and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Des Moines, Iowa
March 1, 2019

FGL HOLDINGS
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2018 - $22,219; December 31, 2017 - $20,847)	$21,109	$20,963
Equity securities, at fair value (cost: December 31, 2018 - $1,526; December 31, 2017 - $1,392)	1,382	1,388
Derivative investments	97	492
Short term investments	—	25
Mortgage loans	667	548
Other invested assets	662	188
Total investments	23,917	23,604
Cash and cash equivalents	571	1,215
Accrued investment income	216	211
Funds withheld for reinsurance receivables, at fair value	757	756
Reinsurance recoverable	3,190	2,494
Intangibles, net	1,359	853
Deferred tax assets, net	343	182
Goodwill	467	467
Other assets	125	141
Total assets	$30,945	$29,923

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$23,387	$21,827
Future policy benefits, including $725 and $728 at fair value at December 31, 2018 and December 31, 2017, respectively	4,641	4,751
Funds withheld for reinsurance liabilities	722	2
Liability for policy and contract claims	64	78
Debt	541	307
Revolving credit facility	—	105
Other liabilities	700	890
Total liabilities	30,055	27,960

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.0001 par value, 100,000,000 shares authorized, 399,033 and 375,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	—	—
Common stock ($.0001 par value, 800,000,000 shares authorized, 221,660,974 and 214,370,000 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,998	2,037
Retained earnings (Accumulated deficit)	(167)	(149)
Accumulated other comprehensive income (loss)	(937)	75
Treasury stock, at cost (600,000 shares at December 31, 2018; no shares at December 31, 2017)	(4)	—
Total shareholders' equity	890	1,963
Total liabilities and shareholders' equity	$30,945	$29,923

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Revenues:
Premiums	$54	$3	$7	$11	$42	$70
Net investment income	1,107	92	174	240	1,005	923
Net investment gains (losses)	(629)	42	146	51	316	19
Insurance and investment product fees and other	179	28	35	38	167	127
Total revenues	711	165	362	340	1,530	1,139
Benefits and expenses:
Benefits and other changes in policy reserves	423	124	227	20	843	791
Acquisition and operating expenses, net of deferrals	181	16	51	28	137	119
Amortization of intangibles	49	4	36	123	193	54
Total benefits and expenses	653	144	314	171	1,173	964
Operating income	58	21	48	169	357	175
Interest expense	(29)	(2)	(4)	(6)	(24)	(22)
Income (loss) before income taxes	29	19	44	163	333	153
Income tax expense	(16)	(110)	(16)	(55)	(110)	(56)
Net income (loss)	$13	$(91)	$28	$108	$223	$97
Less Preferred stock dividend	29	2	—	—	—	—
Net income (loss) available to common shareholders	$(16)	$(93)	$28	$108	$223	$97
Net income (loss) per common share
Basic	$(0.07)	$(0.44)	$0.48	$1.85	$3.83	$1.67
Diluted	$(0.07)	$(0.44)	$0.47	$1.85	$3.83	$1.66
Weighted average common shares used in computing net income (loss) per common share:
Basic	216,018,629	214,370,000	58,341,112	58,280,532	58,319,517	58,275,013
Diluted	216,018,629	214,370,000	58,494,043	58,366,009	58,415,187	58,578,163

Cash dividend per common share	$—	$—	$0.065	$0.065	$0.26	$0.26

Supplemental disclosures
Total other-than-temporary impairments	$(24)	$—	$—	$(1)	$(22)	$(45)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—	—	(1)
Net other-than-temporary impairments	(24)	—	—	(1)	(22)	(44)
Gains (losses) on derivatives and embedded derivatives	(295)	37	140	51	335	33
Other investment gains (losses)	(310)	5	6	1	3	30
Total net investment gains (losses)	$(629)	$42	$146	$51	$316	$19

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Net income (loss)	$13	$(91)	$28	$108	$223	$97

Other comprehensive income (loss):
Net change in unrealized gains/losses on investments	(1,020)	75	12	(286)	104	352

Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	4	—	—	—	—	—

Non-credit related other-than-temporary impairment:
Changes in non-credit related other than-temporary impairment	—	—	—	—	—	(1)
Net non-credit related other-than-temporary impairment	—	—	—	—	—	(1)
Net changes to derive comprehensive income (loss) for the period	(1,016)	75	12	(286)	104	351
Comprehensive income (loss), net of tax	$(1,003)	$(16)	$40	$(178)	$327	$448

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Predecessor
Balance, September 30, 2016	$—	$1	$714	$792	$439	$(12)	$1,934
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	223	—	—	223
Unrealized investment gains, net	—	—	—	—	104	—	104
Stock-based compensation	—	—	2	—	—	—	2
Balance, September 30, 2017	$—	$1	$716	$1,000	$543	$(13)	$2,247

Balance, October 1, 2016 (unaudited)	$—	$1	$714	$792	$439	$(12)	$1,934
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(4)	—	—	(4)
Net income	—	—	—	108	—	—	108
Unrealized investment (losses), net	—	—	—	—	(286)	—	(286)
Stock-based compensation	—	—	1	—	—	—	1
Balance, December 31, 2016 (unaudited)	$—	$1	$715	$896	$153	$(13)	$1,752

Balance, October 1, 2017	$—	$1	$716	$1,000	$543	$(13)	$2,247
Dividends	—	—	—	(4)	—	—	(4)
Net income	—	—	—	28	—	—	28
Unrealized investment gains, net	—	—	—	—	12	—	12
Stock-based compensation	—	—	1	—	—	—	1
Balance, November 30, 2017	$—	$1	$717	$1,024	$555	$(13)	$2,284

Balance, December 1, 2017	$—	$—	$2,037	$(56)	$—	$—	$1,981
Dividends	—	—	—	(2)	—	—	(2)
Net income	—	—	—	(91)	—	—	(91)
Unrealized investment gains, net	—	—	—	—	75	—	75
Balance, December 31, 2017	$—	$—	$2,037	$(149)	$75	$—	$1,963
Treasury shares purchased	—	—	—	—	—	(4)	(4)
Dividends	—	—	23	(29)	—	—	(6)
Net income	—	—	—	13	—	—	13
Unrealized investment gains (losses), net	—	—	—	—	(1,020)	—	(1,020)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	4	—	4
Stock-based compensation	—	—	4	—	—	—	4
Cash paid upon warrant tender and capitalized warrant tender costs	—	—	(66)	—	—	—	(66)
Cumulative effect of changes in accounting principles and other	—	—	—	(2)	4	—	2
Balance, December 31, 2018	$—	$—	$1,998	$(167)	$(937)	$(4)	$890

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities:
Net income (loss)	$13	$(91)	$28	$108	$223	$97
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	4	(1)	4	1	6	8
Amortization	43	6	(4)	(6)	(42)	(40)
Deferred income taxes	(30)	104	(7)	76	(4)	51
Interest credited/index credits to contractholder account balances	347	124	206	(13)	701	632
Net recognized losses (gains) on investments and derivatives	629	(42)	(137)	(51)	(305)	(19)
Charges assessed to contractholders for mortality and administration	(136)	(13)	(25)	(32)	(131)	(103)
Intangibles, net	(390)	(29)	(12)	23	(144)	(296)
Gain on extinguishment of debt	(2)	—	—	—	—	—
Changes in operating assets and liabilities:
Reinsurance recoverable	24	17	3	(8)	(18)	(2)
Future policy benefits	(110)	4	(11)	(14)	(55)	(1)
Funds withheld for reinsurers	679	(2)	(16)	(26)	(105)	(89)
Collateral (returned) posted	(291)	17	56	40	158	111
Other assets and other liabilities	117	(9)	(6)	(26)	(47)	16
Net cash provided by (used in) operating activities	897	85	79	72	237	365
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	8,265	313	626	733	2,755	2,264
Proceeds from derivatives instruments and other invested assets	499	169	117	71	458	246
Proceeds from mortgage loans	65	1	2	13	48	35
Cost of available-for-sale investments	(10,079)	(348)	(874)	(1,355)	(4,123)	(3,359)
Costs of derivatives instruments and other invested assets	(781)	(156)	(44)	(54)	(351)	(266)
Costs of mortgage loans	(185)	—	—	—	—	(99)
Related party loans	—	—	(1)	—	—	1
Capital expenditures	(7)	(1)	(1)	(2)	(4)	(8)
Contingent purchase price payment	(57)	—	—	—	—	—
Net cash provided by (used in) investing activities	(2,280)	(22)	(175)	(594)	(1,217)	(1,186)
Cash flows from financing activities:
Treasury stock	(4)	—	—	(1)	(1)	(1)
Debt issuance costs	(6)	—	—	—	—	—
Proceeds from issuance of new debt	547	—	—	—	—	—
Retirement and paydown on debt and revolving credit facility	(440)	(105)	—	—	—	—
Draw on revolving credit facility	30	105	—	—	5	100
Dividends paid	—	—	(4)	(4)	(15)	(15)
Cash paid upon warrant tender and capitalized warrant tender costs	(66)	—	—	—	—	—
Contractholder account deposits	3,352	217	443	698	2,890	2,780
Contractholder account withdrawals	(2,674)	(172)	(304)	(403)	(1,878)	(1,683)
Net cash provided by (used in) financing activities	739	45	135	290	1,001	1,183
Change in cash & cash equivalents	(644)	108	39	(232)	21	362
Cash & cash equivalents, beginning of period	1,215	1,107	885	864	864	502
Cash & cash equivalents, end of period	$571	$1,215	$924	$632	$885	$864

Supplemental disclosures of cash flow information:
Interest paid	$30	$—	$10	$10	$23	$19
Income taxes (refunded) paid	$41	$(21)	$—	$—	$114	$7
Deferred sales inducements	$138	$10	$3	$—	$20	$27

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
In addition to the Business Combination, on November 30, 2017, CF Entities bought all of the issued and outstanding shares of Front Street Re Cayman Ltd (“FSRC”) and F&G Reinsurance Ltd (“F&G Re”) (formerly known as Front Street Re Ltd, and, together with FSRC herein referred to as the “F&G Reinsurance Companies”) from Front Street Re (Delaware) Ltd (“FSRD”), a direct wholly owned subsidiary of HRG Group, Inc. (“HRG”; NYSE: HRG), pursuant to the Share Purchase Agreement, for cash consideration of $65, subject to certain adjustments.
On December 1, 2017, upon completion of the acquisitions, FGL Holdings began trading ordinary shares and warrants on the New York Stock Exchange ("NYSE") under the symbols “FG” and “FG WS,” respectively.
As a result of the Business Combination, for accounting purposes, FGL Holdings is the acquirer and FGL is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of FGL and its subsidiaries as “Predecessor” for the periods prior to the completion of the Business Combination, and FGL Holdings, including the consolidation of FGL and its subsidiaries and the F&G Reinsurance Companies, for periods from and after the Closing Date. FGL Holdings is the surviving company organized and existing under the laws of the United States of America, any State of the United States, the District of Columbia or any territory thereof (and in the case of the Company, Bermuda or the Cayman Islands). Prior to the acquisition, FGL Holdings reported under a fiscal year end of December 31, and the Predecessor companies reported under a fiscal year end of September 30. Subsequent to the acquisition, FGL Holdings will report under a fiscal year end of December 31.
The Company’s primary business is the sale of individual life insurance products and annuities through independent agents, managing general agents, and specialty brokerage firms and in selected institutional markets. The Company’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts and fixed rate annuity contracts), immediate annuities and life insurance products. The Company markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia. FSRC and F&G Re were established as a long-term reinsurer to provide reinsurance on asset intensive, long duration life and annuity liabilities, including but not limited to fixed, deferred and payout annuities, long-term care, group long-term disability and cash value life insurance.

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

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
Product Type			Predecessor	Predecessor	Predecessor	Predecessor
Fixed indexed annuities	$2,253	$178	$288	$556	$1,892	$1,861
Fixed rate annuities	61	45	116	99	556	539
Single premium immediate annuities	24	—	1	2	15	28
Life insurance (a)	182	16	29	50	176	181
Total	$2,520	$239	$434	$707	$2,639	$2,609

(a)	Life insurance includes Universal Life (“UL”) and traditional life insurance products for FGL Insurance and FGL NY Insurance.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying audited consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest and any variable interest entities ("VIEs") in which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our audited consolidated financial statements. The Company has determined that we are not the primary beneficiary of a VIE as of December 31, 2018. See "Note 4. Investments" for additional information on the Company’s investments in unconsolidated VIEs.
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
See a description of FSRC’s and F&G Re's accounting policy for its assumed reinsurance contracts as described under "Reinsurance".
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
Net Investment Gains (Losses)
Net investment gains (losses) include realized gains and losses from the sale of investments, unrealized gains on equity securities at fair value, write-downs for other-than-temporary impairments (“OTTI”) of AFS investments, and realized and unrealized gains and losses on derivatives and embedded derivatives. Realized gains and losses on the sale of investments are determined using the specific identification method.
Insurance and Investment Product Fees and Other
Product fee revenue from IUL products and annuities is comprised of policy and contract fees charged for the cost of insurance, and policy administration and rider fees. Fees are assessed on a monthly basis and recognized as revenue when earned. Product fee revenue also includes surrender charges which are collected and recognized as revenue when the policy is surrendered. Some of the product fee revenue is not level by policy year.  The heaped portion of the revenues are deferred and brought into income relative to the gross profits of the business.
FSRC and F&G Re Insurance Revenue Recognition
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
Net investment gains (losses) include realized losses and gains from the sale of investments, changes in the fair value of FSRC's and F&G Re's funds withheld receivables and gains and losses on derivative investments.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims in excess of contract account balances, net of reinsurance recoveries. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries during 2016 through 2018 ranged from 0.5% to 6.0% for deferred annuities and FIA's, combined, and 3.0% to 4.5% for IUL's. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries.
See a description of FSRC’s and F&G Re's accounting policy for its assumed reinsurance contracts as described under "Future Policy Benefits" in Note 2.
Stock-Based Compensation
In general, we expense the fair value of stock awards included in our incentive compensation plans. As of the date our stock awards are approved and communicated to the recipients, the fair value of stock options is determined using a Black-Scholes options valuation methodology based on market vesting conditions and we used a Monte Carlo simulation for the fair value of other stock awards based upon the market value of the stock. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to “Additional paid-in capital” in “Shareholders’ equity”. We classify certain stock awards as liabilities. For these awards, the fair value is classified as a liability on our Consolidated Balance Sheets, and the liability is marked-to-market through net income (loss) at the end of each reporting period. Stock-based compensation expense is reflected in “Acquisition and operating expenses, net of deferrals” on our Consolidated Statements of Operations. If we modify an award or change our intent to settle an award in equity or cash, we recognize additional compensation expense for the change in the fair value of the award between the grant date and the date of modification for change in intent and any periods subsequent to the modification, if applicable.
Interest Expense
Interest expense on our debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the straight line method. Interest expense also includes non-use fees on the revolving line of credit facility.
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

Cash Equivalents
The Company considers money market funds and highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2018 and December 31, 2017, the Company held cash equivalents of $84 and $292, respectively.
Investments
Investment Securities
The Company’s investments in fixed maturity securities have been designated as AFS and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in "Note 7. Intangibles") and deferred income taxes. The Company's investments in equity securities are carried at fair value with unrealized gains and losses included in “Realized gains (losses)”. Prior to the adoption of ASU 2016-01, effective January 1, 2018, unrealized gains and losses were included in AOCI.
Available-for-Sale Securities' Other-Than-Temporary Impairments
The Company regularly reviews AFS securities for declines in fair value that it determines to be other-than-temporary. Prior to the adoption of ASU 2016-01, for an equity security, if the Company did not have the ability and intent to hold the security for a sufficient and reasonable period of time to allow for a recovery in value, it concluded that an OTTI had occurred and the amortized cost of the security was written down to the current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. Following the adoption of ASU 2016-01, equity securities are no longer reviewed for OTTI. When assessing its ability and intent to hold a security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the security as well as the cause of the decline, business prospects and the overall financial condition of the issuer. When evaluating redeemable preferred stocks for OTTI the Company applies the accounting policy described above for fixed maturity securities (including an anticipated recovery period), provided there has been no evidence of a deterioration in credit of the issuer.
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
The Company recognizes OTTI on fixed maturity securities in an unrealized loss position when one of the following circumstances exists:

•	The Company does not expect full recovery of its amortized cost based on the present value of cash flows expected to be collected;

•	The Company intends to sell a security; or

•	It is more likely than not that the Company will be required to sell a security prior to recovery.
If the Company intends to sell a fixed maturity AFS security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a fixed maturity security or it is more likely than not the Company will not be required to sell a fixed maturity security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the OTTI. The remainder of the decline to fair value is recorded in AOCI as unrealized OTTI on AFS securities, as this amount is considered a non-credit impairment.
When assessing the Company’s intent to sell a fixed maturity security or if it is more likely than not the Company will be required to sell a fixed maturity security before recovery of its cost basis, the Company evaluates facts and circumstances at the individual security level based on facts and circumstances relevant to that security and also consider decisions to reposition the Company’s security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing and tax planning strategies. In order to determine the amount of the credit loss for a security, the Company generally impairs to the current market value of the security.
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
The Company includes on the face of the Consolidated Statements of Operations the total OTTI recognized in "Net investment gains (losses)", with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of OTTI recognized in AOCI and other disclosures related to OTTI in "Note 4. Investments" and in the Consolidated Statements of Comprehensive Income (Loss).
Mortgage Loans on Real Estate
The Company’s investment in mortgage loans consists of commercial and residential mortgage loans on real estate, which are reported at amortized cost, less impairment write-downs and allowance for losses. If a mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or the loan is modified in a troubled debt restructuring), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s original purchase yield, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an allowance with the offset recorded in "Net investment gains (losses)" in the Consolidated Statements of Operations.
Commercial mortgage loans are continuously monitored by reviewing appraisals, operating statements, rent revenues, annual inspection reports, loan specific credit quality, property characteristics, market trends and other factors.

Commercial mortgage loans are rated for the purpose of quantifying the level of risk. Loans are placed on a watch list when the debt service coverage ("DSC") ratio falls below and loan-to-value ("LTV") ratios exceeds certain thresholds and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest when. The Company defines delinquent mortgage loans as 30 days past due, consistent with industry practice.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. The Company defines nonperforming residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss.
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
We establish mortgage loan valuation allowances both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses. As of December 31, 2018 and December 31, 2017, the Company did not identify any specific loans that were impaired.
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including our experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. We evaluate and monitor LTV ratios and DSC ratios of our loans as indicators of potential risk of default in establishing our valuation allowance.
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
The Company purchases financial instruments and issues products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value, which is determined through a combination of market observable inputs such as market value of option and interest swap rates and unobservable inputs such as the mortality multiplier, surrender and withdrawal rates and non-performance spread. The changes in fair value are reported within “Benefits and other changes in policy reserves” in the accompanying Consolidated Statements of Operations. See a description of the fair value methodology used in "Note 6. Fair Value of Financial Instruments".
Reinsurance Related Embedded Derivatives (Predecessor)
FGL Insurance has a funds withheld coinsurance arrangement with FSRC, meaning that funds are withheld by FGL Insurance as the legal owner, but the credit risk is borne by FSRC. This arrangement results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets”, if in a net gain position, or "Other liabilities", if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains (losses)” on the Consolidated Statements of Operations. Due to the acquisition of FSRC, the reinsurance related embedded derivative is eliminated in consolidation in the periods after December 1, 2017.

Funds withheld Receivable
FSRC and F&G Re have entered into various reinsurance agreements on a funds withheld basis, meaning that the funds are withheld by the ceding company from the coinsurance premium owed to FSRC and F&G Re as collateral for FSRC's and F&G Re's payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. FSRC and F&G Re manage the assets supporting the reserves in accordance with the internal investments policies of the ceding companies and applicable law.
Preferred Equity Remarketing Reimbursement Embedded Derivative Liability
On November 30, 2017 the Company issued 275,000 Series A cumulative preferred shares and 100,000 Series B cumulative preferred shares (together the “Preferred Shares”). The Preferred Shares do not have a maturity date and are non-callable for the first five years. From and after November 30, 2022, the original holders of the Preferred Shares may request and thus require, the Company (subject to customary blackout provisions) to remarket the Preferred Shares on their existing terms. If the remarketing is successful and the original holders elect to sell their preferred shares at the remarketed price and proceeds from such sale are less than the outstanding balance of the applicable shares (including dividends paid in kind and accumulated but unpaid dividends), the Company will be required to reimburse the sellers, up to a maximum of 10% of the par value of the originally issued preferred shares (including dividends paid in kind and accumulated but unpaid dividends) with such amount payable either in cash, ordinary shares, or any combination thereof, at our option (the “Reimbursement Feature”). The Reimbursement Feature represents an embedded derivative that is not clearly and closely related to the preferred stock host and must be bifurcated. The Reimbursement Feature liability is held at fair value within “Other liabilities” in the accompanying Consolidated Balance Sheets using a Black Derman Toy model incorporating among other things the paid in kind dividend coupon rate and the Company’s call option.
Limited Partnership Investment
Our investments in limited partnerships are included in other invested assets on our Consolidated Balance Sheets. We account for our investments in limited partnerships using the equity method and use net asset value ("NAV") as a practical expedient to determine the carrying value. Income from the limited partnership is included within "Net investment income" in the accompanying Consolidated Statements of Operations. Recognition of income is delayed due to the availability of the related financial statements, which are obtained from the partnership’s general partner generally on a one to three-month delay. Management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the limited partnership are typically received during the second quarter of each calendar year. Accordingly, our investment income from the limited partnership investment for any calendar-year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar-year period.
Intangible Assets
The Company’s intangible assets include an intangible asset reflecting the value of insurance and reinsurance contracts acquired (hereafter referred to as “the value of business acquired” or (“VOBA”)), deferred acquisition cost (“DAC”), deferred sales inducements (“DSI”), and trademarks and state licenses.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts in a life insurance company acquisition. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. DAC consists principally of commissions that are related directly to the successful sale of new or recoverable insurance contracts, which may be deferred to the extent recoverable. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and vesting bonuses to policyholder account values which may be deferred to the extent recoverable.
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

For all of the insurance intangibles (DAC, DSI and VOBA), the balances are generally amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, less policy benefits, maintenance expenses, mortality net of reinsurance ceded, and expense margins. Recognized gains (losses) on investments and changes in fair value of the funds withheld coinsurance embedded derivative are included in actual gross profits in the period realized as described further below.
Changes in assumptions can have a significant impact on VOBA, DAC and DSI balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of those intangible balances, the Company performs quarterly and annual analyses of the VOBA, DAC and DSI balances for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected with the impact on the intangibles reported as “unlocking” as a component of amortization expense, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.
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
Reinsurance
The Company’s insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. The assets, liabilities, premiums and benefits of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, respectively, when there is a right of offset explicit in the reinsurance agreement. All other reinsurance agreements are reported on a gross basis in the Company’s Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of amounts for which the right of offset also exists. Premiums and benefits are reported net of insurance ceded. The effects of certain reinsurance agreements are not accounted for as reinsurance as they do not satisfy the risk transfer requirements for GAAP. See "Note 13. Reinsurance" for details.
Income Taxes
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
The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of December 31, 2018 and December 31, 2017.
For discussion on the impact of tax reform and the 338(h)(10) election, see “Note 11. Income Taxes”.
Contractholder Funds
The liabilities for contractholder funds for deferred annuities, IUL and UL policies consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA policies consist of the value of the host contract plus the fair value of the embedded derivative. The embedded derivative is carried at fair value in “Contractholder funds” in the accompanying Consolidated Balance Sheets with changes in fair value reported in "Benefits and other changes in policy reserves" in the accompanying Consolidated Statements of Operations. See a description of the fair value methodology used in "Note 6. Fair Value of Financial Instruments". Liabilities for immediate annuities with life contingencies are recorded at the present value of future benefits.
Liabilities for the secondary guarantees on UL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. The benefit ratio is the ratio of the present value of future secondary guarantees by the present value of the assessments used to provide the secondary guarantees using the same assumptions as the Company uses for its intangible assets. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, DSI and VOBA. The accounting for secondary guarantee benefits impact EGPs used to calculate amortization of DAC, DSI and VOBA.
Future Policy Benefits
The liabilities for future policy benefits and claim reserves for traditional life policies and life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue and include $725 future policy benefits related to FSRC and F&G Re (see "FSRC and F&G Re Reinsurance Agreements" below). Investment yield assumption for traditional direct life reserves for all contracts is 5.7%. The investment yield assumptions for life contingent pay-out annuities range from 0.1% to 5.5%.
FSRC and F&G Re Reinsurance Agreements
FSRC and F&G Re elected to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and insurance reserves related to its assumed third party reinsurance at the inception date of the reinsurance transactions. FSRC and F&G Re measure fair value of the funds withheld receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. The non-funds withheld assets held by FSRC, backing the insurance reserves, are measured at fair value.
FSRC and F&G Re use a discounted cash flows approach to measure the fair value of the insurance reserves. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable). Risk margins are typically applied to non-observable, non-hedgeable market inputs such as mortality, morbidity, lapse, discount rate for non-performance risk, discount rate for risk margin, surrenders, etc. Mortality relates to the occurrence of death and morbidity relates to health risks. Mortality and morbidity assumptions are based upon the experience of the cedant as well as past and emerging industry experience, when available. Mortality and morbidity assumptions may be different by sex, underwriting class and policy type. Assumptions are also made for future mortality and morbidity improvements.
Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon cedant experience adjusted for expected future conditions. FSRC and F&G Re use duration weighting in the development of the discount rate. FSRC and F&G Re discount the liability cash flows using the market yields on the underlying assets backing the liabilities less a risk margin to reflect uncertainty and an adjustment to reflect the credit risk of FSRC and F&G Re, respectively. The Company adopted ASU 2016-01 effective January 1, 2018, which requires FSRC and F&G Re to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. See "Note 13. Reinsurance" for further information.
The significant unobservable inputs used in the fair value measurement of the FSRC and F&G Re insurance reserves are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreased) in non-performance risk spread and risk margin would result in a lower (higher) fair value measurement.
Federal Home Loan Bank of Atlanta Agreements
Contractholder funds include funds related to funding agreements that have been issued by the Company to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments or provide for a bullet payment with renewal provisions. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $878 and $642 at December 31, 2018 and December 31, 2017, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to settle the general obligations of the Company. The collateral investments had a fair value of $1,414 and $715 at December 31, 2018 and December 31, 2017, respectively.
Commitments and Contingencies
Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Business Combinations
In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using market participant assumptions and are preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. As of December 31, 2018, the measurement period is closed.
Reclassifications and Retrospective Adjustments
The Company identified immaterial errors, as described below, during the periods ended September 30, 2018 and June 30, 2018. Management has reviewed the impact of these errors on prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (SAB 99) and determined none of these were material to the prior periods impacted.
Effective December 1, 2017, the Company measured the identifiable assets acquired and liabilities assumed from the Business Combination at acquisition-date fair value in accordance with ASC 805. This required significant model changes for the re-bifurcation of the host contract and embedded derivative components of the fixed income annuity ("FIA") liability. During the quarter ended September 30, 2018, the Company identified an immaterial error resulting from the model code used in the calculation of the FIA embedded derivative liability. In issuing the September 30, 2018 Form 10-Q, the Company recorded an immaterial correction to the Consolidated Balance Sheet as of December 31, 2017 by decreasing the contractholder funds liability by $17 as well as a resulting decrease to the intangibles and deferred tax assets of $3 and $3, respectively. In addition, the Company recorded immaterial corrections to the Consolidated Statement of Operations for the one month ended December 31, 2017 by decreasing the benefits and other changes in policy reserves by $17, as well as increasing the amortization of intangibles by $3, and income tax expense by $3.

During the quarter ended September 30, 2018, the Company identified an immaterial error related to the December 1, 2017 fair value of the deferred income tax valuation allowance acquired from the Business Combination. In issuing the September 30, 2018 Form 10-Q, the Company recorded an immaterial correction to the Consolidated Balance Sheet as of December 31, 2017 by decreasing the deferred income tax valuation allowance by $9 and decreasing goodwill by a corresponding amount.
During the quarter ended June 30, 2018, the Company identified an immaterial error related to the classification of certain securities as debt or equity under ASC 320, “Investments - Debt and Equity Securities.” In issuing the June 30, 2018 Form 10-Q, the Company recorded an immaterial correction to the Consolidated Balance Sheet as of December 31, 2017 by decreasing fixed maturity securities, available for sale by $627 and increasing equity securities, at fair value by a corresponding amount.
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations.
Adoption of New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on revenue recognition (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. The FASB also issued the following ASUs which clarify the guidance in ASU 2014-09:
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
The Company adopted these standards effective January 1, 2018. The adoption of these standards has had no impact on the Company's consolidated financial statements as the Company’s primary sources of revenue, insurance contracts and financial instruments, are excluded from the scope of these standards.
Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued new guidance (ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Notable amendments in this update change the classification of certain cash receipts and cash payments in the Statement of Cash Flows in the following ways:

•	cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities

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

The amendments in this ASU were adopted by the Company effective January 1, 2018, as required. The Company has elected to use the nature of distribution approach to classify distributions received from equity method investees. The amendments in the update should be applied using a retrospective transition method to each period presented (except where impracticable to apply retrospectively; those specific amendments would be applied prospectively as of the earliest date practicable). The adoption of this standard had an immaterial impact on the Company's Consolidated Statements of Cash Flows.
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

•
the entity will no longer delay recognition of the income tax consequences of these types of intra-entity asset transfers until the asset has been sold to an outside party, as is practiced under current guidance

The amendments in this ASU were adopted by the Company effective January 1, 2018, as required. The Company does not have any intra-entity asset transfers, therefore this new accounting guidance had no impact on the Company's consolidated financial statements.
Presentation of Changes in Restricted Cash on the Cash Flow Statement
In November 2016, the FASB issued amended guidance regarding the presentation of changes in restricted cash on the cash flow statement (ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The ASU requires amounts generally described as changes in restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The amendments in this ASU were adopted effective January 1, 2018, as required. The adoption of this guidance had no impact on the Company's Consolidated Statements of Cash Flows.
Scope of Modification Accounting for Stock Compensation
In May 2017, the FASB issued new guidance on the scope of modification accounting for stock compensation (ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2017-09 may be early adopted. The ASU provides guidance on which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting in Topic 718, Stock Compensation. Under the new guidance, an entity would account for the effects of a modification, immediately before the original award is modified, unless the fair value of the modified award is the same as the fair value of the original award, the vesting conditions of the modified award are the same as the vesting conditions of the original award, and the classification of the modified award (equity instrument or liability instrument) is the same as the classification of the original award. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company adopted the amendments in this ASU effective January 1, 2018 as required. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.
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
The Company early adopted ASU 2018-15 effective October 1, 2018 using the prospective transition method. Early adoption was elected as the Company began to incur capitalizable implementation costs associated with a cloud computing arrangement that is a service contract in 2018. Costs capitalized and the associated amortization of those costs under this standard impact “Other assets” and “Acquisition and operating expenses, net of deferrals”, respectively, in the Company’s consolidated financial statements. The adoption of this standard had an immaterial impact on the Company's consolidated financial statements.

Future Adoption of Accounting Pronouncements
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued new guidance on the amortization of callable securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2017-08 may be early adopted. The ASU will require premiums paid on purchased debt securities with an explicit call option to be amortized to the earliest call date, as opposed to the maturity date (as under current GAAP). The updated guidance is applicable to instruments that are callable based on explicit, non-contingent call features that are callable at fixed prices on preset dates. The amendments in this update should be applied using the modified retrospective method through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company did not early adopt this standard and expects this new accounting guidance to have an immaterial impact on its consolidated financial statements.
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

•
include modifications to align lessor accounting with the changes to lessee accounting, as well as changes to the requirements of recognizing a transaction as a sale and leaseback transaction, however, these changes will have no impact on the Company's current lease arrangements

The amendments in this ASU may be early adopted, however the Company has elected not to. The amendments are required to be applied at the beginning of the earliest period presented using a modified retrospective approach (including several optional practical expedients related to leases commenced before the effective date). The Company has completed its exercise to prepare for adoption of this standard and notes it will have an immaterial impact on its consolidated financial statements.
New Credit Loss Standard
In June 2016, the FASB issued new guidance (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments), effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Notable amendments in this update will change the accounting for impairment of most financial assets and certain other instruments in the following ways:

•
financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset at purchase

•
credit losses relating to AFS fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•
the income statement will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•
disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for AFS fixed maturity securities as well as an aging analysis for securities that are past due

The amendments in this ASU may be early adopted during any interim or annual period beginning after December 15, 2018, however the Company has elected not to. The Company has identified the material asset classes impacted by the new guidance and is in the process of assessing the accounting, reporting and/or process changes that will be required to comply with the new guidance. The Company has developed a project plan to complete our adoption of this new standard, however, is still evaluating the impact of the new guidance on its consolidated financial statements.
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
The amendments in this ASU may be early adopted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not currently expect to early adopt this standard. When adopted, the Company does not expect this new accounting standard to have a significant impact on its consolidated financial statements.
Derivatives and Hedging
In August 2017, the FASB issued new guidance (ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to the Accounting for Hedging Activities), effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. Under this update:

•	removes previous limitations on designation of hedged risk in certain cash flow and fair value hedging relationships

•	permits different measurements when accounting for hedged items in fair value hedges of interest rate risk

•	the entity must present the hedging instrument earnings and hedged item earnings in the same income statement line

•
in addition to exclusion of option premiums and forward points, also permits exclusion of the cross-currency basis spread portion of the change in fair value of a currency swap in assessment of hedge effectiveness

The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. The Company does not currently expect to early adopt this standard. When adopted, based on the Company's current hedging activity, this new accounting guidance is not expected to impact its consolidated financial statements.

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

•
disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed

The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
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

•
entities must disclose changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, or other quantitative information in lieu of weighted average if the entity determines such information would be more reasonable and rational

•
entities are no longer required to disclose the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements

The amendments in this ASU may be early adopted. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Consolidation
In October 2018, the FASB issued new guidance (ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities), effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Under this update, entities must consider indirect interests held through related parties under common control on a proportional basis to determine whether a decision-making fee is a variable interest.

The amendments in this ASU may be early adopted. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred income tax valuation allowances (see “Note 11. Income Taxes”), (2) valuation of certain invested assets and derivatives including embedded derivatives (see “Note 4. Investments”, “Note 5. Derivative Financial Instruments”, and “Note 6. Fair Value of Financial Instruments”), (3) OTTI of available-for-sale investments (see “Note 4. Investments”), (4) amortization of intangibles (see “Note 7. Intangibles”), (5) and reserves for future policy benefits and product guarantees.
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits, product guarantees, and amortization of intangibles. As part of the assumption review process that occurred in the year ended December 31, 2018, changes were made to the guaranteed minimum withdrawal benefit (“GMWB”) partial withdrawal utilization, the equity scenario generator, IUL mortality, and earned rates to bring these assumptions in line with current and expected future experience. As part of the assumption review process in September 30, 2017 (Predecessor), changes were made to the surrender rates, GMWB partial withdrawal utilization assumptions, and earned rates to bring assumptions in line with current and expected future experience, and as part of the September 2016 review, changes were made to the surrender rates and earned rates. The change in assumptions as of December 31, 2018 resulted in a net increase in future expected margins and a corresponding decrease in amortization expense reported as a component of “unlocking”. This ultimately resulted in a decrease to intangible assets of $2.  These assumptions are also used in the reserve calculation and resulted in a decrease of $5 in the year ended December 31, 2018. The change in assumptions as of September 30, 2017 (Predecessor) resulted in a net increase in future expected margins and a corresponding decrease in amortization expense reported as a component of “unlocking” and increase to intangible assets of $40. These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $33 in the year ended September 30, 2017 (Predecessor). The change in assumptions as of September 30, 2016 (Predecessor) resulted in a net increase in future expected margins and a corresponding decrease in amortization expense reported as a component of “unlocking” and increase to intangible assets of $20. These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $22 in the year ended September 30, 2016 (Predecessor).
Concentrations of Financial Instruments
As of December 31, 2018 and December 31, 2017, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was investment securities in the banking industry with a fair value of $2,491 or 10% and $2,851 or 12%, respectively, of the invested assets portfolio and an amortized cost of $2,691 and $2,850, respectively. As of December 31, 2018, the Company’s holdings in this industry include investments in 109 different issuers with the top ten investments accounting for 33% of the total holdings in this industry. As of December 31, 2018, the Company had investments in 16 issuers that exceeded 10% of shareholders' equity, with a total fair value of $1,634 or 7% of the invested assets portfolio; JP Morgan Chase & Co, Metropolitan Transportation Authority (NY), AT&T Inc, HSBC Holdings, Wells Fargo & Company, General Motors Co, Nationwide Mutual Insurance Company, Goldman Sachs Group Inc, United Mexican States, Energy Transfer Partners, Prudential Financial Inc, Citigroup Inc, HP Enterprise Co, Viacom Inc, Kinder Morgan Energy Partners, and Fuel Trust. As of December 31, 2017, the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of December 31, 2018 and December 31, 2017 (Predecessor) was JP Morgan Chase & Co with a total fair value of $115 or 1% and Wells Fargo & Company with a total fair value of $155 or 1% of the invested assets portfolio, respectively.
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
The Company’s exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will decrease the net unrealized gain (loss) position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to liquidate assets in an unrealized loss position. Management believes this risk is mitigated to some extent by surrender charge protection provided by the Company’s products.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with third party reinsurers, Wilton Reassurance Company (“Wilton Re”) and Kubera Insurance (SAC) Ltd. acting in respect of Annuity Reinsurance Cell A1 ("Kubera") that could have a material impact on the Company’s financial position in the event that Wilton Re or Kubera fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of December 31, 2018. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of December 31, 2018, the net amount recoverable from Wilton Re was $1,543 and the net amount recoverable from Kubera was $758. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities, and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Wilton Re and Kubera are current on all amounts due as of December 31, 2018.

(4) Investments
The Company’s investments in fixed maturity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, unearned revenue ("UREV"), and deferred income taxes. The Company's equity securities investments are carried at fair value with unrealized gains and losses included in net income. The Company’s consolidated investments at December 31, 2018, and December 31, 2017 are summarized as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$4,954	$15	$(137)	$4,832	$4,832
Commercial mortgage-backed securities	2,568	9	(40)	2,537	2,537
Corporates	11,213	16	(848)	10,381	10,381
Hybrids	992	—	(91)	901	901
Municipals	1,216	3	(32)	1,187	1,187
Residential mortgage-backed securities	1,027	12	(8)	1,031	1,031
U.S. Government	120	—	(1)	119	119
Foreign Governments	129	—	(8)	121	121
Total available-for-sale securities	22,219	55	(1,165)	21,109	21,109
Equity securities	1,526	1	(145)	1,382	1,382
Derivative investments	330	2	(235)	97	97
Commercial mortgage loans	482	—	—	483	482
Residential mortgage loans	185	—	—	187	185
Other invested assets	662	—	—	651	662
Total investments	$25,404	$58	$(1,545)	$23,909	$23,917

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$3,061	$7	$(3)	$3,065	$3,065
Commercial mortgage-backed securities	956	1	(1)	956	956
Corporates	12,467	122	(19)	12,570	12,570
Hybrids	1,066	4	(3)	1,067	1,067
Municipals	1,736	12	(1)	1,747	1,747
Residential mortgage-backed securities	1,279	1	(3)	1,277	1,277
U.S. Government	84	—	—	84	84
Foreign Governments	198	—	(1)	197	197
Total available-for-sale securities	20,847	147	(31)	20,963	20,963
Equity securities	1,392	3	(7)	1,388	1,388
Derivative investments	459	36	(3)	492	492
Short term investments	25	—	—	25	25
Commercial mortgage loans	548	—	—	549	548
Other invested assets	188	—	—	186	188
Total investments	$23,459	$186	$(41)	$23,603	$23,604

The unrealized gains and losses were reset to zero effective November 30, 2017 as a result of the Business Combination and application of acquisition accounting.
Securities held on deposit with various state regulatory authorities had a fair value of $19,930 and $20,301 at December 31, 2018 and December 31, 2017, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
At December 31, 2018, and December 31, 2017, the Company held investments that were non-income producing for a period greater than twelve months with fair values of $0 and $0, respectively.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $1,401 and $715 at December 31, 2018 and December 31, 2017, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 31, 2018
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$191	$191
Due after one year through five years	817	794
Due after five years through ten years	2,219	2,137
Due after ten years	10,443	9,587
Subtotal	13,670	12,709
Other securities which provide for periodic payments:
Asset-backed securities	4,954	4,832
Commercial mortgage-backed securities	2,568	2,537
Residential mortgage-backed securities	1,027	1,031
Subtotal	8,549	8,400
Total fixed maturity available-for-sale securities	$22,219	$21,109
The Company's available-for-sale securities with unrealized losses are reviewed for potential OTTI. For factors considered in evaluating whether a decline in value is other-than-temporary, please refer to “Note 2. Significant Accounting Policies and Practices".
Included in AOCI were cumulative gross unrealized gains of $0 and gross unrealized losses of $0 related to the non-credit portion of other-than-temporary-impairments ("OTTI") on non-agency residential mortgage backed securities ("RMBS") at December 31, 2018 and December 31, 2017.
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
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI as discussed above, the Company determined that the unrealized losses as of December 31, 2018 increased due to significant spread widening in credit-related assets during the year but particularly in the month of December. Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of December 31, 2018.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,924	$(116)	$643	$(21)	$3,567	$(137)
Commercial mortgage-backed securities	1,466	(34)	262	(6)	1,728	(40)
Corporates	8,016	(772)	1,465	(76)	9,481	(848)
Hybrids	858	(90)	7	(1)	865	(91)
Municipals	850	(27)	172	(5)	1,022	(32)
Residential mortgage-backed securities	139	(3)	190	(5)	329	(8)
U.S. Government	69	—	50	(1)	119	(1)
Foreign Governments	47	(3)	68	(5)	115	(8)
Total available-for-sale securities	$14,369	$(1,045)	$2,857	$(120)	$17,226	$(1,165)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,551
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						556
Total number of available-for-sale securities in an unrealized loss position						2,107

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,944	$(3)	$—	$—	$1,944	$(3)
Commercial mortgage-backed securities	478	(1)	—	—	478	(1)
Corporates	3,814	(19)	—	—	3,814	(19)
Hybrids	266	(3)	—	—	266	(3)
Municipals	285	(1)	—	—	285	(1)
Residential mortgage-backed securities	939	(3)	—	—	939	(3)
U.S. Government	74	—	—	—	74	—
Foreign Governments	140	(1)	—	—	140	(1)
Total available-for-sale securities	$7,940	$(31)	$—	$—	$7,940	$(31)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,182
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						0
Total number of available-for-sale securities in an unrealized loss position						1,182
At December 31, 2018 and December 31, 2017, securities in an unrealized loss position were primarily concentrated in corporate debt and asset-backed securities.
At December 31, 2018 and December 31, 2017, securities with a fair value of $132 and $10, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which were insignificant to the carrying value of all investments, respectively.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the periods presented, for which a portion of the OTTI was recognized in AOCI:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Beginning balance	$—	$—	$3	$3	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—	—	—
OTTI was not previously recognized	—	—	—	—	—	—
Ending balance	$—	$—	$3	$3	$3	$3
The following table breaks out the credit impairment loss type, the associated amortized cost and fair value of the investments at the balance sheet date and non-credit losses in relation to fixed maturity securities and other invested assets held by the Company for the periods presented:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Credit impairment losses in operations	$(24)	$—	$—	$(1)	$(22)	$(40)
Change-of-intent losses in operations	—	—	—	—	—	(4)
Amortized cost	64	—	—	19	—	42
Fair value	64	—	—	19	—	39
Non-credit losses in other comprehensive income for investments which experienced OTTI	—	—	—	(1)	—	1
The portion of OTTI recognized in AOCI is disclosed in the Consolidated Statements of Comprehensive Income (Loss).
As of December 31, 2018, the Company recognized credit-related impairment losses of $18 on available-for-sale debt securities related to investments in Pacific Gas and Electric (“PG&E”). PG&E filed chapter 11 reorganization on January 29, 2019 in relation to the California wildfires and the Company has reflected the impairment in its financial statements for the year ended December 31, 2018 as the events are reflective of conditions that existed at the balance sheet date.
Details of OTTI that were recognized in "Net income (loss)" and included in net realized gains on securities were as follows:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Asset-backed securities	$—	$—	$—	$(1)	$(2)	$(12)
Corporates	(24)	—	—	—	(20)	(6)
Related party loans	—	—	—	—	—	(4)
Other invested assets	—	—	—	—	—	(22)
Total	$(24)	$—	$—	$(1)	$(22)	$(44)

Mortgage Loans
The Company's mortgage loans are collateralized by commercial and residential properties. Prior to the quarter ended December 31, 2018, the Company held no residential mortgage loans.
Commercial Mortgage Loans
CMLs represented approximately 2% of the Company’s total investments as of December 31, 2018 and December 31, 2017. The Company primarily invests in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	December 31, 2018		December 31, 2017
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral Home	$—	—%	$—	—%
Hotel	21	4%	22	4%
Industrial - General	37	8%	46	9%
Industrial - Warehouse	20	4%	38	6%
Multifamily	56	12%	70	13%
Office	147	30%	158	29%
Retail	201	42%	214	39%
Total commercial mortgage loans, gross of valuation allowance	$482	100%	$548	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$482		$548

U.S. Region:
East North Central	$98	20%	$108	20%
East South Central	19	4%	20	4%
Middle Atlantic	79	17%	85	15%
Mountain	65	13%	67	12%
New England	10	2%	14	3%
Pacific	116	24%	135	25%
South Atlantic	57	12%	65	12%
West North Central	13	3%	13	2%
West South Central	25	5%	41	7%
Total commercial mortgage loans, gross of valuation allowance	$482	100%	$548	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$482		$548
All of the Company's investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at December 31, 2018 and December 31, 2017, as measured at inception of the loans unless otherwise updated. As of December 31, 2018, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at December 31, 2018 and December 31, 2017:

	Debt-Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00	N/A(a)
December 31, 2018
LTV Ratios:
Less than 50%	$296	$6	$—	$—	$302	63%	$302	63%
50% to 60%	169	—	—	—	169	35%	170	35%
60% to 75%	11	—	—	—	11	2%	11	2%
Commercial mortgage loans	$476	$6	$—	$—	$482	100%	$483	100%

December 31, 2017
LTV Ratios:
Less than 50%	$293	$—	$—	$—	$293	54%	$294	54%
50% to 60%	236	7	—	—	243	44%	243	44%
60% to 75%	12	—	—	—	12	2%	12	2%
Commercial mortgage loans	$541	$7	$—	$—	$548	100%	$549	100%
(a) N/A - Current DSC ratio not available.
The Company establishes a general mortgage loan allowance based upon the underlying risk and quality of the mortgage loan portfolio using DSC ratio and LTV ratio. The Company believes that the LTV ratio is an indicator of the principal recovery risk for loans that default. A higher LTV ratio will result in a higher allowance. The Company believes that the DSC ratio is an indicator of default risk on loans. A higher DSC ratio will result in a lower allowance.
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2018 and December 31, 2017, the Company had no CMLs that were delinquent in principal or interest payments.
Mortgage loan workouts, refinances or restructures that are classified as troubled debt restructurings ("TDRs") are individually evaluated and measured for impairment. As of December 31, 2018 and December 31, 2017, our CML portfolio had no impairments, modifications or TDR.
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 1% of the Company’s total investments as of December 31, 2018. The Company's residential mortgage loans are closed end, amortizing loans. Of the Company's RMLs, 100% of the properties are located in the United States. The Company diversifies its RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs, gross of valuation allowances, by state with highest-to-lowest concentration is reflected in the following table:

	Year ended
	December 31, 2018
US State:	Unpaid Principal Balance	% of Total
Florida	$25	14%
Illinois	24	13%
New Jersey	17	9%
All Other States (a)	114	64%
Total mortgage loans	$180	100%
(a) The individual concentration of each state is less than 9%.

The credit quality of RMLs as at December 31, 2018 was as follows:

	Year ended
	December 31, 2018
Performance indicators:	Carrying Value	% of Total
Performing	$185	100%
Non-performing	—	—%
Total residential mortgage loans, gross of valuation allowance	$185	100%
Allowance for loan loss	—	—%
Total residential mortgage loans	$185	100%
Net Investment Income
The major sources of “Net investment income” on the accompanying Consolidated Statements of Operations were as follows:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Fixed maturity securities, available-for-sale	$1,009	$80	$164	$228	$953	$869
Equity securities	73	6	5	10	41	32
Mortgage loans	24	2	4	6	23	24
Invested cash and short-term investments	16	1	1	—	3	3
Funds withheld	28	2	—	—	—	—
Limited partnerships	17	1	3	1	5	—
Other investments	10	1	1	—	2	13
Gross investment income	1,177	93	178	245	1,027	941
Investment expense	(70)	(1)	(4)	(5)	(22)	(18)
Net investment income	$1,107	$92	$174	$240	$1,005	$923

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying Consolidated Statements of Operations were as follows:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Net realized gains (losses) on fixed maturity available-for-sale securities	$(187)	$5	$5	$2	$(20)	$11
Net realized/unrealized gains (losses) on equity securities	(142)	—	1	—	3	1
Realized gains (losses) on other invested assets	(5)	—	—	(2)	(2)	(26)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	(2)	3	80	1	219	(84)
Unrealized gains (losses) on certain derivative instruments	(248)	34	58	38	129	166
Change in fair value of reinsurance related embedded derivatives (a)	(42)	—	1	12	(16)	(49)
Change in fair value of other derivatives and embedded derivatives	(3)	—	1	—	3	—
Realized gains (losses) on derivatives and embedded derivatives	(295)	37	140	51	335	33
Net investment gains (losses)	$(629)	$42	$146	$51	$316	$19
(a) Change in fair value of reinsurance related embedded derivatives starting December 1, 2017 and after is due to F&G Re and FSRC unaffiliated third party business under the fair value option election, and the predecessor periods activity is due to the FGL and FSRC reinsurance treaty. See "Note 14. Related Party Transactions".
The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Proceeds	$6,260	$125	$151	$97	$703	$1,318
Gross gains	12	—	6	2	25	40
Gross losses	(171)	—	—	(2)	(20)	(23)
In accordance with the Company's adoption of ASU 2016-01, for the year ended December 31, 2018 the Company had the following realized and unrealized gains and losses on equity securities:

Year ended
December 31, 2018
Net gains (losses) recognized during the period on equity securities	$(142)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(2)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(140)
The Company's adoption of ASU 2016-01 with respect to gains and losses on equity securities had a $(140) impact on pre-tax net income, or $(0.63) per common share, for the year ended December 31, 2018.

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
The Predecessor previously executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund June 2019. The Company has funded $50 as of December 31, 2018.
The Company invests in various limited partnerships as a passive investor. These investments are in corporate credit and real estate debt strategies that have a current income bias. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of December 31, 2018, the Company's maximum exposure to loss was $510 in recorded carrying value and $1,132 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	December 31, 2018	December 31, 2017
Assets:
Derivative investments:
Call options	$97	$492
Futures contracts	—	—
Other invested assets:
Other derivatives and embedded derivatives	14	17
	$111	$509

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,476	$2,277
Other liabilities:
Preferred shares reimbursement feature embedded derivative	29	23
	$2,505	$2,300

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Operations is as follows:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Revenues:
Net investment gains (losses):
Call options	$(244)	$34	$129	$39	$338	$74
Futures contracts	(8)	3	9	—	10	8
Foreign currency forward	2	—	—	—	—	—
Other derivatives and embedded derivatives	(3)	—	1	—	3	—
Reinsurance related embedded derivatives (a)	(42)	—	1	12	(16)	(49)
Total net investment gains (losses)	$(295)	$37	$140	$51	$335	$33

Benefits and other changes in policy reserves:
FIA embedded derivatives	$199	$(54)	$123	$(133)	$244	$234

Acquisition and operating expenses, net of deferrals:
Preferred shares reimbursement feature embedded derivative (b)	$(6)	$—	$—	$—	$—	$—
(a) Change in fair value of reinsurance related embedded derivatives starting December 1, 2017 and after is due to F&G Re and FSRC unaffiliated third party business under the fair value option election, and the predecessor periods activity is due to the FGL and FSRC reinsurance treaty. See "Note 14. Related Party Transactions".
(b) Only applicable to periods after December 1, 2017.

Additional Disclosures
Other Derivatives and Embedded Derivatives
The Company holds a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At December 31, 2018, the fair value of the fund-linked note and embedded derivative were $26 and $14, respectively. At maturity of the fund-linked note, the Company will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
Fixed Index Annuity ("FIA") Embedded Derivative, Call Options and Futures
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
Preferred Equity Remarketing Reimbursement Embedded Derivative Liability
On November 30, 2017 the Company issued 275,000 Series A cumulative preferred shares and 100,000 Series B cumulative preferred shares (together the “Preferred Shares”). The Preferred Shares do not have a maturity date and are non-callable for the first five years. From and after November 30, 2022, the original holders of the Preferred Shares may request and thus require, the Company (subject to customary blackout provisions) to remarket the Preferred Shares on their existing terms. If the remarketing is successful and the original holders elect to sell their preferred shares at the remarketed price and proceeds from such sale are less than the outstanding balance of the applicable shares (including dividends paid in kind and accumulated but unpaid dividends), the Company will be required to reimburse the sellers, up to a maximum of 10% of the par value of the originally issued preferred shares (including dividends paid in kind and accumulated but unpaid dividends) with such amount payable either in cash, ordinary shares, or any combination thereof, at the Company's option (the “Reimbursement Feature”). The Reimbursement Feature represents an embedded derivative that is not clearly and closely related to the preferred stock host and must be bifurcated. The Reimbursement Feature liability is held at fair value within “Other liabilities” in the accompanying Consolidated Balance Sheets using a Black Derman Toy model incorporating among other things the paid in kind dividend coupon rate and the Company’s call option. Changes in fair value of this derivative are recognized within “Acquisition and operating expenses, net of deferrals” in the accompanying Consolidated Statements of Operations.

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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		December 31, 2018
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$3,952	$25	$—	$25
Deutsche Bank	A-/A3/BBB+	1,327	5	6	(1)
Morgan Stanley	*/A1/A+	1,648	9	6	3
Barclay's Bank	A+/A2/A	2,205	27	20	7
Canadian Imperial Bank of Commerce	*/Aa2/A+	1,716	11	8	3
Wells Fargo	A+/A2/A-	1,635	17	16	1
Goldman Sachs	A/A3/BBB+	647	3	3	—
Total		$13,130	$97	$59	$38

		December 31, 2017
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$2,780	$150	$118	$32
Deutsche Bank	A-/A3/A-	1,345	51	55	(4)
Morgan Stanley	*/A1/A+	1,555	92	101	(9)
Barclay's Bank	A*+/A1/A	2,090	103	95	8
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,807	96	98	(2)
Total		$10,577	$492	$467	$25
(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company’s current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of December 31, 2018 and December 31, 2017, counterparties posted $59 and $467 of collateral, respectively, of which $59 and $349 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Consolidated Balance Sheets. The remaining $0 and $118 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, respectively. This collateral generally consists of U.S. treasury bonds and agency mortgage-backed securities ("Agency MBS"). Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $38 and $25 at December 31, 2018 and December 31, 2017, respectively.
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes.  In June 2017, the Company began reinvesting derivative cash collateral to reduce the interest cost. Cash collateral is invested in short term Treasury securities and A1/P1 commercial paper which are included in "Cash and cash equivalents" in the Consolidated Balance Sheets.

The Company held 664 and 1,754 futures contracts at December 31, 2018 and December 31, 2017, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 and $8 at December 31, 2018 and December 31, 2017, respectively.
Reinsurance Related Embedded Derivatives (Predecessor)
FGL Insurance has a funds withheld coinsurance arrangement with FSRC, meaning that funds are withheld by FGL Insurance as the legal owner, but the credit risk is borne by FSRC. This arrangement created an obligation for FGL Insurance to pay FSRC at a later date, which resulted in an embedded derivative. This embedded derivative was considered a total return swap with contractual returns that were attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap was based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative was reported in “Other assets”, if in a net gain position, or "Other liabilities", if in a net loss position, on the Predecessor's Consolidated Balance Sheets and the related gains or losses were reported in “Net investment gains (losses)” on the Predecessor's Consolidated Statements of Operations. Due to the acquisition of FSRC, the reinsurance related embedded derivative is eliminated in consolidation in the periods after December 1, 2017.
Call option payable to FSRC (Predecessor)
Under the terms of the coinsurance arrangement with FSRC, FGL Insurance is required to pay FSRC a portion of the net cost of equity option purchases and the proceeds from expirations related to the equity options which hedged the index credit feature of the reinsured FIA contracts. Accordingly, the payable to FSRC was reflected in "Funds withheld for reinsurance liabilities" as of the balance sheet date with changes in fair value reflected within the “Net investment gains (losses)” in Predecessor's Consolidated Statements of Operations. Due to the acquisition of FSRC, the call option payable to FSRC is eliminated in consolidation in the periods after December 1, 2017.

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

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$571	$—	$—	$571	$571
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,388	444	4,832	4,832
Commercial mortgage-backed securities	—	2,470	67	2,537	2,537
Corporates	—	9,150	1,231	10,381	10,381
Hybrids	265	626	10	901	901
Municipals	—	1,150	37	1,187	1,187
Residential mortgage-backed securities	—	417	614	1,031	1,031
U.S. Government	114	5	—	119	119
Foreign Governments	—	105	16	121	121
Equity securities	454	874	4	1,332	1,332
Derivative investments	—	97	—	97	97
Other invested assets	—	—	39	39	39
Funds withheld for reinsurance receivables, at fair value	169	576	4	749	749
Total financial assets at fair value	$1,573	$19,858	$2,466	$23,897	$23,897
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,476	$2,476	$2,476
Preferred shares reimbursement feature embedded derivative	—	—	29	29	29
Fair value of future policy benefits	—	—	725	725	725
Total financial liabilities at fair value	$—	$—	$3,230	$3,230	$3,230

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,215	$—	$—	$1,215	$1,215
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,653	412	3,065	3,065
Commercial mortgage-backed securities	—	907	49	956	956
Corporates	—	11,401	1,169	12,570	12,570
Hybrids	253	804	10	1,067	1,067
Municipals	—	1,709	38	1,747	1,747
Residential mortgage-backed securities	—	1,211	66	1,277	1,277
U.S. Government	52	32	—	84	84
Foreign Governments	—	180	17	197	197
Equity securities	404	937	3	1,344	1,344
Derivative investments	—	492	—	492	492
Short term investments	25	—	—	25	25
Other invested assets	—	—	17	17	17
Funds withheld for reinsurance receivables, at fair value	88	648	4	740	740
Total financial assets at fair value	$2,037	$20,974	$1,785	$24,796	$24,796
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,277	$2,277	$2,277
Preferred shares reimbursement feature embedded derivative	—	—	23	23	23
Fair value of future policy benefits	—	—	728	728	728
Total financial liabilities at fair value	$—	$—	$3,028	$3,028	$3,028
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
For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant unobservable input used in the fair value measurement of equity securities for which the market approach valuation technique is employed is yield for comparable securities. Increases or decreases in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation.

The fair value of the Company's investment in mutual funds is based on the net asset value published by the respective mutual fund and represents the value the Company would have received if it withdrew its investment on the balance sheet date.
The Company did not adjust prices received from third parties as of December 31, 2018 and December 31, 2017. However, the Company does analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, non-performance spread and option costs. The mortality multiplier at December 31, 2018 and December 31, 2017 was applied to the Annuity 2000 mortality tables. Significant increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the Reimbursement Feature is determined using a Black Derman Toy model, incorporating the paid in kind dividend coupon, the Company's redemption option and the preferred shareholder's remarketing feature. The remarketing feature allows the shareholder to put the preferred shares to the Company for a value of par after five years and, if after a successful remarketing event the amount is less than 90% par, up to a maximum of 10% of liquidation price defined. Fair value of this derivative increased $6 during the year ended December 31, 2018. There were no changes in fair value recognized during the period from December 1, 2017 to December 31, 2017.
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

FSRC and F&G Re Funds Withheld for Reinsurance Receivables and Future Policy Benefits
FSRC and F&G Re elected to apply the Fair Value Option to account for its funds withheld receivables and future policy benefits liability related to its assumed reinsurance. FSRC and F&G Re measure the fair value of the Funds Withheld for Reinsurance Receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. FSRC and F&G Re use a discounted cash flows approach to measure the fair value of the Future Policy Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.
The significant unobservable inputs used in the fair value measurement of the FSRC and F&G Re future policy benefit liability are undiscounted cash flows, non-performance risk spread and risk margin to reflect uncertainty. Undiscounted cash flows used in our December 31, 2018 discounted cash flow model equaled $1,199. Increases or decreases in non-performance risk spread and risk margin to reflect uncertainty would result in a lower or higher fair value measurement, respectively.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2018 and December 31, 2017, are as follows:

	Fair Value at			Range (Weighted average)
	December 31, 2018	Valuation Technique	Unobservable Input(s)	December 31, 2018
Assets
Asset-backed securities	$405	Broker-quoted	Offered quotes	97.00% - 102.00% (99.77%)
Asset-backed securities	24	Matrix Pricing	Quoted prices	96.07% - 96.07% (96.07%)
Asset-backed securities	15	Third-Party Valuation	Offered quotes	0.00% - 99.29% (23.05%)
Commercial mortgage-backed securities	43	Broker-quoted	Offered quotes	77.12% - 100.08% (85.46%)
Commercial mortgage-backed securities	24	Matrix Pricing	Quoted prices	117.72% - 117.72% (117.72%)
Corporates	577	Broker-quoted	Offered quotes	74.63% - 104.62% (97.80%)
Corporates	654	Matrix Pricing	Quoted prices	91.74% - 113.25% (98.86%)
Hybrids	10	Matrix Pricing	Quoted prices	96.60% - 96.60% (96.60%)
Municipals	37	Broker-quoted	Offered quotes	111.23% - 111.23% (111.23%)
Residential mortgage-backed securities	614	Broker-quoted	Offered quotes	89.80% - 100.99% (100.73%)
Foreign governments	16	Broker-quoted	Offered quotes	98.38% - 99.01% (98.58%)
Equity securities (Salus preferred equity)	4	Income-Approach	Yield	7.15%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	14	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit linked note	25	Broker-quoted	Offered quotes	100.00%
Funds withheld for reinsurance receivables at fair value	4	Matrix pricing	Calculated prices	100.00%
Total	$2,466
Liabilities
Future policy benefits	$725	Discounted cash flow	Non-Performance risk spread	0.00% - 0.22% (0.18%)
			Risk margin to reflect uncertainty	0.35% - 0.71% (0.68%)
Derivatives:
FIA embedded derivatives included in contractholder funds	2,476	Discounted cash flow	Market value of option	0.00% - 31.06% (0.94%)
			SWAP rates	2.57% - 2.71% (2.63%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.90%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.11% - 16.61% (2.18%)
Preferred shares reimbursement feature embedded derivative	29	Black Derman Toy model	Credit Spread	5.14%
			Yield Volatility	20.00%
Total liabilities at fair value	$3,230

	Fair Value at			Range (Weighted average)
	December 31, 2017	Valuation Technique	Unobservable Input(s)	December 31, 2017
Assets
Asset-backed securities	$412	Broker-quoted	Offered quotes	98.00% - 102.56% (100.27%)
Commercial mortgage-backed securities	49	Broker-quoted	Offered quotes	99.50% - 122.78% (114.09%)
Corporates	763	Broker-quoted	Offered quotes	73.55% - 109.63% (99.66%)
Corporates	406	Matrix Pricing	Quoted prices	67.72% - 115.04% (103.72%)
Hybrids	10	Broker-quoted	Offered quotes	96.89% - 96.89% (96.89%)
Municipals	38	Broker-quoted	Offered quotes	111.84% - 111.84% (111.84%)
Residential mortgage-backed securities	66	Broker-quoted	Offered quotes	93.25% - 102.25% (100.11%)
Foreign governments	17	Broker-quoted	Offered quotes	104.16% - 106.28% (104.82%)
Equity securities (Salus preferred equity)	3	Income-Approach	Yield	5.00%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	17	Black Scholes model	Market value of AnchorPath fund	100.00%
Funds withheld for reinsurance receivables, at fair value	3	Matrix pricing	Quoted prices	100.00%
Funds withheld for reinsurance receivables, at fair value	1	Loan recovery value	Recovery rate	26.00%
Total	$1,785
Liabilities
Future policy benefits (FSRC)	$728	Discounted cash flow	Non-Performance risk spread	0.27%
			Risk margin to reflect uncertainty	0.54%
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,277	Discounted cash flow	Market value of option	0.00% - 29.93% (4.11%)
			SWAP rates	2.24% - 2.40% (2.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (6.13%)
			Partial withdrawals	2.00% - 3.50% (2.75%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.06% - 17.33% (1.99%)
Preferred shares reimbursement feature embedded derivative	$23	Black Derman Toy model	Credit Spread	4.13%
			Yield Volatility	20.00%
Total liabilities at fair value	$3,028
Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, Predecessor period from October 1, 2017 to November 30, 3017, Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor year ended September 30, 2017 and 2016, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$412	$—	$(4)	$476	$—	$(28)	$(412)	$444
Commercial mortgage-backed securities	49	—	(3)	46	—	(6)	(19)	67
Corporates	1,169	—	(29)	288	—	(126)	(71)	1,231
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	(1)	—	—	—	—	37
Residential mortgage-backed securities	66	—	5	560	(1)	(15)	(1)	614
Foreign governments	17	—	(1)	—	—	—	—	16
Equity securities	3	1	—	—	—	—	—	4
Other invested assets:
Available-for-sale embedded derivative	17	(3)	—	—	—	—	—	14
Credit linked note	—	—	—	25	—	—	—	25
Funds withheld for reinsurance receivables, at fair value	4	—	—	6	—	(4)	(2)	4
Total assets at Level 3 fair value	$1,785	$(2)	$(33)	$1,401	$(1)	$(179)	$(505)	$2,466
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,277	$199	$—	$—	$—	$—	$—	$2,476
Future policy benefits (F&G Re and FSRC)	728	(49)	—	—	—	46	—	725
Preferred shares reimbursement feature embedded derivative	23	6	—	—	—	—	—	29
Total liabilities at Level 3 fair value	$3,028	$156	$—	$—	$—	$46	$—	$3,230
(a) The net transfers out of Level 3 during the year ended December 31, 2018 were exclusively to Level 2.

	Period from December 1 to December 31, 2017
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$225	$—	$—	$143	$—	$(1)	$45	$412
Commercial mortgage-backed securities	49	—	—	—	—	—	—	49
Corporates	1,163	—	2	30	(10)	(16)	—	1,169
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	—	—	—	—	—	38
Residential mortgage-backed securities	67	—	—	—	—	(1)	—	66
Foreign governments	17	—	—	—	—	—	—	17
Equity securities	38	—	—	—	—	—	(35)	3
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
HGI Energy Note	20	—	—	—	(20)	—	—	—
Funds withheld for reinsurance receivables, at fair value	4	—	—	—	—	—	—	4
Total assets at Level 3 fair value	$1,648	$—	$2	$173	$(30)	$(18)	$10	$1,785
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,331	$(54)	$—	$—	$—	$—	$—	$2,277
Future policy benefits (FSRC)	723	9	—	—	—	(4)	—	728
Preferred shares reimbursement feature embedded derivative	23	—	—	—	—	—	—	23
Total liabilities at Level 3 fair value	$3,077	$(45)	$—	$—	$—	$(4)	$—	$3,028
(a) The net transfers out of Level 3 during the period from December 1 to December 31, 2017 were exclusively to Level 2.

	Period from October 1 to November 30, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$159	$—	$—	$95	$—	$—	$(29)	$225
Commercial mortgage-backed securities	95	—	(1)	—	—	—	(45)	49
Corporates	1,097	—	—	67	—	(19)	18	1,163
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	—	—	—	—	—	38
Residential mortgage-backed securities	15	—	1	51	—	—	—	67
Foreign governments	17	—	—	—	—	—	—	17
Equity securities	2	—	—	—	—	—	35	37
Other invested assets:
Available-for-sale embedded derivative	16	1	—	—	—	—	—	17
Total assets at Level 3 fair value	$1,449	$1	$—	$213	$—	$(19)	$(21)	$1,623
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,627	$(296)	$—	$—	$—	$—	$—	$2,331
Total liabilities at Level 3 fair value	$2,627	$(296)	$—	$—	$—	$—	$—	$2,331
(a) The net transfers out of Level 3 during the Predecessor period from October 1 to November 30, 2017 were exclusively to Level 2.

	Period from October 1 to December 31, 2016 (Unaudited)
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$172	$(1)	$(1)	$63	$—	$(7)	$(29)	$197
Commercial mortgage-backed securities	79	—	(2)	8	—	—	—	85
Corporates	1,104	(1)	(41)	51	(5)	(48)	1	1,061
Hybrids	—	—	—	10	—	—	—	10
Municipals	41	—	(3)	—	—	(1)	—	37
Foreign governments	17	—	—	—	—	—	—	17
Equity securities	3	(2)	—	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	13	—	—	—	—	—	—	13
Loan participations	21	(1)	—	—	—	(14)	—	6
Total assets at Level 3 fair value	$1,450	$(5)	$(47)	$132	$(5)	$(70)	$(28)	$1,427
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,383	$(133)	$—	$—	$—	$—	$—	$2,250
Total liabilities at Level 3 fair value	$2,383	$(133)	$—	$—	$—	$—	$—	$2,250
(a) The net transfers out of Level 3 during the Predecessor period from October 1 to December 30, 2016 (unaudited) were exclusively to Level 2.

	Year ended September 30, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$172	$(2)	$2	$152	$—	$(40)	$(125)	$159
Commercial mortgage-backed securities	79	—	1	18	—	(1)	(2)	95
Corporates	1,104	(1)	(29)	189	(20)	(109)	(37)	1,097
Hybrids	—	—	—	10	—	—	—	10
Municipals	41	—	(2)	—	—	(1)	—	38
Residential mortgage-backed securities	—	—	1	—	—	—	14	15
Foreign governments	17	—	—	—	—	—	—	17
Equity securities	3	(2)	1	—	—	—	—	2
Other invested assets:
Available-for-sale embedded derivative	13	3	—	—	—	—	—	16
Loan participations	21	(2)	1	—	—	(20)	—	—
Total assets at Level 3 fair value	$1,450	$(4)	$(25)	$369	$(20)	$(171)	$(150)	$1,449
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,383	$244	$—	$—	$—	$—	$—	$2,627
Total liabilities at Level 3 fair value	$2,383	$244	$—	$—	$—	$—	$—	$2,627

(a)	The net transfers out of Level 3 during the Predecessor year ended September 30, 2017 were exclusively to Level 2.

	Year ended September 30, 2016
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$38	$(12)	$3	$141	$—	$(3)	$5	$172
Commercial mortgage-backed securities	144	—	4	—	—	(3)	(66)	79
Corporates	964	—	31	138	(3)	(26)	—	1,104
Municipals	39	—	2	—	—	—	—	41
Foreign governments	—	—	1	16	—	—	—	17
Equity securities	9	—	—	—	(6)	—	—	3
Other invested assets:
Available-for-sale embedded derivative	10	3	—	—	—	—	—	13
Loan participations	119	(21)	9	54	—	(140)	—	21
Total assets at Level 3 fair value	$1,323	$(30)	$50	$349	$(9)	$(172)	$(61)	$1,450
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149	$234	$—	$—	$—	$—	$—	$2,383
Total liabilities at Level 3 fair value	$2,149	$234	$—	$—	$—	$—	$—	$2,383

(a)	The net transfers out of Level 3 during the Predecessor year ended September 30, 2016 were exclusively to Level 2.

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
Mortgage Loans
The fair value of mortgage loans is established using a discounted cash flow method based on credit rating, maturity and future income. This yield-based approach is sourced from our third-party vendor. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower, and payment record. In the event of an impairment, the carrying value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral-dependent. The inputs used to measure the fair value of our mortgage loans are classified as Level 3 within the fair value hierarchy.
Policy Loans (included within Other Invested Assets)
Fair values for policy loans are estimated from a discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.

Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At December 31, 2018 and December 31, 2017, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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

	December 31, 2018
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock, included in equity securities, available-for-sale	$—	$52	$—	$52	$52
Commercial mortgage loans	—	—	483	483	482
Residential mortgage loans			187	187	185
Policy loans, included in other invested assets	—	—	11	11	22
Affiliated bank loan	—	—	39	39	39
Funds withheld for reinsurance receivables, at fair value	—	—	8	8	8
Total	$—	$52	$728	$780	$788

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$18,358	$18,358	$20,911
Debt	—	520	—	520	541
Total	$—	$520	$18,358	$18,878	$21,452

	December 31, 2017
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$549	$549	$548
Policy loans, included in other invested assets	—	—	15	15	17
Funds withheld for reinsurance receivables, at fair value	—	—	16	16	16
Total	$—	$—	$580	$580	$581

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$16,769	$16,769	$19,550
Debt	—	307	105	412	412
Total	$—	$307	$16,874	$17,181	$19,962

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments is measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies and Practices”.

	Carrying Value After Measurement
	December 31, 2018	December 31, 2017

Equity securities available-for-sale	$50	$44
Limited partnership investment, included in other invested assets	510	154
For investments for which NAV is used as a practical expedient for fair value, the Company does not have any significant restrictions in their ability to liquidate their positions in these investments, other than obtaining general partner approval, nor does the Company believe it is probable a price less than NAV would be received in the event of a liquidation.
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

The Company’s assessment resulted in gross transfers into and gross transfers out of certain fair value levels by asset class for the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017 and 2016, are as follows:

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Year ended December 31, 2018
Asset-backed securities	$—	$—	$425	$13	$13	$425
Commercial mortgage-backed securities	—	—	28	9	9	28
Corporates	—	—	75	4	4	75
Hybrids	20	—	—	20	—	—
Residential mortgage-backed securities	—	—	36	35	35	36
Equity securities	25	30	30	25	—	—
Funds withheld for reinsurance receivables	—	—	2	—	—	2
Total transfers	$45	$30	$596	$106	$61	$566
Period from December 1 to December 31, 2017
Asset-backed securities	$—	$—	$1	$46	$46	$1
Commercial mortgage-backed securities	—	—	1	—	—	1
Hybrids	27	15	15	27	—	—
Equity securities	53	26	61	53	—	35
Total transfers	$80	$41	$78	$126	$46	$37
Predecessor
Period from October 1 to November 30, 2017
Asset-backed securities	$—	$—	$29	$—	$—	$29
Commercial mortgage-backed securities	—	—	46	1	1	46
Corporates	—	—	—	18	18	—
Hybrids	244	—	—	244	—	—
Equity securities	374	—	—	409	35	—
Total transfers	$618	$—	$75	$672	$54	$75
Predecessor
Period from October 1 to December 31, 2016 (Unaudited)
Asset-backed securities	$—	$—	$68	$39	$39	$68
Corporates	—	—	4	5	5	4
Total transfers	$—	$—	$72	$44	$44	$72
Predecessor
Year ended September 30, 2017
Asset-backed securities	$—	$—	$222	$112	$112	$222
Commercial mortgage-backed securities	—	—	7	6	6	7
Corporates	—	—	49	10	10	49
Total transfers	$—	$—	$278	$128	$128	$278
Predecessor
Year ended September 30, 2016
Asset-backed securities	$—	$—	$64	$68	$68	$64
Commercial mortgage-backed securities	—	—	65	—	—	65
Corporates	—	—	26	25	25	26
Hybrids	—	—	4	4	4	4
Total transfers	$—	$—	$159	$97	$97	$159

(7) Intangibles
A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows:

	VOBA	DAC	DSI	Total
Balance at December 31, 2017	$821	$22	$10	$853
Deferrals	—	317	138	455
Amortization	(58)	(4)	(2)	(64)
Interest	19	4	1	24
Unlocking	(9)	—	—	(9)
Adjustment for net unrealized investment (gains) losses	93	5	2	100
Balance at December 31, 2018	$866	$344	$149	$1,359

	VOBA	DAC	DSI	Total
Balance at December 1, 2017	$844	$—	$—	$844
Deferrals	—	23	10	33
Amortization	(7)	(1)	—	(8)
Interest	2	—	—	2
Unlocking	—	—	—	—
Adjustment for net unrealized investment (gains) losses	(18)	—	—	(18)
Balance at December 31, 2017	$821	$22	$10	$853

Predecessor	VOBA	DAC	DSI	Total
Balance at October 1, 2017	$—	$1,023	$106	$1,129
Deferrals	—	40	8	48
Amortization	(12)	(39)	(5)	(56)
Interest	2	7	1	10
Unlocking	7	4	(1)	10
Adjustment for net unrealized investment (gains) losses	3	(4)	—	(1)
Balance at November 30, 2017	$—	$1,031	$109	$1,140

Predecessor	VOBA	DAC	DSI	Total
Balance at September 30, 2016	$19	$921	$86	$1,026
Deferrals	—	293	43	336
Amortization	(65)	(192)	(23)	(280)
Interest	11	42	4	57
Unlocking	32	2	(4)	30
Adjustment for net unrealized investment (gains) losses	3	(43)	—	(40)
Balance at September 30, 2017	$—	$1,023	$106	$1,129

Predecessor	VOBA	DAC	DSI	Total
Balance at September 30, 2015	$187	$742	$59	$988
Deferrals	—	313	37	350
Amortization	(41)	(77)	(8)	(126)
Interest	11	32	2	45
Unlocking	25	6	(4)	27
Adjustment for net unrealized investment (gains) losses	(163)	(95)	—	(258)
Balance at September 30, 2016	$19	$921	$86	$1,026

Amortization of VOBA, DAC, and DSI is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0.05% to 4.01%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statements of Operations. As of December 31, 2018 and December 31, 2017, the VOBA balances included cumulative adjustments for net unrealized investment (gains) losses of $75, and $(18), respectively, and the DAC balances included cumulative adjustments for net unrealized investment (gains) losses of $5 and $0, respectively. As of December 31, 2018, the DSI balance included net unrealized investment (gains) losses of $2.
Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year
2019	75
2020	92
2021	88
2022	83
2023	74
Thereafter	379
The Company had an unearned revenue balance of $41 as of December 31, 2018, including deferrals of $(37), amortization of $18, unlocking of $4, and adjustment for net unrealized investment gains (losses) of $(26).
Definite and Indefinite Lived Intangible Assets
On November 30, 2017, $467 of goodwill was recognized as a result of the FGL and FSR acquisitions. These transactions were accounted for separately using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their acquisition date fair values.
Other identifiable intangible assets as of December 31, 2018 consist of the following:

	December 31, 2018
	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Trade marks / trade names	$16	$2	$14	10
State insurance licenses	6	N/A	6	Indefinite
Total			$20

(8) Debt
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into a credit agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years (the “Current Credit Agreement”). Various financing options are available within the Current Credit Agreement, including overnight and term based borrowing.  In each case, a margin is ascribed based on the Debt to Capitalization ratio of CF Bermuda. The loan proceeds from the Current Credit Agreement may be used for working capital and general corporate purposes. On November 30, 2017, FGLH drew $105 from the Current Credit Agreement and repaid the Former Credit Agreement entered into by FGLH, as borrower, and the Predecessor as guarantor, with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC (“Credit Suisse”), acting as joint lead arrangers.
On April 20, 2018, FGLH completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025, issued at 99.5% for proceeds of $547. The Company used the net proceeds of the offering (i) to repay $135 of borrowings under its revolving credit facility and related expenses and (ii) to redeem in full and satisfy and discharge all of the outstanding $300 aggregate principal amount of FGLH's outstanding 6.375% Senior Notes due 2021. The Company expects to use the remaining proceeds of the offering for general corporate purposes, which may include additional capital contributions to the Company's insurance subsidiaries. This exchange of debt instruments constituted an extinguishment. As a result, the Company recognized a $2 gain on the extinguishment of the 6.375% Senior Notes.
The Company capitalized $7 of debt issuance costs in connection with the 5.50% Senior Notes offering, which are classified as an offset within the "Debt" line on the Company's Consolidated Balance Sheets, and are being amortized from the date of issue to the redemption date using the straight-line method.
The carrying amount of the Company's outstanding debt as of December 31, 2018 and December 31, 2017 is as follows:

	December 31, 2018	December 31, 2017
Debt	$541	$307
Revolving credit facility	—	105
The $0 and $105 drawn balances on the revolver carried interest rates equal to 5.27% (had we drawn on the revolver) and 4.17%, as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 and December 31, 2017, the amount available to be drawn on the revolver was $250 and $145, respectively.

The interest expense and amortization of debt issuance costs for the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017 and 2016, respectively, were as follows:

	Year ended December 31, 2018		Period from December 1 to December 31, 2017		Period from October 1 to November 30, 2017		Period from October 1 to December 31, 2016 (Unaudited)
					Predecessor		Predecessor
	Interest Expense	Amortiz-ation	Interest Expense	Amortiz-ation	Interest Expense	Amortiz-ation	Interest Expense	Amortiz-ation
Debt	$28	$1	$2	$—	$3	$—	$5	$—
Revolving credit facility	2	—	—	—	1	—	1	—
Gain on extinguishment of debt	(2)	—	—	—	—	—	—	—

	Year Ended September 30,
	2017		2016
	Predecessor		Predecessor
	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$19	$—	$19	$2
Revolving credit facility	4	1	—	1

(9) Equity
General
The Company is a Cayman Islands exempted company and our affairs are governed by the Companies Law, the common law of the Cayman Islands and our Charter. Pursuant to our Charter, our authorized share capital is $90 thousand divided into 800,000 thousand ordinary shares and 100,000 thousand preferred shares, par value $0.0001 per share.
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
The Company consummated the initial public offering of 60,000 thousand ordinary shares for $10.00 per unit on May 25, 2016. On June 29, 2016, the Company consummated the closing of the sale of 9,000 thousand ordinary shares pursuant to the exercise in full of the underwriter’s over-allotment option. An additional 145,370 thousand ordinary shares were issued for $10.00 per unit on November 30, 2017 in advance of the Business Combination.
In accordance with the Merger Agreement, FGL’s common stock outstanding as of the date of the business combination was automatically converted into the right to receive, in cash, without interest, $31.10 per share. All outstanding FGL common shares were retired and cease to exist upon conversion.

Preferred Stock
On November 30, 2017, the Company issued 275 thousand shares of Series A Cumulative Preferred Shares ("Series A Preferred Shares"), $1,000 liquidation preference per share for $275, and 100 thousand Series B Cumulative Convertible Preferred Shares ("Series B Preferred Shares"), $1,000 liquidation per share for $100. In connection with offering of the Series A Preferred Shares and Series B Preferred Shares, the Company incurred $12 of issuance costs which have been recorded as a reduction of additional paid-in-capital.
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
Warrants
The Company issued 34,500 thousand warrants as part of the units sold in the initial public offering (IPO). The Company issued 15,800 thousand and 1,500 thousand warrants to CF Capital Growth, LLC, at $1.00 per private placement warrant in a private placement consummated simultaneously with the closing of the IPO and upon conversion of working capital loans at the time of the business combination, respectively. In connection with forward purchase agreements, at the closing of the business combination the Company issued 19,083 thousand forward purchase warrants to the anchor investors. The forward purchase warrants have identical terms as the public warrants.
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
The Company’s offer to exchange its outstanding warrants for 0.11 ordinary shares of the Company, par value $0.0001 (the "Exchange Shares") and $0.98, in cash without interest, per warrant, expired on October 4, 2018. A total of 65,374 thousand warrants were properly tendered prior to the expiration of the offer to exchange. On October 9, 2018 the Company issued 7,191 thousand shares and paid $64 in cash in exchange for the warrants tendered. After completion of the Offer to Exchange, 5,510 thousand warrants still remain outstanding, which will expire on November 30, 2022, or upon earlier redemption or liquidation.

Share Repurchases
On December 19, 2018, the Company's Board of Directors has authorized a share repurchase program of up to $150 of the Company's outstanding common stock. This program will expire on December 15, 2020, and may be modified at any time. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.
At December 31, 2018, the Company has repurchased 600 thousand shares for a total cost of $4. During the period January 1, 2019 through February 27, 2019, the Company repurchased an additional 1,072 thousand shares for a total cost of $8.
Dividends
On February 27, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.01 per share. The dividend will be paid on April 1, 2019 to shareholders of record as of the close of business on March 18, 2019.
The Company declared the following cash dividends to its common shareholders during the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor years ended September 30, 2017 and September 30, 2016:

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
The Company declared the following dividends to its preferred shareholders during the year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	December 29, 2017	January 1, 2018	November 30, 2017	275	Paid in kind	$—	2
Series B Preferred Shares	December 29, 2017	January 1, 2018	November 30, 2017	100	Paid in kind	$—	1
Series A Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	277	Paid in kind	$—	5
Series B Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	101	Paid in kind	$—	1
Series A Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	282	Paid in kind	$—	5
Series B Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	102	Paid in kind	$—	2
Series A Preferred Shares	September 28, 2018	October 1, 2018	September 15, 2018	287	Paid in kind	$—	5
Series B Preferred Shares	September 28, 2018	October 1, 2018	September 15, 2018	104	Paid in kind	$—	2
Series A Preferred Shares	December 31, 2018	January 1, 2019	December 15, 2018	293	Paid in kind	$—	6
Series B Preferred Shares	December 31, 2018	January 1, 2019	December 15, 2018	106	Paid in kind	$—	2
Restricted Net Assets of Subsidiaries

CF Bermuda’s equity in restricted net assets of consolidated subsidiaries was approximately $890 as of December 31, 2018 representing 99% of CF Bermuda’s consolidated stockholder’s equity as of December 31, 2018 and consisted of net assets of CF Bermuda which were restricted as to transfer to the Company in the form of cash dividends, loans or advances under regulatory restrictions.

(10) Stock Compensation
On August 8, 2017, the Company adopted a stock-based incentive plan (the “FGL Incentive Plan”) that permits the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing. The Company’s Compensation Committee is authorized to grant up to 15,006 thousand equity awards under the Incentive Plan. At December 31, 2018, 5,418 thousand equity awards are available for future issuance.
FGL Incentive Plan
On May 15, 2018 FGL granted 13,835 thousand stock options to certain officers of the Company. The following table summarizes the vesting conditions for these options:

Vesting mechanism	Vest Dates	Number of options subject to these vesting conditions
Service	Each March 15 from 2019 through 2023; subject to continued service	3,937
Service and return on equity performance	March 15, 2020, 2021 and 2022 subject to continued service and targeted return on equity	4,949
Service and stock price performance	Each March 15 from 2019 through 2023; subject to continued service and target stock price goals being achieved	4,949

The total fair value of the options granted on May 15, 2018 was $29. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period.
On December 21, 2018, FGL issued 5,920 thousand stock options under an inducement grant to certain officers of the Company. As an inducement grant, these issuances do not impact total share available to be granted under the FGL Incentive Plan. As of December 31, 2018, 2,500 thousand of these issued stock options have not yet granted per ASC 718 as their vesting conditions - which are in part performance based - have not been established. The remaining 3,420 thousand stock options were granted with a total fair value of $3. The following table summarizes the vesting conditions for these options:

Vesting mechanism	Vest Dates	Number of options subject to these vesting conditions
Service	Each December 21 from 2019 through 2023; subject to continued service	2,500
Service and return on equity performance	March 15, 2021, 2022 and 2023 subject to continued service and targeted return on equity	460
Service and stock price performance	Each March 15 from 2020 through 2024; subject to continued service and target stock price goals being achieved	460
At December 31, 2018, the intrinsic value of stock options outstanding or expected to vest was $0. At December 31, 2018, the weighted average remaining contractual term of stock options outstanding or expected to vest was 7 years. At December 31, 2018 there were no options that were exercisable or vested.

A summary of the Company’s outstanding stock options as of December 31, 2018, and related activity during the twelve months ended December 31, 2018, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at January 1, 2018	—	$—
Granted	17,255	9.76
Exercised	—	—
Forfeited or expired	(4,248)	(10.00)
Stock options outstanding at December 31, 2018	13,007	9.68
Exercisable at December 31, 2018	—	—
Vested or projected to vest at December 31, 2018	13,007	$9.68
To value the options granted with service and return on equity performance vesting conditions, we used a Black Scholes valuation model. To value the options granted with stock price market performance vesting conditions, we used a Monte Carlo simulation. The following inputs and assumptions were used in the determination of the grant date fair values of the May 15, 2018 grants for each.

	Black-Scholes Model		Monte Carlo Model
	Serviced based	ROE Performance based	Stock Price Performance based	Source of input/ assumption
Weighted average fair value per options granted	$2.20	$2.35	$1.77	N/A
Risk-free interest rate	2.95%	2.98%	3.02%	US Treasury Curve
Assumed dividend yield	—%	—%	—%	Internal projection
Expected option term	5.5 years	6.0 years	N/A	Internal model
Contractual term	N/A	N/A	7.0 years	N/A
Volatility	25.00%	25.00%	25.72%	Predecessor and peer group experience
Early exercise multiple	N/A	N/A	2.8	Hull White model
Cost of equity	N/A	N/A	10.50%	Capital asset pricing model - 20 year risk free rate

The following inputs and assumptions were used in the determination of the grant date fair values of the December 21, 2018 grants for each.

	Black-Scholes Model		Monte Carlo Model
	Serviced based	ROE Performance based	Stock Price Performance based	Source of input/ assumption
Weighted average fair value per options granted	$1.19	$0.89	$0.18	N/A
Risk-free interest rate	2.68%	2.70%	2.70%	US Treasury Curve
Assumed dividend yield	0.64%	0.64%	0.64%	Internal projection
Expected option term	6.0 years	6.5 years	N/A	Internal model
Contractual term	N/A	N/A	7.0 years	N/A
Volatility	26.00%	26.00%	26.00%	Predecessor and peer group experience
Early exercise multiple	N/A	N/A	2.8	Hull White model

The Company granted 112 thousand restricted shares to directors in the twelve months ended December 31, 2018. These shares vested on December 31, 2018. The total fair value of the restricted shares granted in the twelve months ended December 31, 2018 was $1.

A summary of the Company’s nonvested restricted shares outstanding as of December 31, 2018, and related activity during the twelve months ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2017	—	$—
Granted	112	10.01
Vested	(100)	10.01
Forfeited or expired	(12)	10.01
Vested or expected to vest at December 31, 2018	—	—
Management Incentive Plan

In the twelve months ended December 31, 2018, the Company granted 374 thousand phantom units to members of management under a management incentive plan (the "Management Incentive Plan"). The phantom units are settled in cash, and therefore the Management Incentive Plan is classified as a liability plan. The value of this plan is classified within "Other liabilities" on the Consolidated Balance Sheets and is adjusted each period, with a corresponding adjustment to “Acquisition and operating expenses, net of deferrals”, to reflect changes in the Company’s stock price. The total fair value of the restricted shares granted in the twelve months ended December 31, 2018 was $3.
One half of the phantom units vest in three equal installments on each March 15th from 2019 to 2021, subject to awardees continued service with the Company. The other half will begin vesting on March 15, 2020 and cliff vest on March 15, 2021 based on continued service and attainment of a performance metric: adjusted operating income return on equity for the fiscal year 2020.
At December 31, 2018, the liability for phantom units of $0 was based on the number of units granted, the elapsed portion of the service period and the fair value of the Company’s common stock on that date which was $6.66.
A summary of the Management Incentive Plan nonvested phantom units outstanding as of December 31, 2018, and related activity during the twelve months ended is as follows (share amount in thousands):

Phantom units	Shares	Weighted Average Grant Date Fair Value
Phantom units outstanding at December 31, 2017	—	$—
Granted	374	8.95
Vested	—	—
Forfeited or expired	(18)	8.96
Phantom units outstanding at December 31, 2018	356	$8.95
The Company recognized total stock compensation expense related to the FGL Incentive Plan and Management Incentive Plan is as follows:

	Twelve months ended	One month ended
	December 31, 2018	December 31, 2017
FGL Holdings Incentive Plan
Stock options	$3	$—
Restricted shares	1	1
	4	1
Management Incentive Plan
Phantom units	—	—
	—	—
Total stock compensation expense	4	1
Related tax benefit	1	—
Net stock compensation expense	$3	$1

The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Company's Consolidated Statements of Operations.
Total compensation expense related to the FGL Incentive Plan and Management Incentive Plan not yet recognized as of December 31, 2018 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Incentive Plan
Stock options	$20	3
Restricted shares	—	0
	20
Management Incentive Plan
Phantom units	1	2
	1
Total unrecognized stock compensation expense	$21	3
Predecessor
Upon completion of the merger on November 30, 2017, vesting of all outstanding unvested awards under the predecessor plans were accelerated and all vested and unvested awards under the plans were canceled and automatically converted into a right to receive a cash payment in an amount pursuant to the Merger Agreement. The predecessor plans were terminated in connection with the merger.
Stock compensation expense related to the predecessor plans recognized during the periods presented is as follows:

			Year Ended
	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
	Predecessor	Predecessor	Predecessor	Predecessor
Net stock compensation expense	$2	$1	$5	$8

(11) Income Taxes
The Company is a Cayman-domiciled corporation that has operations in Bermuda and the U.S. Neither the Cayman Islands nor Bermuda impose a corporate income tax. The Company’s U.S. non-life subsidiaries file a consolidated non-life U.S. Federal income tax return. For tax years prior to December 1, 2017, the non-life members were included in the consolidated U.S. Federal income tax return of HRG, the majority owner of FGL prior to the execution of the FGL Merger Agreement on November 30, 2017. The income tax liabilities of the Company as former members of the consolidated HRG return were calculated using the separate return method as prescribed in ASC 740. The Company’s US life insurance subsidiaries file a separate life subgroup consolidated U.S. Federal income tax return. The life insurance companies will be eligible to join in a consolidated filing with the U.S. non-life companies in 2022.
On May 24, 2017, the Company, HRG and CF Corp executed a letter agreement (the “side letter”) which set forth the settlement provisions between the parties related to the Section 338(h)(10) transaction. The Section 338(h)(10) election treated the merger as an asset acquisition for U.S. tax purposes resulting in stub period tax yearends for both the life and non-life subsidiaries within the target group acquired as part of the acquisition. The side letter agreement between the parties specified that the purchase price would be adjusted for incremental tax costs attributable to the election. As such, the Company made two payments to HRG totaling $57 in March and May of 2018. The target 338(h)(10) group did not include FSRC, a 953(d) election U.S. tax payer. Any tax liability of the non-life entities’ arising from the deemed asset sale will be reflected on HRG’s consolidated return, with the Companies’ non-life entities retaining successor liability. The life entities filed a separate final short-period return reflecting gain (or loss) from the deemed asset sale.

The Company’s U.S. subsidiaries are taxed at corporate rates on taxable income based on existing U.S. tax laws. Current income taxes are charged or credited to net income based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year.
Deferred income taxes are provided for the tax effect of temporary differences in the financial reporting and income tax bases of assets and liabilities, net operating loss carryforwards and tax credit carryforwards using enacted income tax rates and laws. The effect on deferred income tax assets and deferred income tax liabilities of a change in tax rates is recognized in net income in the period in which the change is enacted. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income from prior years available for recovery and tax planning strategies. Based on the available positive and negative evidence regarding future sources of taxable income, we have determined that the establishment of a valuation allowance was necessary for the U.S. non-life companies and FSRC at December 31, 2018. The valuation allowance reflects a history of cumulative losses for both the US nonlife subgroup, as well as for FSRC. In addition, due to the debt structure of the US non-life entities, particularly at the holding company level, it is unlikely the US non-life subgroup will be in a net cumulative taxable income position in a near term projection window. We have also determined that a partial valuation allowance was necessary for the US life companies’ unrealized capital losses. The US life companies do not have enough built in capital gains to offset the entire amount of unrealized capital losses. All deferred tax assets were more likely than not to be realized based on expectations regarding future taxable income and considering all other available evidence, both positive and negative.
The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017, and it amended many provisions of the Internal Revenue Code that will have effect on the Company. Because the TCJA reduced the statutory tax rate from 35% to 21%, the Company was required to remeasure its deferred tax assets and liabilities using the lower rate at the December 22, 2017, date of enactment. This remeasurement resulted in a reduction of net deferred tax assets of $131, which includes a $0 benefit related to deferred taxes previously recognized in accumulated other comprehensive income. The Company evaluated whether or not to make a Section 953(d) election with respect to F&G Life Re Ltd. which would have resulted in F&G Life Re Ltd. Being treated as if it were a US Tax Payer. Ultimately, the Company chose to be subject to the Base Erosion and Anti-Abuse Tax ("BEAT") through September 30, 2018 and then recapture the business that was subject to the Modco Agreement. The Modco Agreement was terminated effective September 30, 2018.
The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for the effects of U.S. tax reform in circumstances in which an exact calculation cannot be made, but for which a reasonable estimate can be determined. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on the legislative updates relating to TCJA currently available. The only provision amount utilized in the preparation of the Company's December 31, 2017 financial statements was tax reserves. There are no provisional amounts utilized in the preparation of the Company’s December 31, 2018 financial statements.
Income tax (expense) benefit is calculated based upon the following components of income before income taxes:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Pretax income (loss):
United States	$(271)	$(55)	$44	$163	$333	$153
Outside the United States	300	74	—	—	—	—
Total pretax income	$29	$19	$44	$163	$333	$153

The components of income tax (expense) benefit are as follows:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Current:
Federal	$(42)	$(5)	$(23)	$21	$(114)	$(5)
State	—	—	—	—	—	—
Total current	$(42)	$(5)	$(23)	$21	$(114)	$(5)

Deferred:
Federal	$26	$(105)	$7	$(76)	$4	$(51)
State	—	—	—	—	—	—
Total deferred	$26	$(105)	$7	$(76)	$4	$(51)

Income tax (expense)/benefit	$(16)	$(110)	$(16)	$(55)	$(110)	$(56)
The difference between income taxes expected at the U.S. Federal statutory income tax rate of 21% and reported income tax (expense) benefit is summarized as follows:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Expected income tax (expense)/benefit at Federal statutory rate	$(6)	$(7)	$(15)	$(57)	$(117)	$(54)
Valuation allowance for deferred tax assets	(38)	13	(2)	—	1	69
Amortization of low income housing tax credits	(4)	(1)	(1)	—	(4)	(2)
Benefit on LIHTC under proportional amortization method	5	—	1	—	5	3
Write off of expired capital loss carryforward	—	—	—	—	—	(73)
Remeasurement of deferred taxes under U.S. tax reform	—	(131)	—	—	—	—
Dividends received deduction	5	—	1	—	4	1
Benefit on Outside of United States Income taxed at 0%	63	26	—	—	—	—
Write off of 382 Limited NOL	—	(12)	—	—	—	—
Base Erosion & Antiabuse Tax "BEAT"	(44)	—	—	—	—	—
Other	3	2	—	2	1	—
Reported income tax (expense)/benefit	$(16)	$(110)	$(16)	$(55)	$(110)	$(56)

Effective tax rate	55%	579%	37%	34%	33%	37%
For the year ended December 31, 2018, the Company’s effective tax rate was 55%. The effective tax rate was negatively impacted by the valuation allowance expense on the US life companies’ unrealized capital losses and the FSRC and non-life insurance companies’ deferred tax assets. The negative impacts of the valuation allowance were partially offset by the benefit of low taxed international income in excess of the BEAT, and favorable permanent adjustments, including low income housing tax credits ("LIHTC") and the dividends received deduction ("DRD").
For the period December 1, 2017 to December 31, 2017, the Company’s effective tax rate includes the effects of rate change from 35% to 21% in connection with TCJA as well as certain reinsurance effects between the Companies' onshore and offshore insurance entities. Reversing out the effects of the tax reform rate change and impacts of FAS 133/DIGB36, (i.e. Embedded Derivatives impacts under Modified Coinsurance Arrangements) in regards to US/offshore reinsurance treatment of unrealized gains on funds withheld assets, results in an adjusted effective rate for the quarter of approximately 34% and is a more useful comparative to prior period rates reflected in the schedule above. The effective tax rate was impacted by tax expense recorded related to the remeasurement of deferred tax assets and liabilities as a result of tax reform. Additionally, the tax rate was positively impacted by income earned by foreign companies that is taxed at 0%.
For the Predecessor period October 1, 2017 to November 30, 2017, the Company’s effective tax rate was 37% (for Predecessor periods, references to “the Company” are to its predecessor). The negative impact of the valuation allowance expense of the non-life companies was partially offset by the net impact of positive permanent adjustments, including LIHTC and the DRD.
For the Predecessor period October 1, 2016 to December 31, 2016 (unaudited), the Company’s effective tax rate was 34%. The effective tax rate was impacted by favorable permanent adjustments, including LIHTC.
For the Predecessor year ended September 30, 2017, the Company’s effective tax rate was 33%. The effective tax rate was positively impacted by a valuation allowance release within the non-life companies and favorable permanent adjustments, including LIHTC and the DRD.
For the Predecessor year ended September 30, 2016, the Company’s effective tax rate was 37%. The negative impact of the valuation allowance expense of the non-life companies was partially offset by the net impact of positive permanent adjustments, including LIHTC and the DRD. For the Predecessor year ended September 30, 2016, the remaining unutilized life company capital loss carryforwards deferred tax assets expired and were written off, resulting in $73 in deferred income tax expense which was entirely offset by a valuation allowance release of the same amount.
For the year ended December 31, 2018, the company recorded a net valuation allowance expense of $38 (comprised of a net increase to valuation allowance of $3 related to the Company’s non-life companies, a net increase to valuation allowance of $21 related to FSRC, and a net increase to valuation allowance of $14 related to the US life insurance companies unrealized capital losses on equity securities that are recorded through net income).
For the period from December 1, 2017 to December 31, 2017, the Company recorded a net valuation allowance release of $13 primarily related to the DTA write off of the Net Operating Loss ("NOL") on FSRC that would not be able to be utilized as a result of the Section 382 limitation created by the merger with CF Corporation. For the Predecessor period from October 1, 2017 to November 30, 2017, the Company recorded a net valuation allowance expense of $2 related to the Company’s non-life companies. For the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), the Company recorded a net valuation allowance release of $0.
For the Predecessor year ended September 30, 2017, the Company recorded a net valuation allowance release of $1 related to the Company's non-life companies. For the Predecessor year ended September 30, 2016, the Company recorded net valuation allowance release of $69 (comprised of a full year valuation allowance release of $74 related to the life insurance companies, offset by a net increase to valuation allowance of $5 related to the Company's non-life companies). During the Predecessor year ended September 30, 2016, the remaining unutilized life company capital loss carryforward deferred tax assets expired and were written off, resulting in $73 in deferred income tax expense. Most of the valuation allowance release during the year was attributable to this write-off.
The Company records tax expense (benefit) that results from a change in Other Comprehensive Income (“OCI”) directly to OCI. Tax expense recorded directly to OCI includes deferred tax expense arising from a change in unrealized gain (loss) on available-for-sale securities and the tax-effects of other income items that are recorded to OCI. Changes in valuation allowance that are solely due to a deferred tax asset related to the unrealized gain on an available-for-sale security are allocated to other comprehensive income in accordance with ASC 740-10-45-20, "Income Taxes: Other Presentation Matters".
The Company recorded the following deferred tax expense to OCI:

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Deferred Tax Expense in OCI	$132	$(19)	$(7)	$154	$(56)	$(187)

An excess tax benefit is the realized tax benefit related to the amount of deductible compensation cost reported on an employer’s tax return for equity instruments in excess of the compensation cost for those instruments recognized for financial reporting purposes. The Company adopted ASU-2016-09 (Stock Compensation) effective October 1, 2015. ASU-2016-09 eliminates the requirement for excess tax benefits to be recorded as additional paid-in capital when realized. For the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017 and 2016, the Company recorded all excess tax benefits in the Consolidated Statements of Operations as a component of current income tax expense in accordance with the newly adopted guidance.
The following table is a summary of the components of deferred income tax assets and liabilities:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$94	$7
Insurance reserves and claim related adjustments	620	684
Unrealized Investment Losses	201	—
Derivatives	36	—
Deferred acquisition costs	—	2
Other	30	36
Valuation allowance	(154)	(15)
Total deferred tax assets	$827	$714

Deferred tax liabilities:
Value of business acquired	$(181)	$(172)
Unrealized Investment Gains	—	(104)
Investments	(133)	(150)
Derivatives	—	(11)
Deferred acquisition costs	(76)	—
Transition reserve on new reserve method	(75)	(84)
Funds held under Reinsurance Agreements	(11)	—
Other	(8)	(11)
Total deferred tax liabilities	$(484)	$(532)

Net deferred tax assets and (liabilities)	$343	$182
For the year ended December 31, 2018, the Company's valuation allowance of $154 consisted of a valuation allowance of $115 on US life company unrealized capital loss deferred tax assets, a full valuation allowance on the Company's non-life insurance net deferred taxes, and a full valuation allowance on FSRC's net deferred taxes.
For the period from December 1, 2017 to December 31, 2017, the Company’s valuation allowance of $15 consisted of a valuation allowance of $0 on US life company deferred tax assets, a full valuation allowance on the Company’s non-life insurance net deferred taxes, and a full valuation allowance on FSRC's net deferred taxes.
As of December 31, 2018, the Company has NOL carryforwards of $430, consisting of NOL carryforwards of $369 on the US life companies and $61 on FSRC. A portion of the FSRC losses existed prior to the November 30, 2017 acquisition and are therefore subject to Section 382 limitations. The remaining NOLs are not subject to any limitation and have an indefinite carryforward period.
The U.S. Federal income tax returns of the Company for years prior to 2015 are no longer subject to examination by the taxing authorities except for the tax return items that related to the 2016 carryback of losses to 2013. The Company has responded timely to the Agent with no additional follow-up at this time. The Company is not aware of any proposed changes to the tax return filing. With limited exception, the Company is no longer subject to state and local income tax audits for years prior to 2014. The Company does not have any unrecognized tax benefits (“UTBs”) at December 31, 2017, September 30, 2017 (Predecessor) and 2016 (Predecessor). In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of December 31, 2018 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

December 31, 2018
Asset Type
Other invested assets	$1,132
Equity securities	25
Fixed maturity securities, available-for-sale	38
Other assets	8
Total	$1,203
As of December 31, 2018, the Company had unfunded commitments in affiliated investments which are included in the table above. See "Note 14. Related Party Transactions" for further information.
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
The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2018, FGL has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
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
On August 17, 2018, the Court in the BIP Litigation denied all pending Motions to Dismiss filed by all parties without prejudice, pending a decision as to whether the BIP Litigation will be consolidated into related litigation, captioned Fidelity & Guaranty Life Insurance Company v. Network Partners, et al., Case No. 17-cv-1508. On August 31, 2018, FGL filed its Answer to BIP’s Amended Complaint. Also on that date, FGL Insurance filed its Answer to Amended Complaint, Affirmative Defenses, and Counterclaim, Filed Pursuant to Fed. R. Civ. P. 12(a)(4)(A). As of December 31, 2018, BIP has not filed any document in response to the Court’s August 17, 2018 Order or to FGL Insurance’s filing.
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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017 and 2016 were as follows:

	Year ended
	December 31, 2018		Period from December 1 to December 31, 2017		Period from October 1 to November 30, 2017		Period from October 1 to December 31, 2016 (Unaudited)
					Predecessor		Predecessor
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$223	$646	$17	$142	$36	$267	$57	$69
Assumed	—	(13)	—	7	—	—	—	—
Ceded	(169)	(210)	(14)	(25)	(29)	(40)	(46)	(49)
Net	$54	$423	$3	$124	$7	$227	$11	$20

	Year ended September 30,
	2017		2016
	Predecessor		Predecessor
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$233	$1,097	$261	$1,069
Assumed	—	—	1	1
Ceded	(191)	(254)	(192)	(279)
Net	$42	$843	$70	$791
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, or the Predecessor years ended September 30, 2017 and 2016. The Company did not commute any ceded reinsurance during the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, or the Predecessor years ended September 30, 2017 and 2016.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective September 1, 2016, FGL Insurance recaptured a certain block of life insurance ceded to Swiss Re and simultaneously ceded this business to Wilton Re.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. ("Hannover Re"), a third party reinsurer, to reinsure an inforce block of its FIA and fixed deferred annuity contracts with GMWB and Guaranteed Minimum Death Benefit (“GMDB”) secondary guarantees.  In accordance with the terms of this agreement, FGL Insurance cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective July 1, 2017 and January 1, 2018, FGL Insurance extended this agreement to included new business issued during 2017 and 2018. FGL Insurance incurred risk charge fees of $11, $2, $2 and $4 during the year ended December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017, respectively, in relation to this reinsurance agreement.
On December 28, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $758 of certain MYGA and deferred annuity GAAP reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a 40%, 45%, and 63% quota share percentage of these annuity plans for issue years 2013, 2001 through 2012, and 2000 and prior, respectively. Kubera simultaneously retroceded 100% of these annuities to Somerset Reinsurance Ltd. on a coinsurance funds withheld basis.
On December 28, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $4 billion of certain FIA statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes an 80% and 90% quota share percentage of these annuity plans for issue years 2013 through 2014, and 2007 and prior, respectively. Kubera simultaneously enter into a stop loss reinsurance agreement with Hannover Re with respect to these annuity plans. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk.

Intercompany Reinsurance Agreements
A description of significant intercompany reinsurance agreements appears below. All intercompany balances have been eliminated in the preparation of the Company’s consolidated financial statements. However, these agreements have a material impact on the regulatory capital position of FGL Insurance and the effective tax rate of the Company.
Effective December 31, 2012, FGL Insurance entered into a reinsurance treaty with FSRC, an affiliated reinsurer, whereby FGL Insurance ceded 10% of its June 30, 2012 in-force annuity block of business not already reinsured on a funds withheld basis. Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with FSRC whereby FGL Insurance ceded 30% of any new business of its MYGA issued effective September 17, 2014 and later on a funds withheld basis. The September 17, 2014 treaty was subsequently terminated as to new business effective April 30, 2015, but will remain in effect for policies ceded to FSRC with an effective date between September 17, 2014 and April 30, 2015. Accordingly, MYGA policies issued with an effective date of May 1, 2015 and later will not be ceded to FSRC.
In anticipation of the merger of CF Corp. and FGL, a new Bermuda based reinsurance entity, F&G Life Re Ltd. (“F&G Life Re”) was formed as an indirect wholly owned subsidiary of the Company. Effective December 1, 2017, FGL Insurance entered into an indemnity modified coinsurance agreement with F&G Life Re to reinsure up to 80% of its in-force FIA business and 40% of its in-force deferred annuity business on a net retained basis. Additionally, this treaty stipulates that up to 80% of future FIAs, deferred annuities and indexed universal life policies may be ceded. Effective October 1, 2018, FGL Insurance and F&G Life Re mutually agreed to terminate this reinsurance agreement. Upon termination of the reinsurance agreement, F&G Life Re made a $1,094 extraordinary dividend to its sole shareholder, CF Bermuda Holdings Limited (“CF Bermuda”) of which $830 was contributed to FGL Insurance to support the recapture of the insurance liabilities and to allow FGL Insurance to maintain appropriate solvency ratios.  The $1,094 extraordinary dividend included $750 return of capital which was approved by the Bermuda Monetary Authority (“BMA”).
Effective October 1, 2012, FGL Insurance entered into a reinsurance treaty with Raven Reinsurance Company ("Raven Re"), its wholly-owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (CARVM) liability for annuity benefits where surrender charges are waived. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a $295 reserve financing facility in the form of a letter of credit issued by NBI.
Effective October 1, 2017, the letter of credit facility was amended to reduce the available amount to $110 and extend the termination date to October 1, 2022, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2018 and 2017, Raven Re’s statutory capital and surplus was $20 and $31, respectively, in excess of the minimum level required under the Reimbursement Agreement.
As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
F&G Reinsurance Companies
FSRC has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company from the coinsurance premium owed to FSRC as collateral for FSRC's payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. FSRC manages the assets supporting the reserves assumed in accordance with the internal investment policy of the ceding companies and applicable law. Three treaties were recaptured by the ceding company during the year ended December 31, 2018 resulting in a $18 loss upon recapture, which is included in the "Benefits and other changes in policy reserves" line in the Company's Consolidated Statements of Operations.
At December 31, 2018 and 2017, FSRC had $275 and $756 of funds withheld receivables and $254 and $727 of insurance reserves related to these reinsurance treaties, respectively.
F&G Re, an affiliate of FGL Insurance, has entered into one reinsurance agreement on a funds withheld basis with an unaffiliated party. At December 31, 2018, F&G Re had $482 of funds withheld receivables and $471 of insurance reserves related to these reinsurance treaties.

See a description of FSRC’s and F&G Re's accounting policy for its assumed reinsurance contracts as described under the section titled "Reinsurance" in Note 2. Significant Accounting Policies and Practices.
The Company adopted ASU 2016-01 effective January 1, 2018, which requires FSRC and F&G Re to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The adoption of this new accounting guidance had a $(3) impact on pre-tax net income, or $(0.02) per common share, for the year ended December 31, 2018.

(14) Related Party Transactions
Affiliated Investments
Upon the closing of the Business Combination, the Company re-evaluated what related parties would exist in the periods after December 1, 2017. It was determined that related parties would fall into the following categories; (i) affiliates of the entity, (ii) entities for which investments in their equity securities would be required to be accounted for by the equity method by the investing entity, (iii) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management, (iv) principal owners (>10% equity stake) of the entity and members of their immediate families, (v) management (including BOD, CEO, and other persons responsible for achieving the objectives of the entity and who have the authority to establish policies and make decisions) of the entity and other members of their immediate families, (vi) other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests (vii) other parties that can significantly influence management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate business, (viii) attorney in fact of a reciprocal reporting entity or any affiliate of the attorney in fact, and (ix) a U.S. manager of a U.S. branch or any affiliate of the U.S. manager of a U.S. branch. The Company has determined that for the year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017, the Blackstone Group LP ("Blackstone") and its affiliates as well as the FGL Holdings’ directors and officers (along with their immediate family members) are FGL Holdings' related parties.
The Company, and certain subsidiaries of the Company, entered into investment management agreements with Blackstone ISG-I Advisors LLC ("BISGA"), a wholly-owned subsidiary of The Blackstone Group LP ("Blackstone") on December 1, 2017. Pursuant to the terms of the investment management agreements, BISGA may delegate certain of its investment management services to sub-managers and any fees or other remuneration payable to such sub-managers is payable by the Company out of the assets managed by such sub-managers. BISGA has delegated certain investment management services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors II”), pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors. The Company paid $23 to BISGA upon the close of the merger for services rendered related to the transaction and BISGA will forego approximately 30% of the first thirteen months’ management fee to which it is entitled under the investment management agreements. As of December 31, 2018 and 2017, the Company has a net liability of $20 and $(1) for the services consumed under the investment management agreements and related sub-management agreements, partially offset by fees received and expense reimbursements from BISGA.
During the year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017, the Company received expense reimbursements from BISGA for the services consumed under these agreements. Fees received for these types of services are $9 and $0 for year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017, respectively.
The Company holds certain fixed income security interests, limited partnerships and bank loans issued by portfolio companies that are affiliates of Blackstone Tactical Opportunities, an affiliate of Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd (the “Blackstone Fixed Income Securities”) both on a direct and indirect basis.  Indirect investments include an investment made in an affiliates’ asset backed fund while direct investments are an investment in affiliates' equity or debt securities.  As of December 31, 2018 and December 31, 2017 the Company held $1,461 and $188 in affiliated investments, respectively, which includes foreign exchange unrealized loss of $(2) and $0, respectively. As of December 31, 2018, the Company had unfunded commitments relating to affiliated investments of $990.

The Company purchased $185 of residential loans from Finance of America Holdings LLC, a Blackstone affiliate, on December 17, 2018.
The Company earned $33 and $1 net investment income for the year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017, respectively, on affiliated investments. The Company had $0 net realized gains (losses) and realized impairment losses on related party investments during the year ended December 31, 2018 and the period from December 1, 2017 to December 31, 2017.
The Predecessor had investment management agreements with Salus, CorAmerica Capital, LLC, and Energy & Infrastructure Capital, LLC ("EIC"), all wholly-owned subsidiaries of HGI Asset Management Holdings, LLC, which is also a wholly-owned subsidiary of HRG. The agreement for EIC was terminated in July 2016. Usual and customary fees paid under these agreements are immaterial for all periods presented.
The Predecessor’s affiliated investments generated the related net investment income, and net realized gains (losses) and the ceded operating results to FSRC were as follows:

			Year ended
Predecessor	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
Net investment income	$2	$4	$11	$29
Net investment gains (losses)	—	(2)	(5)	(31)
Ceded operating income (loss) to FSRC	2	6	22	8
On December 1, 2017, the Company executed an agreement with Blackstone Tactical Opportunities Advisors LLC ("BTO Advisors") and Fidelity National Financial, Inc. ("FNF"), to provide the Company transactional and operational services and advice through December 31, 2018. The agreement was amended on November 2, 2018 to provide services through June 30, 2019. The Company will pay fees to BTO Advisors (or its designee(s)), and to FNF in consideration for such services in cash, ordinary shares or warrants exercisable for ordinary shares of the Company. As of December 31, 2018, no such services have been provided.
The Company paid-in-kind dividends on preferred shares held by GSO Capital Partners, an indirect wholly owned subsidiary of The Blackstone Group LP, of 21 thousand shares for the year ended December 31, 2018.
For additional information on our liabilities and obligations to FSRC, see “Note 13. Reinsurance”.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Year Ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Net income (loss)	$13	$(91)	$28	$108	$223	$97
Less Preferred stock dividend	29	2	—	—	—	—
Net income (loss) available to common shares	(16)	(93)	28	108	223	97

Weighted-average common shares outstanding - basic	216,019	214,370	58,341	58,281	58,320	58,275
Dilutive effect of unvested restricted stock & PRSU	—	—	61	57	43	271
Dilutive effect of stock options	—	—	92	28	52	32
Weighted-average shares outstanding - diluted	216,019	214,370	58,494	58,366	58,415	58,578

Net income (loss) per common share:
Basic	$(0.07)	$(0.44)	$0.48	$1.85	$3.83	$1.67
Diluted	$(0.07)	$(0.44)	$0.47	$1.85	$3.83	$1.66

The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL Holding and Predecessor shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
Under applicable accounting guidance, companies in a loss position are required to use basic weighted average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the year ended December 31, 2018, we were required to use basic weighted-average common shares outstanding in the calculation of the year ended December 31, 2018 diluted loss per share, as the inclusion of shares for restricted stock of 35 thousand would have been antidilutive to the calculation. If we had not incurred a net loss in the year ended December 31, 2018, dilutive potential common shares would have been 216 million.
The calculation of diluted earnings per share for the year ended December 31, 2018 excludes the incremental effect related to certain weighted average outstanding stock options and restricted shares of 863 thousand and the weighted average common stock warrants of 56 million due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 399 thousand preferred stock shares outstanding as of December 31, 2018 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met.
The calculation of diluted earnings per share for the period from December 1, 2017 to December 31, 2017 excludes the incremental effect of 71 million weighted average common stock warrants outstanding due to their anti-dilutive effect and 375 thousand preferred stock shares outstanding as of December 31, 2017 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met.
The calculation of diluted earnings per share for the Predecessor periods from October 1, 2017 to November 30, 2017, and October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, and 2016 exclude the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect. The number of weighted average equivalent shares excluded in the Predecessor periods from October 1, 2017 to November 30, 2017, and October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years 2017, and 2016 are 0 shares, 31 thousand shares, 0 shares, and 19 thousand shares, respectively.
In the 4th quarter of the Predecessor’s 2016 fiscal year, the terms of all outstanding performance restricted stock units ("PRSUs") were amended to require cash settlement upon vesting as opposed to common equity settlement. As a result, these awards became liability classified and were excluded from EPS calculations moving forward. Similar settlement terms were included in the Predecessor’s PRSUs granted in 2017 thus disqualifying them from inclusion in EPS calculations as well.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
The Company’s U.S. insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect DAC, DSI and VOBA, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
FSRC (Cayman), F&G Re (Bermuda) and F&G Life Re (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
The Company’s principal insurance subsidiaries’ statutory (SAP and GAAP) financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of the Company’s wholly-owned insurance subsidiaries were as follows:

	Subsidiary (state/country of domicile)(a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	F&G Life Re (Bermuda)
Statutory Net income (loss):
Year ended December 31, 2018	$(151)	$(3)	$319
Year ended December 31, 2017	222	41	60
Year ended December 31, 2016	21	4	*

Statutory Capital and Surplus:
December 31, 2018	$1,545	$85	$2
December 31, 2017	919	89	813

(a)	FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
(*) F&G Life Re was founded in 2017, therefore results for years ended prior to December 31, 2017 are not available.

	Subsidiary (state/country of domicile)
	FSR (Cayman)	F&G Re (Bermuda)	F&G Reinsurance Companies (Cayman and Bermuda)
Statutory Net income (loss):
Year ended December 31, 2018	$(29)	$(14)	$(43)
Year ended December 31, 2017	*	*	(19)
Year ended December 31, 2016	*	*	(19)

Statutory Capital and Surplus:
December 31, 2018	$73	$38	$111
December 31, 2017	*	*	101
(*) For years prior to 2018, FSRC & F&G Re are presented together as the "F&G Reinsurance Companies", consistent with the companies' standalone financial reporting for those years.
Capital Requirements and Restrictions on Dividends and Distribution
U.S. Companies
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is less than FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies domiciled in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. The Company monitors the RBC of FGLH’s insurance subsidiaries. As of December 31,

2018 and December 31, 2017, each of FGLH's insurance subsidiaries had exceeded the minimum RBC requirements.
The Company’s insurance subsidiaries domiciled in the U.S. are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require regulatory approval. Based on statutory results as of December 31, 2018, in accordance with applicable dividend restrictions, the Company’s subsidiaries may not pay “ordinary” dividends to FGLH in 2019. In February 2018, upon approval by the Iowa Commissioner, FGL Insurance declared and paid extraordinary dividends of $60 to its Parent, FGLH. Pursuant to an order issued in connection with the approval of the Merger Agreement by the Iowa Commissioner on November 28, 2017, FGL Insurance shall not pay any dividend or other distribution to shareholders prior to November 28, 2021 without the prior approval of the Iowa Commissioner.
Pursuant to an order issued in connection with the Merger agreements, F&G Life Re will not, for a period of three (3) years from November 28, 2017, declare, set aside or distribute any dividends or distributions other than solely (a) dividends or distributions that would be permitted in accordance with Section 521A.5(3) of the Iowa Code if F&G Life Re were a life insurance company domesticated in Iowa, upon prior written notice to the Iowa Commissioner, but limited only to the amount necessary to service interest payments on outstanding indebtedness and other obligations of CF Bermuda and FGLH, and (b) dividends or distributions upon written notice to, and with the prior written approval of, the Iowa Commissioner.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $110 and $110 at December 31, 2018 and December 31, 2017, respectively.
Effective April, 1 2017, FGL Insurance and Raven Re amended the reinsurance treaty and related trust and letter of credit agreements to extend the term of the letter of credit which would have matured on September 30, 2017 (Predecessor). The amendments added additional in-force business to the reinsurance treaty (fixed indexed annuities without a GMWB rider and multi-year guarantee annuities (“MYGA”) issued between January 1, 2011 and December 31, 2016). No initial ceding commission was paid or received by FGL Insurance or Raven Re in connection with the cession of additional in-force business. No assets were transferred to or from FGL Insurance or Raven Re in connection with the cession of additional in-force business. The amendments extended the letter of credit for an additional five year period and reduced the face amount of the letter of credit at April 1, 2017 from $183 to $115.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $0 and $5 at December 31, 2018 and December 31, 2017, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and (deficit) surplus would be $(16) and $(18) as of December 31, 2018 and December 31, 2017, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2018 and December 31, 2017 was $94 and $97, respectively.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $30 increase and $54 decrease to statutory capital and surplus at December 31, 2018 and December 31, 2017, respectively.
The prescribed and permitted statutory accounting practices have no impact on the Company’s unaudited condensed consolidated financial statements which are prepared in accordance with GAAP.
As of December 31, 2018, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
On May 14, 2018, FGLH made a dividend payment of $27 to FGL US Holdings, Inc. ("FGL US Holdings"). On June 28, 2018, FGL US Holdings issued a $65 intercompany note to F&G Life Re and subsequently approved a $65 capital contribution to its wholly owned subsidiary, FGLH. On June 28, 2018, FGLH made a capital contribution for $125 to FGL Insurance. On July 3, 2018, CF Bermuda issued a $50 intercompany note to F&G Life Re and subsequently approved a $50 capital contribution to its wholly owned subsidiary, F&G Re.

Non-U.S. companies
As licensed class C insurers in Bermuda, F&G Life Re and F&G Re are required to maintain available capital and surplus at a level equal to or in excess of the applicable enhanced capital requirement ("ECR"), which is established by reference to either the applicable Bermuda Solvency Capital Requirements ("BSCR") model or an approved internal capital model. Furthermore, to enable the Bermuda Monetary Authority ("BMA") to better assess the quality of the insurer’s capital resources, a Class C insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system. An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived.
In addition to the requirements under the Companies Act (as discussed below), the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re and F&G Re without prior regulatory approval.
F&G Life Re and F&G Re are prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, or ECR, or if the declaration or payment of such dividend would cause such breach. Additionally, annual distributions that would result in a reduction of the insurer’s prior year-end balance of statutory capital and surplus by more than 25% also requires the prior approval of the BMA.
If F&G Life Re or F&G Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, as Class C insurers, each of F&G Life Re and F&G Re must: (i) not make any payment from its long-term business fund for any purpose other than a purpose of the insurer’s long-term business, except in so far as such payment can be made out of any surplus certified by the insurer’s approved actuary to be available for distribution otherwise than to policyholders; and (ii) not declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund, as certified by the insurer’s approved actuary, exceeds the extent (as to certified) of the liabilities of the insurer’s long-term business. In the event a dividend complies with the above, each of F&G Life Re and F&G Re must ensure the amount of any such dividend does not exceed the aggregate of (i) that excess and (ii) any other funds properly available for the payment of dividend, being funds arising out of business of the insurer other than long-term business.
The Companies Act also limits F&G Life Re’s and F&G Re’s ability to pay dividends and make distributions to its shareholders. Each of F&G Life Re and F&G Re is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.
The laws and regulations of the Cayman Islands require that, among other things, FSRC maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that FSRC is subject to may also restrict the ability of FSRC to write insurance and reinsurance policies, make certain investments and distribute funds. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject it to further examination or corrective action by Cayman Islands Monetary Authority ("CIMA"), including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.
At December 31, 2018, F&G Life Re made an extraordinary dividend to its sole shareholder, CF Bermuda. See "Note 13. Reinsurance" for more details.

(17) Other Liabilities
Other liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Amounts payable for investment purchases	$39	$82
Retained asset account	162	190
Option collateral liabilities	59	349
Remittances and items not allocated	101	28
Amounts payable to reinsurers	(3)	3
Accrued expenses	72	43
Deferred reinsurance revenue	39	—
Escrow liabilities	—	57
Unearned revenue liability	41	—
Preferred shares reimbursement feature embedded derivative	29	23
Negative cash liability	126	45
Other	35	70
Total	$700	$890
(18) Quarterly Results (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in millions, except per share data)
Premiums	$9	$12	$15	$18
Net investment income	295	267	282	263
Net investment gains	(555)	119	(2)	(191)
Insurance and investment product fees and other	40	46	45	48
Total revenue	(211)	444	340	138
Total benefits and expenses	(20)	365	280	28
Net Income	(148)	56	40	65
Net income per common share - basic	(0.70)	0.23	0.15	0.27
Net income per common share - diluted	(0.70)	0.23	0.15	0.27

			Quarter ended
	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
		Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
	(Dollars in millions, except per share data)
Premiums	$3	$7	$16	$12	$3	$11
Net investment income	92	174	261	257	247	240
Net investment gains	42	146	117	67	81	51
Insurance and investment product fees and other	28	35	41	44	44	38
Total revenue	165	362	435	380	375	340
Total Expenses	144	314	342	326	334	171
Net Income	(91)	28	61	32	22	108
Net income per common share - basic	(0.44)	0.48	1.06	0.54	0.38	1.85
Net income per common share - diluted	(0.44)	0.47	1.06	0.54	0.38	1.85

Schedule I
FGL HOLDINGS

Summary of Investments - Other than Investments in Related Parties
December 31, 2018
(in millions)

	Amortized Cost	Fair Value	Amount at which shown on the balance sheet
Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$227	$225	$225
States, municipalities and political subdivisions	1,216	1,187	1,187
Foreign governments	129	121	121
Public utilities	2,527	2,306	2,306
All other corporate bonds	18,120	17,270	17,270
Total fixed maturities	22,219	21,109	21,109

Equity securities:
Common stocks:
Banks, trust, and insurance companies	51	51	51
Industrial, miscellaneous and all other	3	4	4
Nonredeemable preferred stock	1,472	1,327	1,327
Total equity securities	1,526	1,382	1,382

Derivative investments	330	97	97
Mortgage loans	667	670	667
Other long-term investments	662	651	662
Total investments	$25,404	$23,909	$23,917

See Report of Independent Registered Public Accounting Firm.

Schedule II
FGL HOLDINGS (Parent Only)
CONDENSED BALANCE SHEETS
(in millions)

	December 31, 2018	December 31, 2017
ASSETS
Investments in consolidated subsidiaries	$900	$1,953
Fixed maturity securities, available for sale	54	—
Cash and cash equivalents	7	70
Total assets	$961	$2,023
LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	71	60
Total liabilities	71	60
Shareholders' equity
Preferred stock	—	—
Common stock	—	—
Additional paid in capital	1,998	2,037
Retained earnings	(167)	(149)
Accumulated other comprehensive income (loss)	(937)	75
Treasury stock	(4)	—
Total shareholder's equity	890	1,963
Total liabilities and shareholder's equity	$961	$2,023

See Report of Independent Registered Public Accounting Firm.

Schedule II
(continued)

FGL HOLDINGS (Parent Only)
CONDENSED STATEMENT OF OPERATIONS
(in millions)

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Revenues	$2	$12	$—	$—	$(1)	$(2)
	2	12	—	—	(1)	(2)
Operating expenses:			—
General and administrative expenses	6	1	1	1	2	3
Total operating expenses	6	1	1	1	2	3
Operating income (loss)	(4)	11	(1)	(1)	(3)	(5)
Other income:
Equity in net income of subsidiaries	17	(102)	29	109	227	103
Income (loss) before income taxes	13	(91)	28	108	224	98
Income tax expense	—	—	—	—	1	1
Net income (loss)	$13	$(91)	$28	$108	$223	$97

See Report of Independent Registered Public Accounting Firm.

Schedule II
(continued)
FGL HOLDINGS (Parent Only)
CONDENSED STATEMENT OF CASH FLOWS
(in millions)

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net income (loss)	$13	$(91)	$28	$108	$223	$97
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized capital and other gains on investments	—	—	—	2	5	2
Equity in net income of subsidiaries	(17)	102	(29)	(109)	(227)	(103)
Stock based compensation	4	—	1	1	2	(2)
Changes in assets and liabilities:
Other assets and other liabilities	4	1	2	—	3	2
Net cash provided by (used in) operating activities	4	12	2	2	6	(4)
Cash flows from investing activities:
Proceeds from available-for-sale investments, sold, matured or repaid:	—	—	—	5	12	5
Cost of available-for-sale investments:	(54)	—	—	—	—	—
Net cash provided by (used in) investing activities	(54)	—	—	5	12	5
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transactions fees	—	—	—	—	—	2
Cash paid upon warrant tender and capitalized warrant tender costs	(66)	—	—	—	—	—
Dividends payments	—	—	(4)	(4)	(15)	(15)
Treasury stock	(4)	—	—	(1)	(1)	(1)
Distribution to CF Bermuda and subsidiaries	57	(97)	—	—	(2)	2
Net cash provided by (used in) financing activities	(13)	(97)	(4)	(5)	(18)	(12)
Change in cash and cash equivalents	(63)	(85)	(2)	2	—	(11)
Cash and cash equivalents at beginning of period	70	155	2	2	2	13
Cash and cash equivalents at end of period	$7	$70	$—	$4	$2	$2
See Report of Independent Registered Public Accounting Firm.

Schedule III
FGL HOLDINGS
Supplementary Insurance Information
(in millions)

	Year ended				Year ended
	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017	September 30, 2016
			Predecessor	Predecessor	Predecessor	Predecessor
Life Insurance (single segment):
Deferred acquisition costs	$344	$22	$1,140	$697	$1,129	$1,007
Future policy benefits, losses, claims and loss expenses	4,641	4,751	3,401	3,453	3,412	3,467
Other policy claims and benefits payable	64	78	69	53	67	55
Premium revenue	54	3	7	11	42	70
Net investment income	1,107	92	174	240	1,005	923
Benefits, claims, losses and settlement expenses	(423)	(124)	(227)	(20)	(843)	(791)
Amortization of deferred acquisition costs	—	(1)	(33)	(100)	(171)	(49)
Acquisition and operating expenses, net of deferrals	(181)	(16)	(51)	(28)	(137)	(119)

See Report of Independent Registered Public Accounting Firm.

Schedule IV
FGL HOLDINGS
Reinsurance
(In millions)

For the year ended December 31, 2018	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Life insurance in force	$3,541	$(2,111)	$1	$1,431	—%

Premiums and other considerations:
Traditional life insurance premiums	223	(169)	—	54	—%
Annuity product charges	237	(57)	—	180	—%
Total premiums and other considerations	$460	$(226)	$—	$234	—%

For the period from December 1 to December 31, 2017	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Life insurance in force	$3,516	$(2,163)	$1	$1,354	—%

Premiums and other considerations:
Traditional life insurance premiums	17	(14)	—	3	—%
Annuity product charges	21	(5)	—	16	—%
Total premiums and other considerations	$38	$(19)	$—	$19	—%

For the period from October 1 to November 30, 2017	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,212	$(2,031)	$—	$1,181	—%

Premiums and other considerations:
Traditional life insurance premiums	36	(29)	—	7	—%
Annuity product charges	44	(10)	—	34	—%
Total premiums and other considerations	$80	$(39)	$—	$41	—%

(Continued)

For the period from October 1 to December 31, 2016 (Unaudited)	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,123	$(2,033)	$—	$1,090	—%

Premiums and other considerations:
Traditional life insurance premiums	57	(46)	—	11	—%
Annuity product charges	54	(16)	—	38	—%
Total premiums and other considerations	$111	$(62)	$—	$49	—%

For the year ended September 30, 2017	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,207	$(2,036)	$—	$1,171	—%

Premiums and other considerations:
Traditional life insurance premiums	233	(191)	—	42	—%
Annuity product charges	229	(64)	—	165	—%
Total premiums and other considerations	$462	$(255)	$—	$207	—%

For the year ended September 30, 2016	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,081	$(2,024)	$—	$1,057	—%

Premiums and other considerations:
Traditional life insurance premiums	261	(192)	1	70	1%
Annuity product charges	191	(67)	—	124	—%
Total premiums and other considerations	$452	$(259)	$1	$194	1%

See Report of Independent Registered Public Accounting Firm.