Form 10-Q
period 2019-03-31
FGL Holdings
filed 2019-05-07
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $.0001 per share	FG	New York Stock Exchange
Warrants to purchase ordinary shares	FG WS	New York Stock Exchange
As of April 30, 2019, there were 221,660,974 ordinary shares, $.0001 par value, issued and outstanding.

FGL HOLDINGS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:	-2
Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	-2
Condensed Consolidated Statements of Operations (unaudited)	-3
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)	-4
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)	-5
Condensed Consolidated Statements of Cash Flows (unaudited)	-6
Notes to Unaudited Condensed Consolidated Financial Statements	-7
(1) Basis of Presentation	-7
(2) Significant Accounting Policies and Practices	-7
(3) Significant Risks and Uncertainties	-11
(4) Investments	-13
(5) Derivative Financial Instruments	-22
(6) Fair Value of Financial Instruments	-26
(7) Intangibles	-38
(8) Debt	-39
(9) Equity	-40
(10) Stock Compensation	-41
(11) Income Taxes	-43
(12) Commitments and Contingencies	-44
(13) Reinsurance	-46
(14) Related Party Transactions	-47
(15) Earnings Per Share	-48
(16) Insurance Subsidiary Financial Information and Regulatory Matters	-48
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	-50
Item 3. Quantitative and Qualitative Disclosures about Market Risk	-74
Item 4. Controls and Procedures	-79

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	-81
Item 1A. Risk Factors	-81
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	-81
Item 3. Defaults Upon Senior Securities	-81
Item 4. Mine Safety Disclosures	-81
Item 5. Other Information	-81
Item 6. Exhibits	-82
Signatures	-82

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FGL HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2019 - $21,908; December 31, 2018 - $22,219)	$21,605	$21,109
Equity securities, at fair value (cost: March 31, 2019 - $1,226; December 31, 2018 - $1,526)	1,171	1,382
Derivative investments	305	97
Mortgage loans	674	667
Other invested assets	755	662
Total investments	24,510	23,917
Cash and cash equivalents	1,357	571
Accrued investment income	238	216
Funds withheld for reinsurance receivables, at fair value	837	757
Reinsurance recoverable	3,113	3,190
Intangibles, net	1,421	1,359
Deferred tax assets, net	283	343
Goodwill	467	467
Other assets	220	125
Total assets	$32,446	$30,945

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$23,881	$23,387
Future policy benefits, including $797 and $725 at fair value at March 31, 2019 and December 31, 2018, respectively	4,677	4,641
Funds withheld for reinsurance liabilities	653	722
Liability for policy and contract claims	70	64
Debt	541	541
Other liabilities	873	700
Total liabilities	30,695	30,055

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.0001 par value, 100,000,000 shares authorized, 406,510 and 399,033 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	—	—
Common stock ($.0001 par value, 800,000,000 shares authorized, 221,660,974 and 221,660,974 issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	—	—
Additional paid-in capital	2,007	1,998
Retained earnings (Accumulated deficit)	(6)	(167)
Accumulated other comprehensive income (loss)	(216)	(937)
Treasury stock, at cost (4,328,077 shares at March 31, 2019; 600,000 shares at December 31, 2018)	(34)	(4)
Total shareholders' equity	1,751	890
Total liabilities and shareholders' equity	$32,446	$30,945

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Revenues:
Premiums	$16	$18
Net investment income	289	263
Net investment gains (losses)	240	(191)
Insurance and investment product fees and other	55	48
Total revenues	600	138
Benefits and expenses:
Benefits and other changes in policy reserves	339	(39)
Acquisition and operating expenses, net of deferrals	44	40
Amortization of intangibles	29	27
Total benefits and expenses	412	28
Operating income	188	110
Interest expense	(8)	(6)
Income (loss) before income taxes	180	104
Income tax expense	(9)	(39)
Net income (loss)	$171	$65
Less Preferred stock dividend	8	7
Net income (loss) available to common shareholders	$163	$58

Net income (loss) per common share:
Basic	$0.74	$0.27
Diluted	$0.74	$0.27
Weighted average common shares used in computing net income per common share:
Basic	219,645,679	214,370,000
Diluted	219,681,528	214,370,000

Cash dividend per common share	$0.01	$—

Supplemental disclosures
Total other-than-temporary impairments	$(2)	$(2)
Portion of other-than-temporary impairments included in other comprehensive income	—	—
Net other-than-temporary impairments	(2)	(2)
Gains (losses) on derivatives and embedded derivatives	164	(145)
Other investment gains (losses)	78	(44)
Total net investment gains (losses)	$240	$(191)

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Net income (loss)	$171	$65

Other comprehensive income (loss):
Net change in unrealized gains/losses on investments	724	(359)

Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	(3)	2

Net changes to derive comprehensive income (loss) for the period	721	(357)
Comprehensive income (loss), net of tax	$892	$(292)

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2018	$—	$—	$1,998	$(167)	$(937)	$(4)	$890
Treasury shares purchased	—	—	—	—	—	(30)	(30)
Dividends
Preferred stock (paid in kind)	—	—	8	(8)	—	—	—
Common stock ($0.01/share)	—	—	—	(2)	—	—	(2)
Net income (loss)	—	—	—	171	—	—	171
Unrealized investment gains (losses), net	—	—	—	—	724	—	724
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	1	—	—	—	1
Balance, March 31, 2019	$—	$—	$2,007	$(6)	$(216)	$(34)	$1,751

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2017	$—	$—	$2,037	$(149)	$75	$—	$1,963
Dividends
Preferred stock (paid in kind)	—	—	2	(7)	—	—	(5)
Net income (loss)	—	—	—	65	—	—	65
Unrealized investment gains (losses), net	—	—	—	—	(359)	—	(359)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	2	—	2
Cumulative effect of changes in accounting principles	—	—	—	(4)	4	—	—
Balance, March 31, 2018	$—	$—	$2,039	$(95)	$(278)	$—	$1,666

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$171	$65
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	1	—
Amortization	4	15
Deferred income taxes	5	12
Interest credited/index credits to contractholder account balances	308	(30)
Net recognized losses (gains) on investments and derivatives	(240)	191
Charges assessed to contractholders for mortality and administration	(32)	(38)
Intangibles, net	(90)	(55)
Changes in operating assets and liabilities:
Reinsurance recoverable	(16)	(8)
Future policy benefits	36	(40)
Funds withheld for reinsurers	(129)	(12)
Collateral (returned) posted	141	(145)
Other assets and other liabilities	(63)	10
Net cash provided by (used in) operating activities	96	(35)
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	962	3,286
Proceeds from derivatives instruments and other invested assets	44	143
Proceeds from mortgage loans	4	20
Cost of available-for-sale investments	(421)	(3,699)
Costs of derivatives instruments and other invested assets	(172)	(94)
Costs of mortgage loans	(12)	—
Capital expenditures	(1)	(3)
Contingent purchase price payment	—	(30)
Net cash provided by (used in) investing activities	404	(377)
Cash flows from financing activities:
Treasury stock	(30)	—
Draw on revolving credit facility	—	30
Dividends paid	(2)	—
Contractholder account deposits	1,225	959
Contractholder account withdrawals	(907)	(635)
Net cash provided by (used in) financing activities	286	354
Change in cash & cash equivalents	786	(58)
Cash & cash equivalents, beginning of period	571	1,215
Cash & cash equivalents, end of period	$1,357	$1,157

Supplemental disclosures of cash flow information:
Interest paid	$—	$2
Income taxes (refunded) paid	$(1)	$(30)
Deferred sales inducements	$35	$26

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions)
(1) Basis of Presentation
FGL Holdings (the “Company”), a Cayman Islands exempted company, markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia.
F&G Reinsurance Ltd (“F&G Re”), an exempted company incorporated in Bermuda with limited liability, provides a platform for non-affiliated international business. Front Street Re Cayman Ltd (“FSRC”), an exempted company incorporated in the Cayman Islands with limited liability, has a license to carry on business as an Unrestricted Class “B” Insurer that permits FSRC to conduct offshore direct and reinsurance business. F&G Re and FSRC (together herein referred to as the “F&G Reinsurance Companies”), are indirect wholly owned subsidiaries of FGL Holdings and parties to reinsurance transactions.
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company's 2018 Form 10-K, should be read in connection with the reading of these interim unaudited condensed consolidated financial statements.
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.
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
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our unaudited condensed consolidated financial statements. The Company has determined that we are not the primary beneficiary of a VIE as of March 31, 2019. See "Note 4. Investments" to the Company’s unaudited condensed consolidated financial statements for additional information on the Company’s investments in unconsolidated VIEs.

Reclassifications and Retrospective Adjustments
The Company identified immaterial errors, as described below, during the period ended September 30, 2018. Management has reviewed the impact of these errors on prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (SAB 99) and determined none of these were material to the prior periods impacted.
Effective December 1, 2017, the Company measured the identifiable assets acquired and liabilities assumed from the Business Combination at acquisition-date fair value in accordance with ASC 805. This required significant model changes for the re-bifurcation of the host contract and embedded derivative components of the fixed income annuity ("FIA") liability. During the quarter ended September 30, 2018, the Company identified an immaterial error resulting from the model code used in the calculation of the FIA embedded derivative liability. In issuing the September 30, 2018 Form 10-Q, the Company recorded immaterial corrections to the Consolidated Statement of Operations for the three months ended March 31, 2018 by decreasing the benefits and other changes in policy reserves by $21, as well as increasing the amortization of intangibles by $4, and income tax expense by $4.
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations.
Adoption of New Accounting Pronouncements
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued new guidance on the amortization of callable securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The ASU requires premiums paid on purchased debt securities with an explicit call option to be amortized to the earliest call date, as opposed to the maturity date (as under current GAAP). The updated guidance is applicable to instruments that are callable based on explicit, non-contingent call features that are callable at fixed prices on preset dates. The amendments in this update should be applied using the modified retrospective method through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this new accounting guidance effective January 1, 2019, as required, and it had an immaterial impact on its unaudited condensed consolidated financial statements.
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

•
include modifications to align lessor accounting with the changes to lessee accounting, as well as changes to the requirements of recognizing a transaction as a sale and leaseback transaction, however, these changes will have no impact on the Company's current lease arrangements

The amendments are required to be applied at the beginning of the earliest period presented using a modified retrospective approach (including several optional practical expedients related to leases commenced before the effective date). The Company has adopted this standard effective January 1, 2019, as required, and it had an immaterial impact on its unaudited condensed consolidated financial statements.

Future Accounting Pronouncements
Accounting pronouncements that will impact the Company in future periods have been disclosed in the Company’s 2018 Form 10-K. There have not been any additional accounting pronouncements issued during the quarter ended March 31, 2019 that are expected to impact the Company. The following two pronouncements were discussed in our 2018 Form 10-K but have been included below so as to provide an update on the Company’s status of adoption.
New Credit Loss Standard
In June 2016, the FASB issued new guidance (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments), effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Notable amendments in this update will change the accounting for impairment of most financial assets and certain other instruments in the following ways:

•
financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset at purchase

•
credit losses relating to AFS fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•
the income statement will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•
disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for AFS fixed maturity securities as well as an aging analysis for securities that are past due

The amendments in this ASU may be early adopted during any interim or annual period beginning after December 15, 2018, however the Company has elected not to. The Company has identified the material asset classes impacted by the new guidance and is in the process of assessing the accounting, reporting and/or process changes that will be required to comply with the new guidance. The Company has developed a project plan to complete our adoption of this new standard, and is evaluating the impact of the new guidance on its consolidated financial statements.
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

-9

•
deferred acquisition costs are required to be amortized in proportion to premiums, gross profits, or gross margins and those balances must be amortized on a constant level basis over the expected term of the related contracts

•	deferred acquisition costs must be written off for unexpected contract terminations

•
disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed

The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. The Company does not currently expect to early adopt this standard. The Company has identified specific areas that will be impacted by the new guidance and is in the process of assessing the accounting, reporting and/or process changes that will be required to comply as well as the impact of the new guidance on its consolidated financial statements.

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
Concentrations of Financial Instruments
As of March 31, 2019 and December 31, 2018, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the Banking industry with a fair value of $2,348 or 10% and $2,491 or 10%, respectively, of the invested assets portfolio and an amortized cost of $2,416 and $2,691, respectively. As of March 31, 2019, the Company’s holdings in this industry include investments in 107 different issuers with the top ten investments accounting for 35% of the total holdings in this industry. As of March 31, 2019 the Company had no investments in issuers that exceeded 10% of shareholders' equity. As of December 31, 2018, the Company had 16 investments in issuers that exceeded 10% of shareholders' equity, with a total fair value of $1,634 or 7% of the invested assets portfolio: JP Morgan Chase & Co, Metropolitan Transportation Authority (NY), AT&T Inc, HSBC Holdings, Wells Fargo & Company, General Motors Co, Nationwide Mutual Insurance Company, Goldman Sachs Group Inc, United Mexican States, Energy Transfer Partners, Prudential Financial Inc, Citigroup Inc, HP Enterprise Co, Viacom Inc, Kinder Morgan Energy Partners, and Fuel Trust. The Company's largest concentration in any single issuer as of March 31, 2019 and December 31, 2018 was AT&T and JP Morgan Chase & Co, respectively, with a total fair value of $124 or 1% and $115 or 1% of the invested assets portfolio, respectively.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”) and Kubera Insurance (SAC) Ltd. acting in respect of Annuity Reinsurance Cell A1 ("Kubera") that could have a material impact on the Company’s financial position in the event that Wilton

Re or Kubera fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of March 31, 2019. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of March 31, 2019, the net amount recoverable from Wilton Re was $1,541 and the net amount recoverable from Kubera was $681. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Wilton Re and Kubera are current on all amounts due as of March 31, 2019.
On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of FGL Insurance, was ordered into receivership for purposes rehabilitation. As of March 31, 2019, the net amount recoverable from SRUS was $47. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.

(4) Investments
The Company’s fixed maturity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), and deferred income taxes. The Company's equity securities investments are carried at fair value with unrealized gains and losses included in net income. The Company’s consolidated investments at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$5,033	$23	$(82)	$4,974	$4,974
Commercial mortgage-backed securities	2,596	60	(9)	2,647	2,647
Corporates	10,886	60	(356)	10,590	10,590
Hybrids	988	6	(33)	961	961
Municipals	1,211	16	(10)	1,217	1,217
Residential mortgage-backed securities	1,000	27	(5)	1,022	1,022
U.S. Government	56	—	—	56	56
Foreign Governments	138	2	(2)	138	138
Total available-for-sale securities	21,908	194	(497)	21,605	21,605
Equity securities	1,226	3	(58)	1,171	1,171
Derivative investments	318	74	(87)	305	305
Commercial mortgage loans	479	—	—	485	479
Residential mortgage loans	195	—	—	199	195
Other invested assets	759	—	(4)	744	755
Total investments	$24,885	$271	$(646)	$24,509	$24,510

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$4,954	$15	$(137)	$4,832	$4,832
Commercial mortgage-backed securities	2,568	9	(40)	2,537	2,537
Corporates	11,213	16	(848)	10,381	10,381
Hybrids	992	—	(91)	901	901
Municipals	1,216	3	(32)	1,187	1,187
Residential mortgage-backed securities	1,027	12	(8)	1,031	1,031
U.S. Government	120	—	(1)	119	119
Foreign Governments	129	—	(8)	121	121
Total available-for-sale securities	22,219	55	(1,165)	21,109	21,109
Equity securities	1,526	1	(145)	1,382	1,382
Derivative investments	330	2	(235)	97	97
Commercial mortgage loans	482	—	—	483	482
Residential mortgage loans	185	—	—	187	185
Other invested assets	662	—	—	651	662
Total investments	$25,404	$58	$(1,545)	$23,909	$23,917

Included in AOCI were cumulative gross unrealized gains of $0 and gross unrealized losses of $0 related to the non-credit portion of other-than-temporary-impairments ("OTTI") on non-agency residential mortgage backed securities ("RMBS") for both March 31, 2019 and December 31, 2018.
Securities held on deposit with various state regulatory authorities had a fair value of $16,135 and $19,930 at March 31, 2019 and December 31, 2018, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the legal reserve.
At March 31, 2019 and December 31, 2018, the Company held no material investments that were non-income producing for a period greater than twelve months.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $1,186 and $1,401 at March 31, 2019 and December 31, 2018, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2019
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$160	$160
Due after one year through five years	758	749
Due after five years through ten years	2,080	2,059
Due after ten years	10,281	9,994
Subtotal	13,279	12,962
Other securities which provide for periodic payments:
Asset-backed securities	5,033	4,974
Commercial mortgage-backed securities	2,596	2,647
Residential mortgage-backed securities	1,000	1,022
Subtotal	8,629	8,643
Total fixed maturity available-for-sale securities	$21,908	$21,605
The Company's available-for-sale securities with unrealized losses are reviewed for potential OTTI. For factors considered in evaluating whether a decline in value is other-than-temporary, please refer to “Note 2. Significant Accounting Policies and Practices" to the Company’s 2018 Form 10-K.
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. Additionally, the Company considers other factors, including, but not limited to: whether the issuer is currently meeting its financial obligations and its ability to continue to meet these obligations, its existing cash available, and its access to additional available capital. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other fixed maturity securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized.
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI, as discussed above, the Company determined the unrealized losses as of March 31, 2019 decreased due to lower interest rates during the first quarter in conjunction with tighter credit spreads over Treasuries.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	March 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,696	$(63)	$886	$(19)	$3,582	$(82)
Commercial mortgage-backed securities	243	(4)	250	(5)	493	(9)
Corporates	684	(15)	7,227	(341)	7,911	(356)
Hybrids	333	(14)	343	(19)	676	(33)
Municipals	45	—	482	(10)	527	(10)
Residential mortgage-backed securities	41	(1)	238	(4)	279	(5)
U.S. Government	—	—	50	—	50	—
Foreign Government	—	—	81	(2)	81	(2)
Total available-for-sale securities	$4,042	$(97)	$9,557	$(400)	$13,599	$(497)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						468
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						1164
Total number of available-for-sale securities in an unrealized loss position						1,632

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,924	$(116)	$643	$(21)	$3,567	$(137)
Commercial mortgage-backed securities	1,466	(34)	262	(6)	1,728	(40)
Corporates	8,016	(772)	1,465	(76)	9,481	(848)
Hybrids	858	(90)	7	(1)	865	(91)
Municipals	850	(27)	172	(5)	1,022	(32)
Residential mortgage-backed securities	139	(3)	190	(5)	329	(8)
U.S. Government	69	—	50	(1)	119	(1)
Foreign Government	47	(3)	68	(5)	115	(8)
Total available-for-sale securities	$14,369	$(1,045)	$2,857	$(120)	$17,226	$(1,165)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,551
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						556
Total number of available-for-sale securities in an unrealized loss position						2,107
At March 31, 2019 and December 31, 2018, securities in an unrealized loss position were primarily concentrated in corporate debt.
At March 31, 2019 and December 31, 2018, securities with a fair value of $40 and $132, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which were insignificant to the carrying value of all investments, respectively.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three months ended March 31, 2019 and 2018, for which a portion of the OTTI was recognized in AOCI:

Three months ended
	March 31, 2019	March 31, 2018
Beginning balance	$—	$—
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—
OTTI was not previously recognized	—	—
Ending balance	$—	$—

The following table breaks out the credit impairment loss type, the associated amortized cost and fair value of the investments at the balance sheet date and non-credit losses in relation to fixed maturity securities and other invested assets held by the Company for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019	March 31, 2018
Credit impairment losses in operations	$(2)	$(2)
Change-of-intent losses in operations	—	—
Amortized cost	1	—
Fair value	1	—
Non-credit losses in other comprehensive income for investments which experienced OTTI	—	—
Details of OTTI that were recognized in "Net income (loss)" and included in net realized gains on securities were as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Corporates	(2)	(2)
Total	$(2)	$(2)

Mortgage Loans
The Company's mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% of the Company’s total investments as of March 31, 2019 and December 31, 2018. The Company primarily invests in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	21	4%	21	4%
Industrial - General	37	8%	37	8%
Industrial - Warehouse	20	4%	20	4%
Multifamily	55	11%	56	12%
Office	146	31%	147	30%
Retail	200	42%	201	42%
Total commercial mortgage loans, gross of valuation allowance	$479	100%	$482	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$479		$482

U.S. Region:
East North Central	$97	20%	$98	20%
East South Central	19	4%	19	4%
Middle Atlantic	78	16%	79	17%
Mountain	65	14%	65	13%
New England	10	2%	10	2%
Pacific	115	24%	116	24%
South Atlantic	57	12%	57	12%
West North Central	13	3%	13	3%
West South Central	25	5%	25	5%
Total commercial mortgage loans, gross of valuation allowance	$479	100%	$482	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$479		$482
All of the Company's investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at March 31, 2019 and December 31, 2018, as measured at inception of the loans unless otherwise updated. As of March 31, 2019, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at March 31, 2019 and December 31, 2018:

	Debt-Service Coverage Ratios		Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25
March 31, 2019
LTV Ratios:
Less than 50%	$299	$6	$305	64%	$309	64%
50% to 60%	163	—	163	34%	165	34%
60% to 75%	11	—	11	2%	11	2%
Commercial mortgage loans	$473	$6	$479	100%	$485	100%

December 31, 2018
LTV Ratios:
Less than 50%	$296	$6	$302	63%	$302	63%
50% to 60%	169	—	169	35%	170	35%
60% to 75%	11	—	11	2%	11	2%
Commercial mortgage loans	$476	$6	$482	100%	$483	100%
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
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2019 and December 31, 2018, the Company had no CMLs that were delinquent in principal or interest payments.
Mortgage loan workouts, refinances or restructures that are classified as troubled debt restructurings ("TDRs") are individually evaluated and measured for impairment. As of March 31, 2019 and December 31, 2018, our CML portfolio had no impairments, modifications or TDRs.
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 1% of the Company’s total investments as of March 31, 2019 and December 31, 2018. The Company's residential mortgage loans are closed end, amortizing loans. 100% of the properties are located in the United States. The Company diversifies its RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables:

	March 31, 2019
US State:	Unpaid Principal Balance	% of Total
Illinois	$29	15%
Florida	25	13%
South Carolina	24	13%
All Other States (a)	112	59%
Total mortgage loans	$190	100%
(a) The individual concentration of each state is less than 9% as of March 31, 2019.

	December 31, 2018
US State:	Unpaid Principal Balance	% of Total
Florida	$25	14%
Illinois	24	13%
New Jersey	17	9%
All Other States (a)	114	64%
Total mortgage loans	$180	100%
(a) The individual concentration of each state is less than 9% as of December 31, 2018.

Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. The Company defines non-performing residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status which is assessed monthly. The credit quality of RMLs as at March 31, 2019 and December 31, 2018, respectively, was as follows:

	March 31, 2019		December 31, 2018
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$195	100%	$185	100%
Non-performing	—	—%	—	—%
Total residential mortgage loans, gross of valuation allowance	$195	100%	$185	100%
Allowance for loan loss	—	—%	—	—%
Total residential mortgage loans	$195	100%	$185	100%
Net Investment Income
The major sources of “Net investment income” on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Fixed maturity securities, available-for-sale	$265	$242
Equity securities	21	10
Mortgage loans	7	7
Invested cash and short-term investments	3	3
Funds withheld	8	7
Limited partnerships	8	3
Other investments	5	1
Gross investment income	317	273
Investment expense	(28)	(10)
Net investment income	$289	$263

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Net realized gains (losses) on fixed maturity available-for-sale securities	$(3)	$(37)
Net realized/unrealized gains (losses) on equity securities	78	(6)
Realized gains (losses) on other invested assets	1	(3)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	(26)	11
Unrealized gains (losses) on certain derivative instruments	190	(135)
Change in fair value of reinsurance related embedded derivatives (a)	(3)	(21)
Change in fair value of other derivatives and embedded derivatives	3	—
Realized gains (losses) on derivatives and embedded derivatives	164	(145)
Net investment gains (losses)	$240	$(191)
(a) Change in fair value of reinsurance related embedded derivatives is due to F&G Re and FSRC unaffiliated third party business.

The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Proceeds	$474	$2,778
Gross gains	5	8
Gross losses	(10)	(43)
Unconsolidated Variable Interest Entities
FGL Insurance owns investments in VIEs that are not consolidated within the Company’s financial statements.  VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest.  These VIEs are not consolidated in the Company’s financial statements for the following reasons: 1)  FGL Insurance either does not control or does not have any voting rights or notice rights; 2)  the Company does not have any substantive rights to remove the investment manager; and 3)  the Company was not involved in the design of the investment.  These characteristics indicate that FGL Insurance lacks the ability to direct the activities, or otherwise exert control, of the VIEs and is not considered the primary beneficiary of them.
The Company previously executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund June 2019. The Company has funded $54 as of March 31, 2019.
The Company invests in various limited partnerships as a passive investor. These investments are in corporate credit and real estate debt strategies that have a current income bias. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of March 31, 2019, the Company's maximum exposure to loss was $595 in recorded carrying value and $1,093 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	March 31, 2019	December 31, 2018
Assets:
Derivative investments:
Call options	$304	$97
Futures contracts	1	—
Other invested assets:
Other derivatives and embedded derivatives	17	14
	$322	$111

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,720	$2,476
Other liabilities:
Preferred shares reimbursement feature embedded derivative	27	29
	$2,747	$2,505

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Revenues:
Net investment gains (losses):
Call options	$154	$(122)
Futures contracts	8	(2)
Foreign currency forward	2	—
Other derivatives and embedded derivatives	3	—
Reinsurance related embedded derivatives	(3)	(21)
Total net investment gains (losses)	$164	$(145)

Benefits and other changes in policy reserves:
FIA embedded derivatives	$244	$(98)

Acquisition and operating expenses, net of deferrals:
Preferred shares reimbursement feature embedded derivative	$2	$(1)
Additional Disclosures
Other Derivatives and Embedded Derivatives
The Company holds a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At March 31, 2019, the fair value of the fund-linked note and embedded derivative were $27 and $17, respectively. At December 31, 2018, the fair value of the fund-linked note and embedded derivative were $26 and $14, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".

Fixed Index Annuity ("FIA") Embedded Derivative and Call Options and Futures
The Company has FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the unaudited Condensed Consolidated Statements of Operations. See a description of the fair value methodology used in "Note 6. Fair Value of Financial Instruments".
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
Other market exposures are hedged periodically depending on market conditions and the Company’s risk tolerance. The Company’s FIA hedging strategy economically hedges the equity returns and exposes the Company to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. The Company uses a variety of techniques, including direct estimation of market sensitivities, to monitor this risk daily. The Company intends to continue to adjust the hedging strategy as market conditions and the Company’s risk tolerance change.
Preferred Equity Remarketing Reimbursement Embedded Derivative Liability
On November 30, 2017 the Company issued 275,000 Series A cumulative preferred shares and 100,000 Series B cumulative preferred shares (together the “Preferred Shares”). The Preferred Shares do not have a maturity date and are non-callable for the first five years. From and after November 30, 2022, the original holders of the Preferred Shares may request and thus require, the Company (subject to customary blackout provisions) to remarket the Preferred Shares on their existing terms. If the remarketing is successful and the original holders elect to sell their preferred shares at the remarketed price and proceeds from such sale are less than the outstanding balance of the applicable shares (including dividends paid in kind and accumulated but unpaid dividends), the Company will be required to reimburse the sellers, up to a maximum of 10% of the par value of the originally issued preferred shares (including dividends paid in kind and accumulated but unpaid dividends) with such amount payable either in cash, ordinary shares, or any combination thereof, at the Company's option (the “Reimbursement Feature”). The Reimbursement Feature represents an embedded derivative that is not clearly and closely related to the preferred stock host and must be bifurcated. The Reimbursement Feature liability is held at fair value within “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets using a Black Derman Toy model incorporating among other things the paid in kind dividend coupon rate and the Company’s call option. Changes in fair value of this derivative are recognized within “Acquisition and operating expenses, net of deferrals” in the accompanying unaudited Condensed Consolidated Statements of Operations.

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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2019
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$3,496	$70	$25	$45
Deutsche Bank	A-/A3/BBB+	1,151	14	14	—
Morgan Stanley	*/A1/A+	1,657	25	24	1
Barclay's Bank	A+/A2/A	2,752	79	61	18
Canadian Imperial Bank of Commerce	*/Aa2/A+	1,430	41	29	12
Wells Fargo	A+/A2/A-	2,034	58	56	2
Goldman Sachs	A/A3/BBB+	1,030	17	16	1
Total		$13,550	$304	$225	$79

		December 31, 2018
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$3,952	$25	$—	$25
Deutsche Bank	A-/A3/BBB+	1,327	5	6	(1)
Morgan Stanley	*/A1/A+	1,648	9	6	3
Barclay's Bank	A+/A2/A	2,205	27	20	7
Canadian Imperial Bank of Commerce	*/Aa2/A+	1,716	11	8	3
Wells Fargo	A+/A2/A-	1,635	17	16	1
Goldman Sachs	A/A3/BBB+	647	3	3	—
Total		$13,130	$97	$59	$38
(a) An * represents credit ratings that were not available.

Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company's current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of March 31, 2019 and December 31, 2018, counterparties posted $225 and $59 of collateral, respectively, of which $200 and $59 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining $25 and $0 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, respectively. This collateral generally consists of U.S. treasury bonds and mortgage-backed securities. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $79 and $38 at March 31, 2019 and December 31, 2018, respectively.
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes.  The Company reinvests derivative cash collateral to reduce the interest cost. Cash collateral is invested in short term Treasury securities and A1/P1 commercial paper which are included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets.
The Company held 774 and 664 futures contracts at March 31, 2019 and December 31, 2018, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 and $3 at March 31, 2019 and December 31, 2018, respectively.

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

	March 31, 2019
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,357	$—	$—	$1,357	$1,357
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,466	508	4,974	4,974
Commercial mortgage-backed securities	—	2,579	68	2,647	2,647
Corporates	—	9,381	1,209	10,590	10,590
Hybrids	277	674	10	961	961
Municipals	—	1,179	38	1,217	1,217
Residential mortgage-backed securities	—	403	619	1,022	1,022
U.S. Government	51	5	—	56	56
Foreign Governments	—	122	16	138	138
Equity securities	441	657	20	1,118	1,118
Derivative investments	1	304	—	305	305
Other invested assets	—	—	41	41	41
Funds withheld for reinsurance receivables, at fair value	161	664	7	832	832
Total financial assets at fair value	$2,288	$20,434	$2,536	$25,258	$25,258
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	2,720	2,720	2,720
Preferred shares reimbursement feature embedded derivative	—	—	27	27	27
Fair value of future policy benefits	—	—	797	797	797
Total financial liabilities at fair value	$—	$—	$3,544	$3,544	$3,544

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$571	$—	$—	$571	$571
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,388	444	4,832	4,832
Commercial mortgage-backed securities	—	2,470	67	2,537	2,537
Corporates	—	9,150	1,231	10,381	10,381
Hybrids	265	626	10	901	901
Municipals	—	1,150	37	1,187	1,187
Residential mortgage-backed securities	—	417	614	1,031	1,031
U.S. Government	114	5	—	119	119
Foreign Governments	—	105	16	121	121
Equity securities	454	874	4	1,332	1,332
Derivative investments	—	97	—	97	97
Other invested assets	—	—	39	39	39
Funds withheld for reinsurance receivables, at fair value	169	576	4	749	749
Total financial assets at fair value	$1,573	$19,858	$2,466	$23,897	$23,897
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,476	$2,476	$2,476
Preferred shares reimbursement feature embedded derivative	—	—	29	29	29
Fair value of future policy benefits	—	—	725	725	725
Total financial liabilities at fair value	$—	$—	$3,230	$3,230	$3,230
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

The Company did not adjust prices received from third parties as of March 31, 2019 or December 31, 2018. However, the Company does analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, non-performance spread and option costs. The mortality multiplier at March 31, 2019 and December 31, 2018 was applied to the Annuity 2000 mortality tables. Significant increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the Reimbursement Feature is determined using a Black Derman Toy model, incorporating the paid in kind dividend coupon, the Company's redemption option and the preferred shareholder's remarketing feature. The remarketing feature allows the shareholder to put the preferred shares to the Company for a value of par after five years and, if after a successful remarketing event the amount is less than 90% par, up to a maximum of 10% of liquidation price defined. Fair value of this derivative decreased $2 during the three months ended March 31, 2019, due to changes in the credit spread.
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
FSRC and F&G Re Funds Withheld for Reinsurance Receivables and Future Policy Benefits
FSRC and F&G Re elected to apply the Fair Value Option to account for its funds withheld receivables and future policy benefits liability related to its assumed reinsurance. FSRC and F&G Re measures the fair value of the Funds Withheld for Reinsurance Receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. FSRC and F&G Re use a discounted cash flows approach to measure the fair value of the Future Policy Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.
The significant unobservable inputs used in the fair value measurement of the FSRC and F&G Re future policy benefit liability are undiscounted cash flows, non-performance risk spread and risk margin to reflect uncertainty.  Undiscounted cash flows used in our March 31, 2019 discounted cash flow model equaled $1,152.

Increases or decreases in non-performance risk spread and risk margin to reflect uncertainty would result in a lower or higher fair value measurement, respectively.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2019 and December 31, 2018, are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	March 31, 2019			March 31, 2019
Assets
Asset-backed securities	$489	Broker-quoted	Offered quotes	97.50% - 105.17% (100.84%)
Asset-backed securities	19	Third-Party Valuation	Offered quotes	0.00% - 98.30% (28.44%)
Commercial mortgage-backed securities	43	Broker-quoted	Offered quotes	81.01% - 100.14% (87.90%)
Commercial mortgage-backed securities	25	Matrix Pricing	Quoted prices	121.01% - 121.01% (121.01%)
Corporates	731	Broker-quoted	Offered quotes	54.00% - 107.83% (99.49%)
Corporates	478	Matrix Pricing	Quoted prices	95.94% - 117.55% (101.67%)
Hybrids	10	Matrix Pricing	Quoted prices	98.84% - 98.84% (98.84%)
Municipals	38	Broker-quoted	Offered quotes	114.61% - 114.61% (114.61%)
Residential mortgage-backed securities	619	Broker-quoted	Offered quotes	92.52% - 103.81% (103.34%)
Foreign governments	16	Broker-quoted	Offered quotes	101.38% - 103.55% (102.06%)
Equity securities	16	Broker-quoted	Offered quotes	100.00%
Equity securities (Salus preferred equity)	4	Income-Approach	Yield	7.18%
Other Invested Assets:
Available-for-sale embedded derivative (AnchorPath)	16	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit Linked Note	25	Broker-quoted	Offered quotes	100.00%
Funds withheld for reinsurance receivables at fair value	6	Matrix pricing	Quoted prices	100.00%
Funds withheld for reinsurance receivables at fair value	1	Loan recovery value	Recovery rate	14.00%
Total	$2,536
Liabilities
Future policy benefits	$797	Discounted cash flow	Market value of option	0.88% - 6.95% (1.90%)
			Mortality multiplier	90.00% - 100.00% (100.00%)
			Surrender rates	0.65% - 40.00% (4.63%)
			Partial withdrawals	0.00% - 2.50% (0.93%)
			Non-performance spread	0.00% - 0.10% (0.03%)
			Option cost	1.14% - 4.58% (1.72%)
			Risk margin to reflect uncertainty	0.35% - 0.62% (0.44%)
			Morbidity risk margin	0.00% - 2.00% (0.17%)
Derivatives:
FIA embedded derivatives included in contractholder funds	2,720	Discounted cash flow	Market value of option	0.00% - 32.37% (2.23%)
			SWAP rates	2.29% - 2.41% (2.34%)

			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.86%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.18% - 16.61% (2.16%)
Preferred shares reimbursement feature embedded derivative	27	Black Derman Toy model	Credit Spread	4.50%
			Yield Volatility	20.00%
Total liabilities at fair value	$3,544

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2018			December 31, 2018
Assets
Asset-backed securities	$405	Broker-quoted	Offered quotes	97.00% - 102.00% (99.77%)
Asset-backed securities	24	Matrix Pricing	Quoted prices	96.07% - 96.07% (96.07%)
Asset-backed securities	15	Third-Party Valuation	Offered quotes	0.00% - 99.29% (23.05%)
Commercial mortgage-backed securities	43	Broker-quoted	Offered quotes	77.12% - 100.08% (85.46%)
Commercial mortgage-backed securities	24	Matrix Pricing	Quoted prices	117.72% - 117.72% (117.72%)
Corporates	577	Broker-quoted	Offered quotes	74.63% - 104.62% (97.80%)
Corporates	654	Matrix Pricing	Quoted prices	91.74% - 113.25% (98.86%)
Hybrids	10	Matrix Pricing	Quoted prices	96.60% - 96.60% (96.60%)
Municipals	37	Broker-quoted	Offered quotes	111.23% - 111.23% (111.23%)
Residential mortgage-backed securities	614	Broker-quoted	Offered quotes	89.80% - 100.99% (100.73%)
Foreign governments	16	Broker-quoted	Offered quotes	98.38% - 99.01% (98.58%)
Equity securities (Salus preferred equity)	4	Income-Approach	Yield	7.15%
Other Invested Assets:
Available-for-sale embedded derivative (AnchorPath)	14	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit Linked Note	25	Broker-quoted	Offered quotes	100.00%
Funds withheld for reinsurance receivables, at fair value	4	Matrix pricing	Calculated prices	100.00%
Total	$2,466
Liabilities
Future policy benefits	$725	Discounted cash flow	Non-Performance risk spread	0.00% - 0.22% (0.18%)
			Risk margin to reflect uncertainty	0.35% - 0.71% (0.68%)
Derivatives:
FIA embedded derivatives included in contractholder funds	2,476	Discounted cash flow	Market value of option	0.00% - 31.06% (0.94%)
			SWAP rates	2.57% - 2.71% (2.63%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.90%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.11% - 16.61% (2.18%)
Preferred shares reimbursement feature embedded derivative	29	Black Derman Toy model	Credit Spread	5.14%
			Yield Volatility	20.00%
Total liabilities at fair value	$3,230
Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the unaudited Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2019 and 2018, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2019
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$444	$—	$5	$114	$—	$(31)	$(24)	$508
Commercial mortgage-backed securities	67	—	2	—	—	(1)	—	68
Corporates	1,231	(1)	24	—	(21)	(35)	11	1,209
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	1	—	—	—	—	38
Residential mortgage-backed securities	614	—	16	7	—	(18)	—	619
Foreign Governments	16	—	—	—	—	—	—	16
Equity securities	4	—	1	—	—	—	15	20
Other invested assets:
Available-for-sale embedded derivative	14	2	—	—	—	—	—	16
Credit linked note	25	—	—	—	—	—	—	25
Funds withheld for reinsurance receivables at fair value	4	—	—	5	—	—	(2)	7
Total assets at Level 3 fair value	$2,466	$1	$49	$126	$(21)	$(85)	$—	$2,536
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,476	$244	$—	$—	$—	$—	$—	$2,720
Future policy benefits	725	29	—	—	—	43	—	797
Preferred shares reimbursement feature embedded derivative	29	(2)	—	—	—	—	—	27
Total liabilities at Level 3 fair value	$3,230	$271	$—	$—	$—	$43	$—	$3,544
(a) The net transfers out of Level 3 during the three months ended March 31, 2019 were exclusively to Level 2.

	Three months ended March 31, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$412	$—	$(2)	$28	$—	$(6)	$(131)	$301
Commercial mortgage-backed securities	49	—	(1)	—	—	(6)	—	42
Corporates	1,169	—	(20)	100	—	(34)	—	1,215
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	(1)	—	—	—	—	37
Residential mortgage-backed securities	66	—	—	—	—	(1)	—	65
Foreign Governments	17	—	—	—	—	—	—	17
Equity securities	3	1	—	—	—	—	—	4
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Funds withheld for reinsurance receivables, at fair value	4	—	—	2	—	—	—	6
Total assets at Level 3 fair value	$1,785	$1	$(24)	$130	$—	$(47)	$(131)	$1,714
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,277	$(98)	$—	$—	$—	$—	$—	$2,179
Future policy benefits	728	(20)	—	—	—	4	—	712
Preferred shares reimbursements feature embedded derivative	23	1	—	—	—	—	—	24
Total liabilities at Level 3 fair value	$3,028	$(117)	$—	$—	$—	$4	$—	$2,915
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
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At March 31, 2019 and December 31, 2018, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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

	March 31, 2019
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$56	$—	$56	$56
Commercial mortgage loans	—	—	485	485	479
Residential mortgage loans	—	—	199	199	195
Policy loans, included in other invested assets	—	—	12	12	23
Affiliated other invested assets	—	—	40	40	40
Funds withheld for reinsurance receivables, at fair value	—	—	5	5	5
Total	$—	$56	$741	$797	$798

Liabilities
Investment contracts, included in contractholder funds	—	—	18,355	18,355	21,161
Debt	—	543	—	543	541
Total	$—	$543	$18,355	$18,898	$21,702

	December 31, 2018
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$52	$—	$52	$52
Commercial mortgage loans	—	—	483	483	482
Residential mortgage loans	—	—	187	187	185
Policy loans, included in other invested assets	—	—	11	11	22
Affiliated other invested assets	—	—	39	39	39
Funds withheld for reinsurance receivables, at fair value	—	—	8	8	8
Total	$—	$52	$728	$780	$788

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$18,358	$18,358	$20,911
Debt	—	520	—	520	541
Total	$—	$520	$18,358	$18,878	$21,452
The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments are measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies and Practices” to the Company's 2018 Form 10-K.

	Carrying Value After Measurement
	March 31, 2019	December 31, 2018
Equity securities	$53	$50
Limited partnership investment, included in other invested assets	595	510
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
The Company’s assessment resulted in gross transfers into and gross transfers out of certain fair value levels by asset class for the three months ended March 31, 2019 and 2018, are as follows:

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Three months ended March 31, 2019
Asset-backed securities	$—	$—	$24	$—	$—	$24
Corporates	—	—	—	11	11	—
Equity securities	5	17	2	5	15	—
Funds withheld for reinsurance receivables	—	—	2	—	—	2
Total transfers	$5	$17	$28	$16	$26	$26

Three months ended March 31, 2018
Asset-backed securities	$—	$—	$131	$—	$—	$131
Hybrids	15	—	—	15	—	—
Total transfers	$15	$—	$131	$15	$—	$131

(7) Intangibles
A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows:

	VOBA	DAC	DSI	Total
Balance at December 31, 2018	$866	$344	$149	$1,359
Deferrals	—	91	35	126
Amortization	(31)	(3)	(2)	(36)
Interest	4	2	1	7
Unlocking	—	—	—	—
Adjustment for net unrealized investment (gains) losses	(35)	—	—	(35)
Balance at March 31, 2019	$804	$434	$183	$1,421

	VOBA	DAC	DSI	Total
Balance at December 31, 2017	$821	$22	$10	$853
Deferrals	—	59	26	85
Amortization	(30)	(1)	(1)	(32)
Interest	5	—	—	5
Unlocking	—	—	—	—
Adjustment for net unrealized investment (gains) losses	38	4	1	43
Balance at March 31, 2018	$834	$84	$36	$954
Amortization of VOBA, DAC, and DSI is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0.05% to 4.01%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2019 and 2018, the VOBA balances included cumulative adjustments for net unrealized investment (gains) losses of $40 and $22, respectively, the DAC balances included cumulative adjustments for net unrealized investment (gains) losses of $5 and $0, respectively, and the DSI balance included net unrealized investment (gains) losses of $2 and $2, respectively.

Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year
2019	48
2020	83
2021	89
2022	84
2023	75
Thereafter	385
The Company had an unearned revenue liability balance of $(39) as of March 31, 2019, including deferrals of $(9), amortization of $2, unlocking of $0, and adjustment for net unrealized investment gains (losses) of $9.

Definite and Indefinite Lived Intangible Assets
Amortizable intangible assets as of March 31, 2019 consist of the following:

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Trade marks / trade names	$16	$2	$14	10
State insurance licenses	6	N/A	6	Indefinite
Total			$20
(8) Debt
The carrying amount of the Company's outstanding debt as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Debt	$541	$541
As of March 31, 2019 and December 31, 2018, the company had not drawn on the revolver, which would have carried interest rates equal to 5.25% and 5.27%, respectively, had we drawn on the revolver. As of March 31, 2019 and December 31, 2018, the amount available to be drawn on the revolver was $250.
The interest expense and amortization of debt issuance costs for the three months ended March 31, 2019 and 2018, respectively, were as follows:

	Three months ended
	March 31, 2019		March 31, 2018
	Interest Expense	Amortization	Interest Expense	Amortization
Debt	8	—	5	—
Revolving credit facility	—	—	1	—

(9) Equity
Share Repurchases
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
During the three months ended March 31, 2019, the Company repurchased 3,728 thousand shares for a total cost of $30. As of March 31, 2019, the Company had repurchased a total of 4,328 thousand shares for a total cost of $34.

Dividends
The Company declared the following cash dividend to its common shareholders during the three months ended March 31, 2019.

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
February 27, 2019	April 1, 2019	March 18, 2019	221,661	$0.01	$2
On May 7, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.01 per share. The dividend will be paid on June 10, 2019 to shareholders of record as of the close of business on May 28, 2019.
The Company did not declare a cash dividend to its common shareholders during the three months ended March 31, 2018.
The Company declared the following dividends to its preferred shareholders during the three months ended March 31, 2019:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shares outstanding at date of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2019	April 1, 2019	March 15, 2019	298	Paid in kind	$—	6
Series B Preferred Shares	March 29, 2019	April 1, 2019	March 15, 2019	108	Paid in kind	$—	2

The Company declared the following dividends to its preferred shareholders during the three months ended March 31, 2018:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shares outstanding at date of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	277	Paid in kind	$—	5
Series B Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	101	Paid in kind	$—	1

(10) Stock Compensation

On August 8, 2017, the Company adopted a stock-based incentive plan (the “FGL Incentive Plan”) that permits the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing. The Company’s Compensation Committee is authorized to grant up to 15,006 thousand equity awards under the Incentive Plan. At March 31, 2019, 5,588 thousand equity awards are available for future issuance.
FGL Incentive Plan
On February 26, 2019 FGL granted 1,699 thousand stock options to a certain officer of the Company. The following table summarizes the vesting conditions for these options:

Vesting mechanism	Vest Dates	Number of options subject to these vesting conditions
Service	Each March 15 from 2020 through 2023; subject to continued service	485
Service and return on equity performance	March 15 2020, 2021 and 2022 subject to continued service and targeted return on equity	607
Service and stock price performance	Each March 15 from 2019 through 2023; subject to continued service and target stock price goals being achieved	607

The total fair value of the options granted on February 26, 2019 was $3. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period.
At March 31, 2019, the intrinsic value of stock options outstanding or expected to vest was $76. At March 31, 2019, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 7 years, 6 years and 7 years, respectively. At March 31, 2019 there were 485 options that were exercisable.
A summary of the Company’s outstanding stock options as of March 31, 2019, and related activity during the three months ended March 31, 2019, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2018	13,007	$9.68
Granted	1,699	10.00
Exercised	—	—
Forfeited or expired	(1,869)	(10.00)
Stock options outstanding at March 31, 2019	12,837	9.67
Exercisable at March 31, 2019	485	10.00
Vested or projected to vest at March 31, 2019	12,837	9.67

To value the options granted with service and return on equity performance vesting conditions, we used a Black Scholes valuation model. To value the options granted with stock price market performance vesting conditions, we used a Monte Carlo simulation. The following inputs and assumptions were used in the determination of the grant date fair values of the February 26, 2019 grants for each.

	Black-Scholes Model		Monte Carlo Model
	Serviced based	ROE Performance based	Stock Price Performance based	Source of input/ assumption
Weighted average fair value per options granted	$1.68	$1.74	$1.26	N/A
Risk-free interest rate	2.48%	2.50%	2.54%	US Treasury Curve
Assumed dividend yield	0.49%	0.49%	0.49%	Internal projection
Expected option term	5.75 years	6.0 years	N/A	Internal model
Contractual term	N/A	N/A	7.0 years	N/A
Volatility	26.00%	26.00%	26.00%	Predecessor and peer group experience
Early exercise multiple	N/A	N/A	2.8	Hull White model
Cost of equity	N/A	N/A	10.50%	Capital asset pricing model - 20 year risk free rate

The Company granted 147 thousand restricted shares to directors in the three months ended March 31, 2019. These shares will vest on December 31, 2019. The total fair value of the restricted shares granted in the three months ended March 31, 2019 was $1.
A summary of the Company’s nonvested restricted shares outstanding as of March 31, 2019, and related activity during the three months ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2018	—	$—
Granted	147	6.82
Vested	—	—
Forfeited or expired	—	—
Vested or expected to vest at March 31, 2019	147	6.82
Management Incentive Plan

In the three months ended March 31, 2019, the Company granted 424 thousand phantom units to members of management under a management incentive plan (the "Management Incentive Plan"). The total fair value of the restricted shares granted in the three months ended March 31, 2019 was $4.
One half of the phantom units vest in three equal installments on each March 15th from 2020 to 2022, subject to awardees continued service with the Company. The other half will begin vesting on March 15, 2021 and cliff vest on March 15, 2022 based on continued service and attainment of a performance metric: adjusted operating income return on equity.
At March 31, 2019, the liability for phantom units of $1 was based on the number of units granted, the elapsed portion of the service period and the fair value of the Company’s common stock on that date which was $7.87.

A summary of the Management Incentive Plan nonvested phantom units outstanding as of March 31, 2019, and related activity during the three months ended, is as follows (share amount in thousands):

Phantom units	Shares	Weighted Average Grant Date Fair Value
Phantom units outstanding at December 31, 2018	356	$8.95
Granted	424	8.64
Vested	(59)	10.00
Forfeited or expired	(10)	8.96
Phantom units outstanding at March 31, 2019	711	9.19
The Company recognized total stock compensation expense related to the FGL Incentive Plan and Management Incentive Plan is as follows:

Three months ended
March 31, 2019
FGL Incentive Plan
Stock options	$1
Restricted shares	—
1
Management Incentive Plan
Phantom units	—
—
Total stock compensation expense	1
Related tax benefit	—
Net stock compensation expense	$1
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.
Total compensation expense related to the FGL Incentive Plan and Management Incentive Plan not yet recognized as of March 31, 2019 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Incentive Plan
Stock options	$18	3
Restricted shares	1	1
	19
Management Incentive Plan
Phantom units	3	3
	3
Total unrecognized stock compensation expense	$22	3

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

The provision for income taxes represents federal income taxes. The effective tax rate for the three months ended March 31, 2019 was 5%. The effective tax rate for the three months ended March 31, 2018 was 38%. The effective tax rate on pre-tax income for the current three months ended March 31, 2019 differs from the U.S Federal statutory rate for 2019 of 21% primarily due to two factors. First, in 2018, a partial valuation allowance was established against the US Life companies' unrealized loss deferred tax assets because there were not sufficient sources of income to recover those assets. During the first quarter of 2019, the unrealized loss position recovered enough that the valuation allowance was no longer needed and it was released. Secondly, the Company had substantial income in jurisdictions that do not impose an income tax. The effective tax rate on pre-tax income for the three months ended March 31, 2018 differed from the U.S. Federal statutory rate for 2018 of 21% primarily due to the impact of an intended tax election. During the first quarter of 2018, there was uncertainty surrounding the impact of the Base-Erosion and Anti-Abuse Tax ("BEAT") that was enacted as part of the Tax Cut and Jobs Act and how it would impact the reinsurance agreement between F&G Life Re and FGL Insurance. As a result of the uncertainty, F&G Life Re intended to make an election under IRC Code Section 953(d) for the 2018 tax year to be treated as if it were a US taxpayer for the year.  As such, an opening balance sheet deferred tax liability was set up resulting in a discrete expense being recorded in the first quarter of 2018 that increased the first quarter effective rate. Based on clarifying guidance, the Company ultimately decided not to make that election in the fourth quarter of 2018.
As of March 31, 2019, the Company had a partial valuation allowance of $33 against its gross deferred tax assets of $316. The valuation allowance is an offset to the non-life companies deferred tax assets and FSRC deferred tax assets. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income that would allow for recognition of any of their deferred tax assets. FSRC is in a cumulative loss position and does not have a sufficient track record of earnings to recognize any portion of its deferred tax assets
The valuation allowance is reviewed quarterly and will be maintained until there is sufficient positive evidence to support a release. At each reporting date, management considers new evidence, both positive and negative, that could impact the future realization of deferred tax assets. Management will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.
All other deferred tax assets are more likely than not to be realized based on expectations as to our future taxable income and considering all other available evidence, both positive and negative.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of March 31, 2019 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

March 31, 2019
Asset Type
Other invested assets	$1,093
Equity securities	21
Fixed maturity securities, available-for-sale	39
Other assets	5
Total	$1,158
As of March 31, 2019, the Company had unfunded commitments in affiliated investments which are included in the table above. See "Note 14. Related Party Transactions" for further information.

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
The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2019, the Company has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
The Company has received inquiries from a number of state regulatory authorities regarding our use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. We have established procedures to periodically compare our in-force life insurance and annuity policies against the Death Master File or similar databases; investigate any identified potential matches to confirm the death of the insured; and determine whether benefits are due and attempt to locate the beneficiaries of any benefits due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. We believe we have established sufficient reserves with respect to these matters; however, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be identified which could be significant and could have a material adverse effect on our results of operations.
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
On August 17, 2018, the Court in the BIP Litigation denied all pending Motions to Dismiss filed by all parties without prejudice, pending a decision as to whether the BIP Litigation will be consolidated into related litigation, captioned Fidelity & Guaranty Life Insurance Company v. Network Partners, et al., Case No. 17-cv-1508. On August 31, 2018, FGL Insurance filed its Answer to BIP’s Amended Complaint. Also on that date, FGL Insurance filed its Answer to Amended Complaint, Affirmative Defenses, and Counterclaim, Filed Pursuant to Fed. R. Civ. P. 12(a)(4)(A). As of March 31, 2019, BIP has not filed any paper or pleading in response to the Court’s August 17, 2018 Order or to FGL Insurance’s filing. BIP's response date has been adjourned to May 15, 2019.
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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended
	March 31, 2019		March 31, 2018
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	57	372	60	41
Assumed	—	20	—	(21)
Ceded	(41)	(53)	(42)	(59)
Net	16	339	18	(39)
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the three months ended March 31, 2019 and 2018. The Company did not commute any ceded reinsurance treaties during the three months ended March 31, 2019 or 2018.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer, to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective July 1, 2017, FGL Insurance extended this agreement to include new business issued during 2017. Effective January 1, 2018 FGL Insurance extended this agreement to include new business issued during 2018, and extended the recapture period from 8 to 12 years. Effective January 1, 2019, FGL Insurance extended this agreement to include new business issued during 2019. FGL Insurance incurred risk charge fees of $4 during the three months ended March 31, 2019, in relation to this reinsurance agreement.
Effective December 31, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $758 of certain MYGA and deferred annuity GAAP reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a 40%, 45%, and 63% quota share percentage of these annuity plans for issue years 2013, 2001 through 2012, and 2000 and prior, respectively.
Effective December 31, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $4 billion of certain FIA statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes an 80% and 90% quota share percentage of these annuity plans for issue years 2013 through 2014, and 2007 and prior, respectively. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk.

F&G Reinsurance Companies
FSRC, an affiliate of FGL Insurance, has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company from the coinsurance premium owed to FSRC as collateral for FSRC's payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. FSRC manages the assets supporting the reserves assumed in accordance with the internal investment policy of the ceding companies and applicable law. At March 31, 2019, FSRC had $286 of funds withheld receivables and $270 of insurance reserves related to these reinsurance treaties.
F&G Re, an affiliate of FGL Insurance, has entered into two reinsurance agreements on a funds withheld basis with unaffiliated parties. At March 31, 2019, F&G Re had $551 of funds withheld receivables and $527 of insurance reserves related to these reinsurance treaties.
See a description of FSRC’s and F&G Re's accounting policy for its assumed reinsurance contracts in "Note 2. Significant Accounting Policies and Practices" within the Company's 2018 Form 10-K.

(14) Related Party Transactions
Affiliated Investments
The Company, and certain subsidiaries of the Company, entered into investment management agreements with Blackstone ISG-I Advisors LLC ("BISGA"), a wholly-owned subsidiary of The Blackstone Group LP ("Blackstone") on December 1, 2017. Pursuant to the terms of the investment management agreements, BISGA may delegate certain of its investment management services to sub-managers and any fees or other remuneration payable to such sub-managers is payable by the Company out of the assets managed by such sub-managers. BISGA has delegated certain investment management services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors II”), pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors. As of March 31, 2019 and December 31, 2018, the Company has a net liability of $25 and $20, respectively, for the services consumed under the investment management agreements and related sub-management agreements, partially offset by fees received and expense reimbursements from BISGA.
During the three months ended March 31, 2019, the Company received expense reimbursements from BISGA for the services consumed under these agreements. Fees received for these types of services are $2 for the three months ended March 31, 2019.
The Company holds certain fixed income security interests, limited partnerships and bank loans issued by portfolio companies that are affiliates of Blackstone Tactical Opportunities, an affiliate of Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd (the “Blackstone Fixed Income Securities”) both on a direct and indirect basis.  Indirect investments include an investment made in an affiliates’ asset backed fund while direct investments are an investment in affiliates' equity or debt securities.  As of March 31, 2019 and December 31, 2018, the Company held $1,549 and $1,461 in affiliated investments, respectively, which includes foreign exchange unrealized loss of $(4) and $(2), respectively. As of March 31, 2019 and December 31, 2018, the Company had unfunded commitments relating to affiliated investments of $971 and $990, respectively.
The Company purchased $12 and $185 of residential loans from Finance of America Holdings LLC, a Blackstone affiliate, during the three months ended March 31, 2019 and on December 17, 2018, respectively.
On December 1, 2017, the Company executed an agreement with Blackstone Tactical Opportunities Advisors LLC ("BTO Advisors") and Fidelity National Financial, Inc. ("FNF"), to provide the Company transactional and operational services and advice through December 31, 2018. The agreement was amended on November 2, 2018 to provide services through June 30, 2019. The Company will pay fees to BTO Advisors (or its designee(s)), and to FNF in consideration for such services in cash, ordinary shares or warrants exercisable for ordinary shares of the Company. As of March 31, 2019, no such services have been provided.
The Company paid-in-kind dividends on preferred shares held by GSO Capital Partners, an indirect wholly owned subsidiary of The Blackstone Group LP, of 6 thousand shares for the three months ended March 31, 2019.
The Company had no gross realized gains or realized impairment losses on related party investments during the three months ended March 31, 2019 and 2018.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Net income (loss)	$171	$65
Less Preferred stock dividend	8	7
Net income (loss) available to common shares	163	58

Weighted-average common shares outstanding - basic	219,646	214,370
Dilutive effect of unvested restricted stock	36	—
Weighted-average shares outstanding - diluted	219,682	214,370

Net income (loss) per common share:
Basic	$0.74	$0.27
Diluted	$0.74	$0.27
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL Holdings shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three months ended March 31, 2019 excludes the incremental effect of 6 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 406 thousand preferred stock shares outstanding as of March 31, 2019 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met. The calculation of diluted earnings per share for the three months ended March 31, 2019 excludes the incremental effect related to certain outstanding stock options due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 1,737 thousand shares for the three months ended March 31, 2019.
The calculation of diluted earnings per share for the three months ended March 31, 2018 excludes the potential dilutive effective of the 377 thousand preferred stock shares outstanding as of March 31, 2018 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met.
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
FSRC (Cayman), F&G Re (Bermuda), and F&G Life Re (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $48 decrease and $30 increase to statutory capital and surplus at March 31, 2019 and December 31, 2018, respectively.

FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $100 and $110 at March 31, 2019 and December 31, 2018, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $1 and $0 at March 31, 2019 and December 31, 2018, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and (deficit) surplus would be $(4) and $(16) as of March 31, 2019 and December 31, 2018, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at March 31, 2019 and December 31, 2018 was $97 and $94, respectively.
As of March 31, 2019, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), which can be found at the U.S. Securities & Exchange Commission's ("SEC's") website, www.sec.gov. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

•	the ability to maintain or obtain approval of Iowa Insurance Division ("IID") and other regulatory authorities as required for our operations and those of our insurance subsidiaries

•	the impact of the "fiduciary" rule proposals on the Company, its products, distribution and business model;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products;

•	changes in tax laws which affect us and/or our shareholders;

•	potential adverse tax consequences if we are treated as a passive foreign investment company;

•	the impact on our business of new accounting rules or changes to existing accounting rules;

•	our potential need and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;

•	our ability to successfully acquire new companies or businesses and integrate such acquisitions into our existing framework;

•	the impact of potential litigation, including class action litigation;

•	our ability to protect our intellectual property;

•	our ability to maintain effective internal controls over financial reporting;

•	the impact of restrictions in the Company's debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	our ability and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;

•	the continued availability of capital required for our insurance subsidiaries to grow;

•	the performance of third parties including third party administrators, independent distributors, underwriters, actuarial consultants and other outsourcing relationships;

•	the loss of key personnel;

•
interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•	our exposure to unidentified or unanticipated risk not adequately addressed by our risk management policies and procedures;

•	the impact on our business of natural and man-made catastrophes, pandemics, and malicious and terrorist acts;

•	our ability to compete in a highly competitive industry;

•	our ability to attract and retain national marketing organizations and independent agents;

•	our subsidiaries’ ability to pay dividends to us; and

•	the other factors discussed in “Risk Factors” of our 2018 Form 10-K.
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
Introduction
Management's discussion and analysis reviews our unaudited condensed consolidated financial position at March 31, 2019 (unaudited) and December 31, 2018, and the unaudited consolidated results of operations for the three months ended March 31, 2019 and 2018 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of FGL Holdings (“FGL Holdings,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”), which was included with our audited consolidated financial statements for the year ended December 31, 2018 included within the Company’s 2018 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2018 Form 10-K, which can be found at the SEC website, www.sec.gov.
Basis of Presentation
Our unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report are presented: (i) as of March 31, 2019 and December 31, 2018; and (ii) for the three months ended March 31, 2019 and 2018. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the three months ended March 31, 2019 results compared to the three months ended March 31, 2018 results. We believe this discussion provides helpful information with respect to performance of our business during those respective periods.

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
In setting the features and pricing of new FIA products relative to our targeted net margin, we take into account our expectations regarding (1) net investment spread, which is the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and changes in reserves, acquisition costs, and general and administrative expenses.
F&G Reinsurance Ltd (“F&G Re”), an exempted company incorporated in Bermuda with limited liability, provides a platform for non-affiliated international business. Front Street Re Cayman Ltd (“FSRC”), an exempted company incorporated in the Cayman Islands with limited liability, has a license to carry on business as an Unrestricted Class “B” Insurer that permits FSRC to conduct offshore direct and reinsurance business. F&G Re and FSRC (together herein referred to as the “F&G Reinsurance Companies”), are indirect wholly owned subsidiaries of FGL Holdings and parties to reinsurance transactions.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2019, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for the Company. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $68 billion of sales in 2018. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $2 billion of annual premiums in 2018.

Competition
Please refer to section titled "Competition" in Part I Item 1. Business in our 2018 Form 10-K for discussion on our competition.
Annuity and Life Sales
We regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Annuity and IUL sales are recorded as deposit liabilities (i.e. contractholder funds) within the Company's unaudited condensed consolidated financial statements in accordance with GAAP. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition. Sales of annuities and IULs for the quarter ended March 31 were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	2019	2018	2019	2018
First Quarter	$1,053	$778	$8	$6
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
Our profitability depends in large part upon the amount of assets under management (“AUM”), the net investment spreads earned on our AUM, our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs or IULs. We analyze returns on average assets under management ("AAUM") pre- and post-DAC, DSI and VOBA as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
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
The adjustments to net income are net of intangibles amortization, as appropriate. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates as of the reporting date. The impact of the change in fair values of FIA-related derivatives, embedded derivatives and hedging costs has been removed from net income in calculating AOI.
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
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three months ended March 31, 2019, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2018 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our unaudited condensed consolidated financial statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following table sets forth the consolidated results of operations for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Revenues:
Premiums	$16	$18	$(2)
Net investment income	289	263	26
Net investment gains (losses)	240	(191)	431
Insurance and investment product fees and other	55	48	7
Total revenues	600	138	462
Benefits and expenses:
Benefits and other changes in policy reserves	339	(39)	378
Acquisition and operating expenses, net of deferrals	44	40	4
Amortization of intangibles	29	27	2
Total benefits and expenses	412	28	384
Operating income	188	110	78
Interest expense	(8)	(6)	(2)
Income (loss) before income taxes	180	104	76
Income tax expense	(9)	(39)	30
Net income (loss)	$171	$65	$106
Less Preferred stock dividend	8	7	1
Net income (loss) available to common shareholders	$163	$58	$105
The following table summarizes sales by product type for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Fixed index annuities ("FIA")	$668	$436	$232
Fixed rate annuities ("MYGA")	280	142	138
Institutional spread based	105	200	(95)
Total annuity	$1,053	$778	$275

Index universal life ("IUL")	$8	$6	$2

Flow reinsurance	$60	$33	$27

•
FIA sales during the three months ended March 31, 2019 and 2018 reflect continued strong and productive collaboration with our distribution partners, primarily Independent Marketing Organizations, as well as the overall growth of the FIA market.

•	MYGA volume and funding agreements are viewed as opportunistic and therefore these volumes will fluctuate from period to period.

•
Institutional spread based products in three months ended March 31, 2019 and 2018 reflect funding agreements with Federal Home Loan Bank, under an investment strategy that is subject to fluctuation period to period.

•	The increased flow reinsurance sales in the three months ended March 31, 2019 compared to 2018 reflect the on-boarding of a new flow reinsurance partner effective January 1, 2019.

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

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Traditional life insurance	$8	$9	$(1)
Life-contingent immediate annuity	8	9	(1)
Premiums	$16	$18	$(2)

•	Premiums for the three months ended March 31, 2019 reflects a decrease compared to the three months ended March 31, 3018 primarily due to lower renewals and return of premium block maturing.

•	Immediate annuity premiums for the three months ended March 31, 2019 reflects a decrease as a result of policyholder behavior for annuitizations.

Net investment income
Below is a summary of net investment income ("NII") for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Fixed maturity securities, available-for-sale	$265	$242	$23
Equity securities	21	10	11
Mortgage loans	7	7	—
Invested cash and short-term investments	3	3	—
Funds withheld	8	7	1
Limited partnerships	8	3	5
Other investments	5	1	4
Gross investment income	317	273	44
Investment expense	(28)	(10)	(18)
Net investment income	$289	$263	$26
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Yield on AAUM (at amortized cost)	4.47%	4.21%	0.26%
Less: Interest credited and option cost	(2.30)%	(2.33)%	0.03%
Net investment spread	2.17%	1.88%	0.29%
AAUM	$25,862	$24,967	$895

•
The increases in AAUM from March 31, 2018 to March 31, 2019 were primarily influenced by $1.9 billion net new business asset flows, partially offset by a decrease as the result of FGL Insurance's reinsurance agreement with Kubera Insurance (SAC) Ltd. acting in respect of Annuity Reinsurance Cell A1 ("Kubera"), effective December 31, 2018.

-57

•
The 10% increase in NII from the three months ended March 31, 2018 to the three months ended March 31, 2019 was primarily due to $19 from the portfolio reposition lift, $18 from invested asset growth, and $15 lower premium amortization, partially offset by $18 of higher planned investment expense and $8 decrease related to the Kubera reinsurance cession.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$76	$(46)	$122
Net realized and unrealized gains (losses) on certain derivatives instruments	164	(124)	288
Change in fair value of reinsurance related embedded derivatives	(3)	(21)	18
Change in fair value of other derivatives and embedded derivatives	3	—	3
Net investment gains (losses)	$240	$(191)	$431

•
For the three months ended March 31, 2019, net realized gains on available-for-sale securities, equity securities and other invested assets includes $77 in the unrealized gains (losses) on equity securities, reflecting market movements during the period, and $2 of credit related impairments.

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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Call Options:
Gains (losses) on option expiration	$(33)	$5	$(38)
Change in unrealized gains (losses)	188	(127)	315
Futures contracts:
Gains (losses) on futures contracts expiration	7	6	1
Change in unrealized gains (losses)	2	(8)	10
Total net change in fair value	$164	$(124)	$288

Annual Point-to-Point Change in S&P 500 Index during the period	9%	12%	(3)%

•
Realized gains and losses on certain derivative instruments are directly correlated to the performances of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Additionally, the fair value of call options are primarily driven by the underlying performance of the S&P 500 Index during each respective year relative to the S&P Index on the policyholder buy dates.

•
The net change in fair value of the call options and futures contracts for the three months ended March 31, 2019 and 2018 were primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.

The average index credits to policyholders are as follows for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Average Crediting Rate	1%	5%	(4)%
S&P 500 Index:
Point-to-point strategy	2%	4%	(2)%
Monthly average strategy	1%	4%	(3)%
Monthly point-to-point strategy	—%	7%	(7)%
3 year high water mark	17%	7%	10%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for the three months ended March 31, 2019 and 2018 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Due to volatility in the S&P 500 Index, policyholders with anniversaries during the three months ended March 31, 2019, on average, received less credits.

Insurance and investment product fees and other
Insurance and investment product fees and other consists primarily of the cost of insurance on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). Below is a summary of the major components included in Insurance and investment product fees and other for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Surrender charges	$8	$14	$(6)
Cost of insurance fees and other income	47	34	13
Total insurance and investment product fees and other	$55	$48	$7

•
Cost of insurance fees and other income increased year over year primarily as the result of the amortization of the deferred reinsurance gain established at the inception of FGL Insurance's reinsurance agreement with Kubera, effective December 31, 2018.

•	Surrender charges were higher in the prior year quarter, primarily due to more universal life policy surrenders.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
FIA embedded derivative impact	152	(263)	415
Index credits, interest credited & bonuses	91	207	(116)
Annuity payments	34	38	(4)
Other policy benefits and reserve movements	(6)	(7)	1
Change in fair value of reserve liabilities held at fair value	68	(14)	82
Total benefits and other changes in policy reserves	$339	$(39)	$378

•
The FIA market value option liability increased quarter over quarter, driven by the changes in the equity markets and risk free rates during the current quarter, in conjunction with premium growth arising from the quarterly sales result. The movements in risk free rates increased the FAS 133 reserves by approximately $58 during the three months ended March 31, 2019 as compared to an decrease of $97 for the corresponding period in 2018, with the remaining impacts from changes in the equity markets. The change in equity market also impacts the market value of the derivative assets hedging our FIA policies. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•	The quarter over quarter decreases in index credits, interest credited & bonuses were primarily due to lower index credits on FIA policies, reflecting market movement during the respective periods.

•	The change in the fair value of reserve liabilities held at fair value represents FSRC's and F&G Re's third-party business.
Acquisition and operating expenses, net of deferrals
Below is a summary of acquisition and operating expenses, net of deferrals for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
General expenses	$31	$35	$(4)
Acquisition expenses	103	54	49
Deferred acquisition costs	(90)	(49)	(41)
Total acquisition and operating expenses, net of deferrals	$44	$40	$4

•
The increase in acquisition and operating expenses, net of deferrals, during the quarter ended March 31, 2019 compared to the prior year quarter ended March 31, 2018 reflects higher commissions net of deferrals driven by higher sales, partially offset by a decrease in general expenses related to the mark-to-market movement in the preferred equity remarketing reimbursement embedded derivative liability.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Amortization	$36	$32	$4
Interest	(7)	(5)	(2)
Unlocking	—	—	—
Total amortization of intangibles	$29	$27	$2

-60

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). The quarter over quarter increase in total net amortization was primarily due to higher actual gross profits ("AGPs"). AGPs were driven primarily by higher net investment gains, partially offset by higher change in reserves in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Other items affecting net income
Interest expense
Below is a summary of the interest expense on our debt and revolving credit facility and amortization of debt issuance costs for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Debt	$8	$5	$3
Revolving credit facility	—	1	(1)
Total interest expense	$8	$6	$2

•	The three months ended March 31, 2019 reflects increased debt interest expense incurred on the $550 5.50% Senior Notes as compared to the historical $300 6.375% Senior Notes.

Income tax expense
Below is a summary of the major components included in income tax expense for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Income before taxes	$180	$104	$76

Income tax before valuation allowance	30	34	(4)
Change in valuation allowance	(21)	5	(26)
Income tax	$9	$39	$(30)
Effective rate	5%	38%	(33)%

•
Income tax expense for the three months ended March 31, 2019 was $9, net of a valuation allowance release of $21, compared to income tax expense of $39 for the three months ended March 31, 2018, inclusive of a valuation allowance expense of $5. The decrease in income tax expense of $30 quarter over quarter was primarily due to the valuation allowance release on the partial recovery of the unrealized loss position for the US life companies, as well as higher international income in zero tax jurisdictions for the three months ended March 31, 2019. For the three months ended March 31, 2018 there was a $15 expense related to F&G Life Re. For further details, refer to "Note 11. Income Taxes".

AOI
The table below shows the adjustments made to reconcile net income to our AOI for the periods presented:

	Three months ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)
Net income (loss)	$171	$65	$106
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets (a)	(70)	39	(109)
Impacts related to changes in the fair values of FIA related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impacts of assumed reinsurance by our international subsidiaries (a) (b)	(17)	(63)	46
Effect of change in fair value of reinsurance related embedded derivative, net of offsets (a)	19	—	19
Effects of integration, merger related & other non-operating items	(3)	8	(11)
Tax effect of affiliated reinsurance embedded derivative	—	15	(15)
Tax impact of adjusting items	(10)	4	(14)
AOI	$90	$68	$22
(a) Amounts are net of offsets related to value of business acquired ("VOBA"), deferred acquisition cost ("DAC"), deferred sale inducement ("DSI"), unearned revenue ("UREV") amortization and cost of reinsurance intangible, as applicable.
(b) The updated definition removes the fair value impacts of assumed reinsurance by our international subsidiaries for periods after September 30, 2018.

•
AOI increased $22 from $68 in the three months ended March 31, 2018 to $90 for the three months ended March 31, 2019. The current quarter results included $14 net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") product line, and $5 bond prepay income and other, partially offset by $2 project costs. Comparatively, the three months ended March 31, 2018 AOI included $8 net favorable actual to expected mortality within the SPIA product line and other annuity reserve movements.

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
As of March 31, 2019 and December 31, 2018, the fair value of our investment portfolio was approximately $25 billion and $24 billion, respectively, and was divided among the following asset class and sectors:

	March 31, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$56	—%	$119	—%
United States Government sponsored entities	104	—%	106	—%
United States municipalities, states and territories	1,217	5%	1,187	5%
Foreign Governments	138	1%	121	1%
Corporate securities:
Finance, insurance and real estate	4,003	16%	4,113	17%
Manufacturing, construction and mining	619	3%	574	2%
Utilities, energy and related sectors	2,322	9%	2,281	10%
Wholesale/retail trade	1,431	6%	1,376	6%
Services, media and other	2,215	9%	2,037	9%
Hybrid securities	961	4%	901	4%
Non-agency residential mortgage-backed securities	918	4%	925	4%
Commercial mortgage-backed securities	2,647	11%	2,537	10%
Asset-backed securities	4,974	20%	4,832	20%
Total fixed maturity available for sale securities	21,605	88%	21,109	88%
Equity securities (a)	1,171	5%	1,382	6%
Commercial mortgage loans	485	2%	483	2%
Residential mortgage loans	199	1%	187	1%
Other (primarily derivatives and limited partnerships)	1,049	4%	748	3%
Short term investments	—	—%	—	—%
Total investments	$24,509	100%	$23,909	100%
(a) Includes investment grade non-redeemable preferred stocks ($1,001 and $1,208, respectively).
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

As of March 31, 2019 and December 31, 2018, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $22 billion and $21 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	March 31, 2019		December 31, 2018
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$741	3%	$627	3%
AA	1,476	7%	1,415	7%
A	5,599	26%	5,354	25%
BBB	8,242	38%	8,328	39%
Not rated (c)	3,733	17%	3,612	17%
Total investment grade	19,791	91%	19,336	91%
BB (a)	1,311	6%	1,307	6%
B and below (b)	384	2%	351	2%
Not rated (c)	119	1%	115	1%
Total below investment grade	1,814	9%	1,773	9%
Total	$21,605	100%	$21,109	100%
(a) Includes $16 and $17 at March 31, 2019 and December 31, 2018, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $166 and $175 at March 31, 2019 and December 31, 2018, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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

The tables below present our fixed maturity securities by NAIC designation as of March 31, 2019 and December 31, 2018:

	March 31, 2019
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,302	$11,297	52%
2	9,240	8,998	42%
3	1,066	1,017	5%
4	191	183	1%
5	73	72	—%
6	36	38	—%
Total	$21,908	$21,605	100%

	December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,245	$10,928	52%
2	9,677	9,003	43%
3	1,064	967	4%
4	155	139	1%
5	71	65	—%
6	7	7	—%
Total	$22,219	$21,109	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,418	15%
Banking	2,348	10%
Whole loan collateralized mortgage obligation ("CMO")	2,332	10%
ABS Other	1,553	7%
Life insurance	1,407	6%
Municipal	1,216	5%
Electric	952	4%
CMBS	870	4%
Pipelines	820	4%
Technology	571	3%
Total	$15,487	68%

	December 31, 2018
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,283	15%
Banking	2,491	11%
Whole loan collateralized mortgage obligation ("CMO")	2,234	10%
ABS Other	1,545	7%
Life insurance	1,376	6%
Municipal	1,187	5%
Electric	939	4%
CMBS	874	4%
Pipelines	812	4%
Property and casualty insurance	542	2%
Total	$15,283	68%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2019 and December 31, 2018, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$160	$160	$191	$191
Due after one year through five years	758	749	817	794
Due after five years through ten years	2,080	2,059	2,219	2,137
Due after ten years	10,281	9,994	10,443	9,587
Subtotal	$13,279	$12,962	$13,670	$12,709
Other securities which provide for periodic payments:
Asset-backed securities	$5,033	$4,974	$4,954	$4,832
Commercial-mortgage-backed securities	2,596	2,647	2,568	2,537
Residential mortgage-backed securities	1,000	1,022	1,027	1,031
Subtotal	$8,629	$8,643	$8,549	$8,400
Total fixed maturity available-for-sale securities	$21,908	$21,605	$22,219	$21,109
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $100 and $161 as of March 31, 2019, respectively, and $104 and $163 as of December 31, 2018, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$237	91%	$245	92%
2	12	5%	18	7%
3	9	3%	—	—%
4	2	1%	4	1%
5	1	—%	—	—%
6	—	—%	—	—%
Total	$261	100%	$267	100%

NRSRO:
AAA	$1	—%	$1	—%
AA	10	4%	11	4%
A	24	9%	25	9%
BBB	8	3%	8	3%
Not rated - Above investment grade (a)	47	18%	46	17%
BB and below	171	66%	176	66%
Total	$261	100%	$267	100%

Vintage:
2017	$12	5%	$12	4%
2016	15	6%	15	6%
2007	50	19%	51	19%
2006	62	24%	63	24%
2005 and prior	122	46%	126	47%
Total	$261	100%	$267	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS Exposure
As of March 31, 2019 and December 31, 2018, our ABS exposure was largely composed of CLOs, which comprised 69% and 68%, respectively, of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
As of March 31, 2019, the non-CLO exposure represents 31% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(73) and $14, respectively. As of December 31, 2018, the non-CLO exposure represented 32% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(128) and $6, respectively. The following table summarize our ABS exposure.

	March 31, 2019		December 31, 2018
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$3,418	69%	$3,283	68%
ABS auto	—	—%	1	—%
ABS credit card	3	—%	3	—%
ABS other	1,553	31%	1,545	32%
Total ABS	$4,974	100%	$4,832	100%

Commercial Mortgage Loans
We rate all CMLs to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in "Net realized capital gains (losses)" in the unaudited Condensed Consolidated Statements of Operations.
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are utilized as part of the review process described above. As of March 31, 2019, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 46%. See "Note 4. Investments" to our unaudited condensed consolidated financial statements for additional information regarding our LTV and DSC ratios.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	$7	$50	$—	$50
United States Government sponsored agencies	64	84	—	84
United States municipalities, states and territories	49	537	(10)	527
Foreign Governments	8	83	(2)	81
Corporate securities:
Finance, insurance and real estate	252	3,125	(107)	3,018
Manufacturing, construction and mining	76	543	(28)	515
Utilities, energy and related sectors	172	1,716	(71)	1,645
Wholesale/retail trade	181	1,281	(91)	1,190
Services, media and other	192	1,602	(59)	1,543
Hybrid securities	47	709	(33)	676
Non-agency residential mortgage backed securities	93	200	(5)	195
Commercial mortgage backed securities	67	502	(9)	493
Asset backed securities	424	3,664	(82)	3,582
Total fixed maturity available for sale securities	1,632	14,096	(497)	13,599
Equity securities	80	1,141	(58)	1,083
Total investments	$1,712	$15,237	$(555)	$14,682

	December 31, 2018
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	$15	$120	$(1)	$119
United States Government sponsored agencies	72	88	(2)	86
United States municipalities, states and territories	103	1,054	(32)	1,022
Foreign Governments	16	123	(8)	115
Corporate securities:
Finance, insurance and real estate	300	3,721	(230)	3,491
Manufacturing, construction and mining	86	613	(57)	556
Utilities, energy and related sectors	237	2,347	(222)	2,125
Wholesale/retail trade	211	1,469	(144)	1,325
Services, media and other	266	2,179	(195)	1,984
Hybrid securities	67	956	(91)	865
Non-agency residential mortgage backed securities	110	249	(6)	243
Commercial mortgage backed securities	205	1,768	(40)	1,728
Asset backed securities	419	3,704	(137)	3,567
Total fixed maturity available for sale securities	2,107	18,391	(1,165)	17,226
Equity securities	95	1,523	(145)	1,378
Total investments	$2,202	$19,914	$(1,310)	$18,604
The gross unrealized loss position on the available-for-sale fixed and equity portfolio was $555 and $1,310 as of March 31, 2019 and December 31, 2018, respectively. Most components of the portfolio exhibited price appreciation as interest rates and credit spreads tightened during the period. The total book value of all securities in an unrealized loss position was $15,237 and $19,914 as of March 31, 2019 and December 31, 2018, respectively. The total book value of all securities in an unrealized loss position decreased 23% from December 31, 2018 to March 31, 2019. The average market value/book value of corporate bonds in an unrealized loss position was 96%

and 92% as of March 31, 2019 and December 31, 2018, respectively. In aggregate, corporate bonds represented 64% and 65% of the total unrealized loss position as of March 31, 2019 and December 31, 2018, respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $227 and an amortized cost of $226 as of March 31, 2019) and special revenue bonds (fair value of $990 and amortized cost of $985 as of March 31, 2019).
Across all municipal bonds, the largest issuer represented 10% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 92% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	1	$5	$4	$(1)
Six months or more and less than twelve months	1	3	2	(1)
Twelve months or greater	3	35	27	(8)
Total investment grade	5	43	33	(10)

Below investment grade:
Less than six months	2	1	1	—
Six months or more and less than twelve months	1	—	—	—
Twelve months or greater	3	8	6	(2)
Total below investment grade	6	9	7	(2)
Total	11	$52	$40	$(12)

	December 31, 2018
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	3	$23	$18	$(5)
Six months or more and less than twelve months	10	72	55	(17)
Twelve months or greater	4	25	19	(6)
Total investment grade	17	120	92	(28)

Below investment grade:
Less than six months	3	11	9	(2)
Six months or more and less than twelve months	9	31	22	(9)
Twelve months or greater	5	12	9	(3)
Total below investment grade	17	54	40	(14)
Total	34	$174	$132	$(42)

OTTI and Watch List
At March 31, 2019 and December 31, 2018, our watch list included 11 and 34 securities, respectively, in an unrealized loss position with an amortized cost of $52 and $174, unrealized losses of $12 and $42, and a fair value of $40 and $132, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations
•its ability to continue to meet these obligations
•its existing cash available
•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the March 31, 2019 and December 31, 2018 carrying values were fully recoverable.
There were 3 and 4 structured securities with a fair value of $6 and $6 on the watch list to which we had potential credit exposure as of March 31, 2019 and December 31, 2018, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the March 31, 2019 and December 31, 2018 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of March 31, 2019 and December 31, 2018.
As of March 31, 2019 and December 31, 2018 the Company also had no material exposure risk related to financial investments in Puerto Rico.
Net Investment Income and Net Investment Gains (Losses)
For discussion regarding our net investment income and net investment gains (losses) refer to "Note 4. Investments" to our unaudited condensed consolidated financial statements.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2019, refer to "Note 4. Investments", to our unaudited condensed consolidated financial statements.
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
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes. The Company reduces the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities and commercial paper rated A1/P1 which are included in "Cash and cash equivalents" in the accompanying unaudited Condensed Consolidated Balance Sheets.
See "Note 5. Derivative Financial Instruments" to our unaudited condensed consolidated financial statements for additional information regarding our derivatives and our exposure to credit loss on call options.

Liquidity and Capital Resources
Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided (used) cash of $96 in the three months ended March 31, 2019 and $(35) in the three months ended March 31, 2018, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL Holdings. As a holding company with no operations of its own, FGL Holdings derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Limited, a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company ("CF Bermuda"), a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through CF Bermuda to FGL Holdings.

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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities for the three months ended March 31, 2019 and 2018:

(dollars in millions)	Three months ended
	March 31, 2019	March 31, 2018
Cash provided by (used in):
Operating activities	$96	$(35)
Investing activities	404	(377)
Financing activities	286	354
Net increase (decrease) in cash and cash equivalents	$786	$(58)
Operating Activities
Cash provided by (used in) operating activities totaled $96 and $(35) for the three months ended March 31, 2019 and 2018, respectively, which were principally due to a $286 increase in cash and short-term collateral from derivative counterparties, partially offset by a $41 increase in deferred acquisition costs and deferred sales inducements, and a $29 decrease in income tax refunds received.
Investing Activities
Cash provided by (used in) investing activities was $404 and $(377) for the three months ended March 31, 2019 and 2018, respectively, due to the purchases of fixed maturity securities and other investments, and the cash proceeds from sales, maturities and repayments.

Financing Activities
Cash provided by financing activities was $286 and $354 for the Company in the three months ended March 31, 2019 and 2018, respectively, which were primarily related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments.
On April 20, 2018, the FGLH completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025 (the “5.50% Senior Notes”). Please refer to the Company's 2018 Form 10-K for further discussion.
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
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. As of March 31, 2019, the total drawn on the revolver was $0. Please refer to the Company's 2018 Form 10-K for further discussion.
The Company has unfunded investment commitments as of March 31, 2019 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to "Note 4. Investments" and "Note 12. Commitments and Contingencies" to our unaudited condensed consolidated financial statements for additional details on unfunded investment commitments.

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
Enterprise Risk Management
For information about our enterprise risk management see "Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2018 Form 10-K.
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of March 31, 2019, is summarized as follows:

(Dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$8,975	37%
5-9	7,074	29%
10-14	6,693	27%
15-19	1,801	7%
20-25	32	—%
Total	$24,575	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $22 billion and $21 billion at March 31, 2019 and December 31, 2018, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

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

We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of March 31, 2019:

(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Re	$1,541	A+	Not Rated	Not Rated
Kubera Insurance (SAC) Ltd	681	Not Rated	Not Rated	Not Rated
Security Life of Denver	162	A	A	A2
Hannover Re	130	A+	AA-	Not Rated
London Life	108	A+	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of March 31, 2019 that would require an allowance for uncollectible amounts.
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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the three months ended March 31, 2019 and 2018, the annual index credits to policyholders on their anniversaries were $24 and $131, respectively. Proceeds received at expiration on options related to such credits were $23 and $131, respectively.
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
If interest rates were to increase 100 basis points from levels at March 31, 2019, the estimated fair value of our fixed maturity securities would decrease by approximately $1,530. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 21% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $1,161 in AOCI and a decrease of $1,121 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at March 31, 2019, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $250.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $117, our call option investments to decrease by approximately $14 based on equity positions and our FIA embedded derivative liability to decrease by approximately $24 as of March 31, 2019. Due to the adoption of ASU 2016-01 in 2018, the 10% decline in market value of our equity securities would affect current earnings. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing intangibles.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision of the Company's management, including the CEO and CFO, of whether any change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2019.
Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
A detailed discussion of our risk factors can be found in our 2018 Form 10-K, which can be found at the SEC's website www.sec.gov. There have been no material changes to the risk factors disclosed in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On December 19, 2018, the Company's board of directors authorized a share repurchase program of up to $150 of the Company's outstanding common stock. This program will expire on December 15, 2020, and may be modified at any time. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.
The following table provides information about our repurchases of our ordinary shares during the quarter ended March 31, 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Period
January 1 to January 31, 2019	1,051,347	$7.12	1,051,347	$138
February 1 to February 28, 2019	20,652	7.49	20,652	138
March 1 to March 31, 2019	2,656,078	8.35	2,656,078	116
Total	3,728,077	$8.00	3,728,077	$116
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

10.1
Employment Agreement between FGL Holdings and Christopher Blunt, dated as of February 6, 2019 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 (File No. 001-37779)).

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

FGL HOLDINGS (Registrant)

Date:	May 7, 2019	By:	/s/ Dennis R. Vigneau
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

