Form 10-Q
period 2019-06-30
FGL Holdings
filed 2019-08-07
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-37779

FGL HOLDINGS
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1354810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4th Floor
Boundary Hall, Cricket Square
Grand Cayman, Cayman Islands KY1-1102
(Address of principal executive offices, including zip code)

(800) 445-6758
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    or    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ or No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of July 31, 2019, there were 221,660,974 ordinary shares, $.0001 par value, issued and outstanding.

FGL HOLDINGS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:	-2
Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	-2
Condensed Consolidated Statements of Operations (unaudited)	-3
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)	-4
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)	-5
Condensed Consolidated Statements of Cash Flows (unaudited)	-6
Notes to Unaudited Condensed Consolidated Financial Statements	-7
(1) Basis of Presentation	-7
(2) Significant Accounting Policies and Practices	-7
(3) Significant Risks and Uncertainties	-10
(4) Investments	-12
(5) Derivative Financial Instruments	-21
(6) Fair Value of Financial Instruments	-25
(7) Intangibles	-39
(8) Debt	-40
(9) Equity	-41
(10) Stock Compensation	-42
(11) Income Taxes	-45
(12) Commitments and Contingencies	-46
(13) Reinsurance	-48
(14) Related Party Transactions	-49
(15) Earnings Per Share	-50
(16) Insurance Subsidiary Financial Information and Regulatory Matters	-50
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	-52
Item 3. Quantitative and Qualitative Disclosures about Market Risk	-76
Item 4. Controls and Procedures	-81

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	-82
Item 1A. Risk Factors	-82
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	-82
Item 3. Defaults Upon Senior Securities	-82
Item 4. Mine Safety Disclosures	-82
Item 5. Other Information	-82
Item 6. Exhibits	-83
Signatures	-83

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FGL HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2019 - $22,954; December 31, 2018 - $22,219)	$23,362	$21,109
Equity securities, at fair value (cost: June 30, 2019 - $1,174; December 31, 2018 - $1,526)	1,144	1,382
Derivative investments	383	97
Mortgage loans	760	667
Other invested assets	1,030	662
Total investments	26,679	23,917
Cash and cash equivalents	772	571
Accrued investment income	232	216
Funds withheld for reinsurance receivables, at fair value	1,922	757
Reinsurance recoverable	3,264	3,190
Intangibles, net	1,421	1,359
Deferred tax assets, net	150	343
Goodwill	467	467
Other assets	191	125
Total assets	$35,098	$30,945

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$24,828	$23,387
Future policy benefits, including $1,787 and $725 at fair value at June 30, 2019 and December 31, 2018, respectively	5,641	4,641
Funds withheld for reinsurance liabilities	839	722
Liability for policy and contract claims	66	64
Debt	542	541
Other liabilities	922	700
Total liabilities	32,838	30,055

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.0001 par value, 100,000,000 shares authorized, 414,126 and 399,033 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	—	—
Common stock ($.0001 par value, 800,000,000 shares authorized, 221,660,974 issued and outstanding at June 30, 2019 and December 31, 2018)	—	—
Additional paid-in capital	2,014	1,998
Retained earnings (Accumulated deficit)	30	(167)
Accumulated other comprehensive income (loss)	251	(937)
Treasury stock, at cost (4,475,919 shares at June 30, 2019; 600,000 shares at December 31, 2018)	(35)	(4)
Total shareholders' equity	2,260	890
Total liabilities and shareholders' equity	$35,098	$30,945

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Premiums	$8	$15	$24	$33
Net investment income	315	282	604	545
Net investment gains (losses)	135	(2)	375	(193)
Insurance and investment product fees and other	37	45	92	93
Total revenues	495	340	1,095	478
Benefits and expenses:
Benefits and other changes in policy reserves	268	217	607	178
Acquisition and operating expenses, net of deferrals	147	46	191	86
Amortization of intangibles	13	17	42	44
Total benefits and expenses	428	280	840	308
Operating income	67	60	255	170
Interest expense	(8)	(7)	(16)	(13)
Income (loss) before income taxes	59	53	239	157
Income tax expense	(13)	(13)	(22)	(52)
Net income (loss)	$46	$40	$217	$105
Less Preferred stock dividend	8	7	16	14
Net income (loss) available to common shareholders	$38	$33	$201	$91

Net income (loss) per common share:
Basic	$0.17	$0.15	$0.92	$0.42
Diluted	$0.17	$0.15	$0.92	$0.42
Weighted average common shares used in computing net income (loss) per common share:
Basic	217,185,055	214,370,000	218,482,900	214,370,000
Diluted	217,262,215	214,379,000	218,537,145	214,376,439

Cash dividend per common share	$0.01	$—	$0.02	$—

Supplemental disclosures
Total other-than-temporary impairments	$(3)	$—	$(5)	$(2)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—
Net other-than-temporary impairments	(3)	—	(5)	(2)
Gains (losses) on derivatives and embedded derivatives	116	44	280	(101)
Other investment gains (losses)	22	(46)	100	(90)
Total net investment gains (losses)	$135	$(2)	$375	$(193)

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$46	$40	$217	$105

Other comprehensive income (loss):
Net change in unrealized gains/losses on investments	472	(325)	1,196	(684)

Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	(5)	—	(8)	2

Net changes to derive comprehensive income (loss) for the period	467	(325)	1,188	(682)
Comprehensive income (loss), net of tax	$513	$(285)	$1,405	$(577)

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2018	$—	$—	$1,998	$(167)	$(937)	$(4)	$890
Treasury shares purchased	—	—	—	—	—	(30)	(30)
Dividends
Preferred stock (paid in kind)	—	—	8	(8)	—	—	—
Common stock ($0.01/share)	—	—	—	(2)	—	—	(2)
Net income (loss)	—	—	—	171	—	—	171
Unrealized investment gains (losses), net	—	—	—	—	724	—	724
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	1	—	—	—	1
Balance, March 31, 2019	$—	$—	$2,007	$(6)	$(216)	$(34)	$1,751
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends
Preferred stock (paid in kind)	—	—	6	(8)	—	—	(2)
Common stock ($0.01/share)	—	—	—	(2)	—	—	(2)
Net income	—	—	—	46	—	—	46
Unrealized investment gains (losses), net	—	—	—	—	472	—	472
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	1	—	—	—	1
Balance, June 30, 2019	$—	$—	$2,014	$30	$251	$(35)	$2,260

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2017	$—	$—	$2,037	$(149)	$75	$—	$1,963
Dividends
Preferred stock (paid in kind)	—	—	2	(7)	—	—	(5)
Net income (loss)	—	—	—	65	—	—	65
Unrealized investment gains (losses), net	—	—	—	—	(359)	—	(359)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	2	—	2
Cumulative effect of changes in accounting principles	—	—	—	(4)	4	—	—
Balance, March 31, 2018	$—	$—	$2,039	$(95)	$(278)	$—	$1,666
Dividends
Preferred stock (paid in kind)	—	—	7	(7)	—	—	—
Net income	—	—	—	40	—	—	40
Unrealized investment gains (losses), net	—	—	—	—	(325)	—	(325)
Stock-based compensation	—	—	1	—	—	—	1
Balance, June 30, 2018	$—	$—	$2,047	$(62)	$(603)	$—	$1,382

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$217	$105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	3	1
Amortization	10	23
Deferred income taxes	13	15
Interest credited/index credits to contractholder account balances	598	153
Net recognized losses (gains) on investments and derivatives	(375)	193
Charges assessed to contractholders for mortality and administration	(65)	(56)
Intangibles, net	(211)	(142)
Gain on extinguishment of debt	—	(2)
Changes in operating assets and liabilities:
Reinsurance recoverable	1	1
Future policy benefits reflected in net income (loss)	992	(41)
Funds withheld for reinsurers	(989)	(47)
Collateral (returned) posted	205	(133)
Other assets and other liabilities	(76)	17
Net cash provided by (used in) operating activities	323	87
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	1,817	4,870
Proceeds from derivatives instruments and other invested assets	145	282
Proceeds from mortgage loans	7	22
Cost of available-for-sale investments	(2,196)	(5,183)
Costs of derivatives instruments and other invested assets	(555)	(273)
Costs of mortgage loans	(101)	—
Capital expenditures	(1)	(7)
Contingent purchase price payment	—	(57)
Net cash provided by (used in) investing activities	(884)	(346)
Cash flows from financing activities:
Treasury stock	(31)	—
Debt issuance costs	—	(7)
Proceeds from issuance of new debt	—	547
Retirement and paydown on debt and revolving credit facility	—	(440)
Draw on revolving credit facility	—	30
Dividends paid	(4)	—
Contractholder account deposits	2,352	2,129
Contractholder account withdrawals	(1,555)	(1,504)
Net cash provided by (used in) financing activities	762	755
Change in cash & cash equivalents	201	496
Cash & cash equivalents, beginning of period	571	1,215
Cash & cash equivalents, end of period	$772	$1,711

Supplemental disclosures of cash flow information:
Interest paid	$15	$14
Income taxes (refunded) paid	$(1)	$20
Deferred sales inducements	$77	$60

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
F&G Reinsurance Ltd (“F&G Re”), an exempted company incorporated in Bermuda with limited liability, provides a platform for non-affiliated reinsurance business. Front Street Re Cayman Ltd (“FSRC”), an exempted company incorporated in the Cayman Islands with limited liability, has a license to carry on business as an Unrestricted Class “B” Insurer that permits FSRC to conduct offshore direct and reinsurance business. F&G Re and FSRC (together herein referred to as the “F&G Reinsurance Companies”), are indirect wholly owned subsidiaries of FGL Holdings and parties to reinsurance transactions.
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
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.
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
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our unaudited condensed consolidated financial statements. The Company has determined that we are not the primary beneficiary of any VIEs as of June 30, 2019. See "Note 4. Investments" to the Company’s unaudited condensed consolidated financial statements for additional information on the Company’s investments in unconsolidated VIEs.

Reclassifications and Retrospective Adjustments
The Company identified immaterial errors, as described below, during the period ended September 30, 2018. Management has reviewed the impact of these errors on prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (SAB 99) and determined none of these were material to the prior periods impacted.
Effective December 1, 2017, the Company measured the identifiable assets acquired and liabilities assumed from the Business Combination at acquisition-date fair value in accordance with ASC 805. This required significant model changes for the re-bifurcation of the host contract and embedded derivative components of the fixed income annuity ("FIA") liability. During the quarter ended September 30, 2018, the Company identified an immaterial error resulting from the model code used in the calculation of the FIA embedded derivative liability. In issuing the September 30, 2018 Form 10-Q, the Company recorded immaterial corrections to the Consolidated Statement of Operations for the three and six months ended June 30, 2018, by decreasing the benefits and other changes in policy reserves by $32 and $53, respectively, as well as increasing the amortization of intangibles $7 and $11, respectively, and income tax expense by $5 and $9, respectively.
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations.
Adoption of New Accounting Pronouncements
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued new guidance on the amortization of callable securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The ASU requires premiums paid on purchased debt securities with an explicit call option to be amortized to the earliest call date, as opposed to the maturity date (as under current GAAP). The updated guidance is applicable to instruments that are callable based on explicit, non-contingent call features that are callable at fixed prices on preset dates. The amendments in this update were to be applied using the modified retrospective method through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this new accounting guidance effective January 1, 2019, as required, and it had an immaterial impact on its unaudited condensed consolidated financial statements.
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

•
include modifications to align lessor accounting with the changes to lessee accounting, as well as changes to the requirements of recognizing a transaction as a sale and leaseback transaction, however, these changes will have no impact on the Company's current lease arrangements

The amendments were required to be applied at the beginning of the earliest period presented using a modified retrospective approach (including several optional practical expedients related to leases commenced before the effective date). The Company adopted this standard effective January 1, 2019, as required, and it had an immaterial impact on its unaudited condensed consolidated financial statements.

Future Accounting Pronouncements
Accounting pronouncements that will impact the Company in future periods have been disclosed in the Company’s 2018 Form 10-K. There have not been any additional accounting pronouncements issued during the quarter ended June 30, 2019 that are expected to impact the Company. The following two pronouncements were discussed in the Company's 2018 Form 10-K but have been included below so as to provide an update on the Company’s status of adoption.
New Credit Loss Standard
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Since its release, certain targeted improvements and transition relief amendments have been made to ASU 2016-13 and have been published in ASU 2018-19, ASU 2019-04 and ASU 2019-05. Collectively, these ASUs will change the accounting for impairment of most financial assets and certain other instruments in the following ways:

•
financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset

•
credit losses relating to AFS fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•
the income statement will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•
disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for AFS fixed maturity securities as well as an aging analysis for securities that are past due

The amendments in this ASU may be early adopted during any interim or annual period beginning after December 15, 2018, however the Company has elected not to. The Company continues to evaluate the impact of the new guidance on its consolidated financial statements. The Company has identified the material asset classes (i.e., available for sale securities, mortgage loans, reinsurance receivables, other miscellaneous receivables) impacted by the new guidance and is in the process of assessing the accounting, reporting and/or process changes that will be required to comply with the new guidance. The Company continues to progress in its project plan to adopt this standard and expects to finalize related accounting policies and procedures as well as select a vendor to assist in the estimation of credit losses for its commercial and residential mortgage loan portfolio in the coming quarter.
Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. Under this update:

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

-9

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
(3) Significant Risks and Uncertainties
Federal Regulation
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have had a material impact on the Company, its products, distribution, and business model. The rule had provided that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account (“IRA”) would be fiduciaries of that plan or IRA and would have expanded the definition of fiduciary under ERISA to apply to commissioned insurance agents who sell the Company’s IRA products. On June 21, 2018, the United States Court of Appeals for the Fifth Circuit formally vacated the DOL fiduciary rule when it issued its mandate following the court’s decision on March 15, 2018, in U.S. Chamber of Commerce v. U.S. Department of Labor, 885 F.3d 360 (5th Cir.2018). Since then, the SEC adopted Regulation Best Interest in June 2019 imposing ostensibly higher sales practice standards on securities brokers. This does not directly impact the Company or its distributors, but has given impetus for the National Association of Insurance Commissioners (NAIC) to consider its own best interest proposals. Management will continue to monitor for potential action by state officials or federal agencies to implement sales practice rules affecting insurance agents selling fixed insurance or annuity products.
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
Concentrations of Financial Instruments
As of June 30, 2019 and December 31, 2018, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the Banking industry with a fair value of $2,556 or 10% and $2,491 or 10%, respectively, of the invested assets portfolio and an amortized cost of $2,536 and $2,691, respectively. As of June 30, 2019, the Company’s holdings in this industry include investments in 108 different issuers with the top ten investments accounting for 35% of the total holdings in this industry. As of June 30, 2019 the Company had no investments in issuers that exceeded 10% of shareholders' equity. As of December 31, 2018, the Company had 16 investments in issuers that exceeded 10% of shareholders' equity, with a total fair value of $1,634 or 7% of the invested assets portfolio: JP Morgan Chase & Co, Metropolitan Transportation Authority (NY), AT&T Inc, HSBC Holdings, Wells Fargo & Company, General Motors Co, Nationwide Mutual Insurance Company, Goldman Sachs Group Inc, United Mexican States, Energy Transfer Partners, Prudential Financial Inc, Citigroup Inc, HP Enterprise Co, Viacom Inc, Kinder Morgan Energy Partners, and Fuel Trust. The Company's largest concentration in any single issuer as of June 30, 2019 and December 31, 2018 was AT&T with a total fair value of $150 or 1%, and JP Morgan Chase & Co, with a total fair value of $115 or 1% of the invested assets portfolio, respectively.

Concentrations of Financial and Capital Markets Risk
The Company is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which can have an adverse effect on the Company’s results of operations, financial condition and liquidity. The Company’s exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders surrender their contracts in a rising interest rate environment, requiring the Company to liquidate assets in an unrealized loss position. The Company attempts to mitigate the risk, including changes in interest rates by investing in less rate-sensitive investments, including senior tranches of collateralized loan obligations, non-agency residential mortgage-backed securities, and various types of asset backed securities. Management believes this risk is also mitigated to some extent by surrender charge protection provided by the Company’s products. The Company expects to continue to face these challenges and uncertainties that could adversely affect its results of operations and financial condition.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”) and Kubera Insurance (SAC) Ltd. ("Kubera") that could have a material impact on the Company’s financial position in the event that Wilton Re or Kubera fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of June 30, 2019. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of June 30, 2019, the net amount recoverable from Wilton Re was $1,531 and the net amount recoverable from Kubera was $857. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Wilton Re and Kubera are current on all amounts due as of June 30, 2019.
On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of FGL Insurance, was ordered into receivership for purposes rehabilitation. As of June 30, 2019, the net amount recoverable from SRUS was $46. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
On July 9, 2019, Pavonia Life Insurance Company of Michigan (Pavonia), a Michigan domiciled life, accident, and health insurance company, was placed into rehabilitation.  While the court order indicated that Pavonia had a stable financial condition and lack of non-insurance affiliated investments, the Director of the Michigan Department of Insurance and Financial Services has concerns about potential financial risks to Pavonia.  At June 30, 2019, the net amount recoverable from Pavonia was $85.  The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business

(4) Investments
The Company’s fixed maturity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), and deferred income taxes. The Company's equity securities investments are carried at fair value with unrealized gains and losses included in net income. The Company’s consolidated investments at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,519	$52	$(64)	$5,507	$5,507
Commercial mortgage-backed securities	2,744	133	(3)	2,874	2,874
Corporates	11,235	315	(128)	11,422	11,422
Hybrids	1,023	20	(12)	1,031	1,031
Municipals	1,251	51	(4)	1,298	1,298
Residential mortgage-backed securities	1,001	43	(3)	1,041	1,041
U.S. Government	41	—	—	41	41
Foreign Governments	140	8	—	148	148
Total available-for-sale securities	22,954	622	(214)	23,362	23,362
Equity securities	1,174	6	(36)	1,144	1,144
Derivative investments	324	117	(58)	383	383
Commercial mortgage loans	476	—	—	490	476
Residential mortgage loans	284	—	—	289	284
Other invested assets	1,032	—	(2)	1,020	1,030
Total investments	$26,244	$745	$(310)	$26,688	$26,679

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$4,954	$15	$(137)	$4,832	$4,832
Commercial mortgage-backed securities	2,568	9	(40)	2,537	2,537
Corporates	11,213	16	(848)	10,381	10,381
Hybrids	992	—	(91)	901	901
Municipals	1,216	3	(32)	1,187	1,187
Residential mortgage-backed securities	1,027	12	(8)	1,031	1,031
U.S. Government	120	—	(1)	119	119
Foreign Governments	129	—	(8)	121	121
Total available-for-sale securities	22,219	55	(1,165)	21,109	21,109
Equity securities	1,526	1	(145)	1,382	1,382
Derivative investments	330	2	(235)	97	97
Commercial mortgage loans	482	—	—	483	482
Residential mortgage loans	185	—	—	187	185
Other invested assets	662	—	—	651	662
Total investments	$25,404	$58	$(1,545)	$23,909	$23,917

Included in AOCI were cumulative gross unrealized gains of $0 and gross unrealized losses of $0 related to the non-credit portion of other-than-temporary-impairments ("OTTI") on non-agency residential mortgage backed securities ("RMBS") for both June 30, 2019 and December 31, 2018.
Securities held on deposit with various state regulatory authorities had a fair value of $16,595 and $19,930 at June 30, 2019 and December 31, 2018, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the legal reserve.
At June 30, 2019 and December 31, 2018, the Company held no material investments that were non-income producing for a period greater than twelve months.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $1,259 and $1,401 at June 30, 2019 and December 31, 2018, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	June 30, 2019
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$160	$160
Due after one year through five years	752	753
Due after five years through ten years	1,989	2,016
Due after ten years	10,789	11,011
Subtotal	13,690	13,940
Other securities which provide for periodic payments:
Asset-backed securities	5,519	5,507
Commercial mortgage-backed securities	2,744	2,874
Residential mortgage-backed securities	1,001	1,041
Subtotal	9,264	9,422
Total fixed maturity available-for-sale securities	$22,954	$23,362

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
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI, as discussed above, the Company determined the unrealized losses as of June 30, 2019 decreased due to lower interest rates during the quarter in conjunction with tighter credit spreads over Treasuries.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	June 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,293	$(45)	$809	$(19)	$3,102	$(64)
Commercial mortgage-backed securities	137	(2)	33	(1)	170	(3)
Corporates	203	(7)	2,714	(121)	2,917	(128)
Hybrids	104	(6)	193	(6)	297	(12)
Municipals	22	—	125	(4)	147	(4)
Residential mortgage-backed securities	41	(1)	136	(2)	177	(3)
U.S. Government	—	—	11	—	11	—
Foreign Government	—	—	17	—	17	—
Total available-for-sale securities	$2,800	$(61)	$4,038	$(153)	$6,838	$(214)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						356
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						533
Total number of available-for-sale securities in an unrealized loss position						889

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,924	$(116)	$643	$(21)	$3,567	$(137)
Commercial mortgage-backed securities	1,466	(34)	262	(6)	1,728	(40)
Corporates	8,016	(772)	1,465	(76)	9,481	(848)
Hybrids	858	(90)	7	(1)	865	(91)
Municipals	850	(27)	172	(5)	1,022	(32)
Residential mortgage-backed securities	139	(3)	190	(5)	329	(8)
U.S. Government	69	—	50	(1)	119	(1)
Foreign Government	47	(3)	68	(5)	115	(8)
Total available-for-sale securities	$14,369	$(1,045)	$2,857	$(120)	$17,226	$(1,165)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,551
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						556
Total number of available-for-sale securities in an unrealized loss position						2,107

At June 30, 2019 and December 31, 2018, securities in an unrealized loss position were primarily concentrated in corporate debt.
At June 30, 2019 and December 31, 2018, securities with a fair value of $41 and $132, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which were insignificant to the carrying value of all investments, respectively.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three and six months ended June 30, 2019 and 2018, for which a portion of the OTTI was recognized in AOCI:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$—	$—	$—	$—
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—
OTTI was not previously recognized	—	—	—	—
Ending balance	$—	$—	$—	$—

The following table breaks out the credit impairment loss type, the associated amortized cost and fair value of the investments at the balance sheet date and non-credit losses in relation to fixed maturity securities and other invested assets held by the Company for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Credit impairment losses in operations	$(3)	$—	$(5)	$(2)
Change-of-intent losses in operations	—	—	—	—
Amortized cost	5	—	6	—
Fair value	5	—	6	—
Non-credit losses in other comprehensive income for investments which experienced OTTI	—	—	—	—

Details of OTTI that were recognized in "Net income (loss)" and included in net realized gains on securities were as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Corporates	(3)	—	(5)	(2)
Total	$(3)	$—	$(5)	$(2)

Mortgage Loans
The Company's mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% of the Company’s total investments as of June 30, 2019 and December 31, 2018. The Company primarily invests in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	June 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	21	4%	21	4%
Industrial - General	37	8%	37	8%
Industrial - Warehouse	20	4%	20	4%
Multifamily	55	11%	56	12%
Office	145	31%	147	30%
Retail	198	42%	201	42%
Total commercial mortgage loans, gross of valuation allowance	$476	100%	$482	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$476		$482

U.S. Region:
East North Central	$97	20%	$98	20%
East South Central	19	4%	19	4%
Middle Atlantic	78	16%	79	17%
Mountain	64	14%	65	13%
New England	10	2%	10	2%
Pacific	114	24%	116	24%
South Atlantic	56	12%	57	12%
West North Central	13	3%	13	3%
West South Central	25	5%	25	5%
Total commercial mortgage loans, gross of valuation allowance	$476	100%	$482	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$476		$482

All of the Company's investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at June 30, 2019 and December 31, 2018, as measured at inception of the loans unless otherwise updated. As of June 30, 2019, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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
-17

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at June 30, 2019 and December 31, 2018:

	Debt-Service Coverage Ratios		Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25
June 30, 2019
LTV Ratios:
Less than 50%	$304	$6	$310	65%	$319	65%
50% to 60%	155	—	155	33%	160	33%
60% to 75%	11	—	11	2%	11	2%
Commercial mortgage loans	$470	$6	$476	100%	$490	100%

December 31, 2018
LTV Ratios:
Less than 50%	$296	$6	$302	63%	$302	63%
50% to 60%	169	—	169	35%	170	35%
60% to 75%	11	—	11	2%	11	2%
Commercial mortgage loans	$476	$6	$482	100%	$483	100%

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
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2019 and December 31, 2018, the Company had no CMLs that were delinquent in principal or interest payments.
Mortgage loan workouts, refinances or restructures that are classified as troubled debt restructurings ("TDRs") are individually evaluated and measured for impairment. As of June 30, 2019 and December 31, 2018, our CML portfolio had no impairments, modifications or TDRs.
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 1% of the Company’s total investments as of June 30, 2019 and December 31, 2018. The Company's residential mortgage loans are closed end, amortizing loans. 100% of the properties are located in the United States. The Company diversifies its RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables:

	June 30, 2019
US State:	Unpaid Principal Balance	% of Total
Florida	$39	14%
California	37	13%
Illinois	29	11%
All Other States (a)	172	62%
Total mortgage loans	$277	100%
(a) The individual concentration of each state is less than 9% as of June 30, 2019.

	December 31, 2018
US State:	Unpaid Principal Balance	% of Total
Florida	$25	14%
Illinois	24	13%
New Jersey	17	9%
All Other States (a)	114	64%
Total mortgage loans	$180	100%
(a) The individual concentration of each state is less than 9% as of December 31, 2018.

Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. The Company defines non-performing residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status which is assessed monthly. The credit quality of RMLs as at June 30, 2019 and December 31, 2018, respectively, was as follows:

	June 30, 2019		December 31, 2018
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$284	100%	$185	100%
Non-performing	—	—%	—	—%
Total residential mortgage loans, gross of valuation allowance	$284	100%	$185	100%
Allowance for loan loss	—	—%	—	—%
Total residential mortgage loans	$284	100%	$185	100%
Net Investment Income
The major sources of “Net investment income” on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Fixed maturity securities, available-for-sale	$267	$248	$532	$490
Equity securities	19	26	40	36
Mortgage loans	8	5	15	12
Invested cash and short-term investments	7	4	10	8
Funds withheld	17	7	25	14
Limited partnerships	21	6	29	9
Other investments	2	2	7	3
Gross investment income	341	298	658	571
Investment expense	(26)	(16)	(54)	(26)
Net investment income	$315	$282	$604	$545

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net realized gains (losses) on fixed maturity available-for-sale securities	$(5)	$(23)	$(8)	$(60)
Net realized/unrealized gains (losses) on equity securities	22	(23)	100	(29)
Realized gains (losses) on other invested assets	2	—	3	(3)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	(3)	(15)	(29)	(4)
Unrealized gains (losses) on certain derivative instruments	73	72	263	(63)
Change in fair value of reinsurance related embedded derivatives (a)	45	(13)	42	(34)
Change in fair value of other derivatives and embedded derivatives	1	—	4	—
Realized gains (losses) on derivatives and embedded derivatives	116	44	280	(101)
Net investment gains (losses)	$135	$(2)	$375	$(193)
(a) Change in fair value of reinsurance related embedded derivatives is due to F&G Re and FSRC unaffiliated third party business.

The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Proceeds	$462	$870	$936	$3,648
Gross gains	5	—	10	8
Gross losses	(5)	(22)	(15)	(65)
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
The Company previously executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund June 2020. The Company has funded $57 as of June 30, 2019.
The Company invests in various limited partnerships as a passive investor. These investments are in credit funds with a current income bias, real assets, or private equity. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of June 30, 2019, the Company's maximum exposure to loss was $875 in recorded carrying value and $1,066 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	June 30, 2019	December 31, 2018
Assets:
Derivative investments:
Call options	$383	$97
Futures contracts	—	—
Other invested assets:
Other derivatives and embedded derivatives	18	14
	$401	$111

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,934	$2,476
Other liabilities:
Preferred shares reimbursement feature embedded derivative	24	29
	$2,958	$2,505

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Net investment gains (losses):
Call options	$64	$55	$218	$(67)
Futures contracts	6	2	14	—
Foreign currency forward	—	—	2	—
Other derivatives and embedded derivatives	1	—	4	—
Reinsurance related embedded derivatives	45	(13)	42	(34)
Total net investment gains (losses)	$116	$44	$280	$(101)

Benefits and other changes in policy reserves:
FIA embedded derivatives	$214	$141	$458	$43

Acquisition and operating expenses, net of deferrals:
Preferred shares reimbursement feature embedded derivative	$3	$—	$5	$(1)
Additional Disclosures
Other Derivatives and Embedded Derivatives
The Company holds a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At June 30, 2019, the fair value of the fund-linked note and embedded derivative were $28 and $18, respectively. At December 31, 2018, the fair value of the fund-linked note and embedded derivative were $26 and $14, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".

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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		June 30, 2019
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$2,934	$74	$29	$45
Deutsche Bank	BBB/A3/BBB+	1,019	14	13	1
Morgan Stanley	*/A1/A+	1,508	22	23	(1)
Barclay's Bank	A+/A2/A	3,199	126	105	21
Canadian Imperial Bank of Commerce	*/Aa2/A+	1,931	61	40	21
Wells Fargo	A+/A2/A-	2,089	64	62	2
Goldman Sachs	A/A3/BBB+	1,350	22	21	1
Total		$14,030	$383	$293	$90

		December 31, 2018
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$3,952	$25	$—	$25
Deutsche Bank	A-/A3/BBB+	1,327	5	6	(1)
Morgan Stanley	*/A1/A+	1,648	9	6	3
Barclay's Bank	A+/A2/A	2,205	27	20	7
Canadian Imperial Bank of Commerce	*/Aa2/A+	1,716	11	8	3
Wells Fargo	A+/A2/A-	1,635	17	16	1
Goldman Sachs	A/A3/BBB+	647	3	3	—
Total		$13,130	$97	$59	$38
(a) An * represents credit ratings that were not available.

Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company's current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of June 30, 2019 and December 31, 2018, counterparties posted $293 and $59 of collateral, respectively, of which $264 and $59 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining $29 and $0 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, respectively. This collateral generally consists of U.S. treasury bonds and mortgage-backed securities. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $90 and $38 at June 30, 2019 and December 31, 2018, respectively.
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes.  The Company reinvests derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products which are included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets.
The Company held 834 and 664 futures contracts at June 30, 2019 and December 31, 2018, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $5 and $3 at June 30, 2019 and December 31, 2018, respectively.

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

	June 30, 2019
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$772	$—	$—	$772	$772
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,771	736	5,507	5,507
Commercial mortgage-backed securities	—	2,824	50	2,874	2,874
Corporates	—	10,103	1,319	11,422	11,422
Hybrids	296	725	10	1,031	1,031
Municipals	—	1,259	39	1,298	1,298
Residential mortgage-backed securities	—	453	588	1,041	1,041
U.S. Government	41	—	—	41	41
Foreign Governments	—	131	17	148	148
Equity securities	413	672	3	1,088	1,088
Derivative investments	—	383	—	383	383
Other invested assets	—	—	43	43	43
Funds withheld for reinsurance receivables, at fair value	574	1,330	—	1,904	1,904
Total financial assets at fair value	$2,096	$22,651	$2,805	$27,552	$27,552
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	2,934	2,934	2,934
Preferred shares reimbursement feature embedded derivative	—	—	24	24	24
Fair value of future policy benefits	—	—	1,787	1,787	1,787
Total financial liabilities at fair value	$—	$—	$4,745	$4,745	$4,745

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$571	$—	$—	$571	$571
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,388	444	4,832	4,832
Commercial mortgage-backed securities	—	2,470	67	2,537	2,537
Corporates	—	9,150	1,231	10,381	10,381
Hybrids	265	626	10	901	901
Municipals	—	1,150	37	1,187	1,187
Residential mortgage-backed securities	—	417	614	1,031	1,031
U.S. Government	114	5	—	119	119
Foreign Governments	—	105	16	121	121
Equity securities	454	874	4	1,332	1,332
Derivative investments	—	97	—	97	97
Other invested assets	—	—	39	39	39
Funds withheld for reinsurance receivables, at fair value	169	576	4	749	749
Total financial assets at fair value	$1,573	$19,858	$2,466	$23,897	$23,897
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,476	$2,476	$2,476
Preferred shares reimbursement feature embedded derivative	—	—	29	29	29
Fair value of future policy benefits	—	—	725	725	725
Total financial liabilities at fair value	$—	$—	$3,230	$3,230	$3,230

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

The Company did not adjust prices received from third parties as of June 30, 2019 or December 31, 2018. However, the Company does analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, non-performance spread and option costs. The mortality multiplier at June 30, 2019 and December 31, 2018 was applied to the Annuity 2000 mortality tables. Significant increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the Reimbursement Feature is determined using a Black Derman Toy model, incorporating the paid in kind dividend coupon, the Company's redemption option and the preferred shareholder's remarketing feature. The remarketing feature allows the shareholder to put the preferred shares to the Company for a value of par after five years and, if after a successful remarketing event the amount is less than 90% par, up to a maximum of 10% of liquidation price defined. Fair value of this derivative decreased $3 and $5 during the three and six months ended June 30, 2019, due to changes in the credit spread.
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
The significant unobservable inputs used in the fair value measurement of the FSRC and F&G Re future policy benefit liability are undiscounted cash flows, non-performance risk spread and risk margin to reflect uncertainty.  Undiscounted cash flows used in our June 30, 2019 discounted cash flow model equaled $2,265.

Increases or decreases in non-performance risk spread and risk margin to reflect uncertainty would result in a lower or higher fair value measurement, respectively.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2019 and December 31, 2018, are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	June 30, 2019			June 30, 2019
Assets
Asset-backed securities	$711	Broker-quoted	Offered quotes	89.87% - 106.58% (100.79%)
Asset-backed securities	25	Third-Party Valuation	Offered quotes	0.00% - 99.33% (34.08%)
Commercial mortgage-backed securities	24	Broker-quoted	Offered quotes	84.00% - 100.15% (87.98%)
Commercial mortgage-backed securities	26	Matrix Pricing	Quoted prices	126.19% - 126.19% (126.19%)
Corporates	1,181	Broker-quoted	Offered quotes	80.47% - 119.21% (102.29%)
Corporates	138	Matrix Pricing	Quoted prices	101.67% - 106.04% (103.41%)
Hybrids	10	Broker-quoted	Offered quotes	101.95% - 101.95% (101.95%)
Municipals	39	Broker-quoted	Offered quotes	118.57% - 118.57% (118.57%)
Residential mortgage-backed securities	588	Broker-quoted	Offered quotes	93.86% - 106.45% (106.07%)
Foreign governments	17	Broker-quoted	Offered quotes	103.01% - 106.03% (103.95%)
Equity securities (Salus preferred equity)	3	Income-Approach	Yield	4.42%
Other Invested Assets:
Available-for-sale embedded derivative (AnchorPath)	18	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit Linked Note	25	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$2,805
Liabilities
Future policy benefits	$1,787	Discounted cash flow	Market value of option	0.00% - 7.51% (1.48%)
			Mortality multiplier	80.00% - 100.00% (90.14%)
			Surrender rates	0.00% - 55.00% (20.93%)
			Partial withdrawals	0.00% - 4.00% (1.43%)
			Non-performance spread	0.00% - 0.10% (0.08%)
			Option cost	0.00% - 4.58% (0.98%)
			Risk margin to reflect uncertainty	0.26% - 0.62% (0.32%)
			Morbidity risk margin	0.00% - 2.00% (0.08%)
Derivatives:
FIA embedded derivatives included in contractholder funds	2,934	Discounted cash flow	Market value of option	0.00% - 31.74% (2.60%)
			SWAP rates	1.75% - 1.96% (1.85%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.84%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)

			Option cost	0.18% - 16.61% (2.16%)
Preferred shares reimbursement feature embedded derivative	24	Black Derman Toy model	Credit Spread	4.10%
			Yield Volatility	20.00%
Total financial liabilities at fair value	$4,745

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2018			December 31, 2018
Assets
Asset-backed securities	$405	Broker-quoted	Offered quotes	97.00% - 102.00% (99.77%)
Asset-backed securities	24	Matrix Pricing	Quoted prices	96.07% - 96.07% (96.07%)
Asset-backed securities	15	Third-Party Valuation	Offered quotes	0.00% - 99.29% (23.05%)
Commercial mortgage-backed securities	43	Broker-quoted	Offered quotes	77.12% - 100.08% (85.46%)
Commercial mortgage-backed securities	24	Matrix Pricing	Quoted prices	117.72% - 117.72% (117.72%)
Corporates	577	Broker-quoted	Offered quotes	74.63% - 104.62% (97.80%)
Corporates	654	Matrix Pricing	Quoted prices	91.74% - 113.25% (98.86%)
Hybrids	10	Matrix Pricing	Quoted prices	96.60% - 96.60% (96.60%)
Municipals	37	Broker-quoted	Offered quotes	111.23% - 111.23% (111.23%)
Residential mortgage-backed securities	614	Broker-quoted	Offered quotes	89.80% - 100.99% (100.73%)
Foreign governments	16	Broker-quoted	Offered quotes	98.38% - 99.01% (98.58%)
Equity securities (Salus preferred equity)	4	Income-Approach	Yield	7.15%
Other Invested Assets:
Available-for-sale embedded derivative (AnchorPath)	14	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit Linked Note	25	Broker-quoted	Offered quotes	100.00%
Funds withheld for reinsurance receivables, at fair value	4	Matrix pricing	Calculated prices	100.00%
Total financial assets at fair value	$2,466
Liabilities
Future policy benefits	$725	Discounted cash flow	Non-Performance risk spread	0.00% - 0.22% (0.18%)
			Risk margin to reflect uncertainty	0.35% - 0.71% (0.68%)
Derivatives:
FIA embedded derivatives included in contractholder funds	2,476	Discounted cash flow	Market value of option	0.00% - 31.06% (0.94%)
			SWAP rates	2.57% - 2.71% (2.63%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.90%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.11% - 16.61% (2.18%)
Preferred shares reimbursement feature embedded derivative	29	Black Derman Toy model	Credit Spread	5.14%
			Yield Volatility	20.00%
Total financial liabilities at fair value	$3,230

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the unaudited Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2019 and 2018, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2019
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$508	$—	$8	$262	$—	$(12)	$(30)	$736
Commercial mortgage-backed securities	68	—	2	1	—	(8)	(13)	50
Corporates	1,209	—	26	114	(4)	(25)	(1)	1,319
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	1	—	—	—	—	39
Residential mortgage-backed securities	619	—	14	6	—	(22)	(29)	588
Foreign Governments	16	—	1	—	—	—	—	17
Equity securities	20	—	(2)	—	—	—	(15)	3
Other invested assets:
Available-for-sale embedded derivative	16	2	—	—	—	—	—	18
Credit linked note	25	—	—	—	—	—	—	25
Funds withheld for reinsurance receivables, at fair value	7	—	—	—	(1)	—	(6)	—
Total assets at Level 3 fair value	$2,536	$2	$50	$383	$(5)	$(67)	$(94)	$2,805
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,720	$214	$—	$—	$—	$—	$—	$2,934
Future policy benefits	797	63	5	—	—	922	—	1,787
Preferred shares reimbursement feature embedded derivative	27	(3)	—	—	—	—	—	24
Total liabilities at Level 3 fair value	$3,544	$274	$5	$—	$—	$922	$—	$4,745
(a) The net transfers out of Level 3 during the three months ended June 30, 2019 were exclusively to Level 2.

	Three months ended June 30, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$301	$—	$—	$152	$—	$(1)	$(122)	$330
Commercial mortgage-backed securities	42	—	(1)	12	—	—	7	60
Corporates	1,216	—	(8)	99	—	(69)	(48)	1,190
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	—	—	—	—	—	37
Residential mortgage-backed securities	65	—	2	179	—	(4)	—	242
Foreign Governments	16	—	—	—	—	—	—	16
Equity securities	4	—	(1)	—	—	—	—	3
Other invested assets:
Foreign exchange embedded derivative
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Affiliated Bank Loans	—	—	—	50	—	—	—	50
Funds withheld for reinsurance receivables, at fair value	6	—	—	—	—	—	—	6
Total assets at Level 3 fair value	$1,714	$—	$(8)	$492	$—	$(74)	$(163)	$1,961
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,179	$141	$—	$—	$—	$—	$—	$2,320
Future policy benefits	712	1	—	—	—	24	—	737
Preferred shares reimbursements feature embedded derivative	24	—	—	—	—	—	—	24
Total liabilities at Level 3 fair value	$2,915	$142	$—	$—	$—	$24	$—	$3,081
(a) The net transfers out of Level 3 during the three months ended June 30, 2018 were exclusively to Level 2.
-33

	Six months ended June 30, 2019
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$444	$—	$13	$376	$—	$(43)	$(54)	$736
Commercial mortgage-backed securities	67	—	4	1	—	(9)	(13)	50
Corporates	1,231	(1)	50	114	(25)	(60)	10	1,319
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	2	—	—	—	—	39
Residential mortgage-backed securities	614	—	30	13	—	(40)	(29)	588
Foreign Governments	16	—	1	—	—	—	—	17
Equity securities	4	—	(1)	—	—	—	—	3
Other invested assets:
Available-for-sale embedded derivative	14	4	—	—	—	—	—	18
Credit linked note	25	—	—	—	—	—	—	25
Funds withheld for reinsurance receivables, at fair value	4	—	—	5	(1)	—	(8)	—
Total assets at Level 3 fair value	$2,466	$3	$99	$509	$(26)	$(152)	$(94)	$2,805
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,476	$458	$—	$—	$—	$—	$—	$2,934
Future policy benefits	725	89	8	—	—	965	—	1,787
Preferred shares reimbursement feature embedded derivative	29	(5)	—	—	—	—	—	24
Total liabilities at Level 3 fair value	$3,230	$542	$8	$—	$—	$965	$—	$4,745
(a) The net transfers out of Level 3 during the six months ended June 30, 2019 were exclusively to Level 2.

	Six months ended June 30, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$412	$—	$(2)	$180	$—	$(7)	$(253)	$330
Commercial mortgage-backed securities	49	—	(2)	12	—	(6)	7	60
Corporates	1,169	—	(28)	199	—	(102)	(48)	1,190
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	(1)	—	—	—	—	37
Residential mortgage-backed securities	66	—	2	179	—	(5)	—	242
Foreign Governments	17	(1)	—	—	—	—	—	16
Equity securities	3	1	(1)	—	—	—	—	3
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Affiliated bank loans	—	—	—	50	—	—	—	50
Funds withheld for reinsurance receivables, at fair value	4	—	—	2	—	—	—	6
Total assets at Level 3 fair value	$1,785	$—	$(32)	$622	$—	$(120)	$(294)	$1,961
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,277	$43	$—	$—	$—	$—	$—	$2,320
Future policy benefits	728	(17)	(2)	—	—	28	—	737
Preferred shares reimbursement feature embedded derivative	23	1	—	—	—	—	—	24
Total liabilities at Level 3 fair value	$3,028	$27	$(2)	$—	$—	$28	$—	$3,081
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
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At June 30, 2019 and December 31, 2018, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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

	June 30, 2019
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$59	$—	$59	$59
Commercial mortgage loans	—	—	490	490	476
Residential mortgage loans	—	—	289	289	284
Policy loans, included in other invested assets	—	—	15	15	25
Affiliated other invested assets	—	—	28	28	28
Funds withheld for reinsurance receivables, at fair value	—	—	18	18	18
Total	$—	$59	$840	$899	$890

Liabilities
Investment contracts, included in contractholder funds	—	—	18,864	18,864	21,894
Debt	—	547	—	547	542
Total	$—	$547	$18,864	$19,411	$22,436

	December 31, 2018
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$52	$—	$52	$52
Commercial mortgage loans	—	—	483	483	482
Residential mortgage loans	—	—	187	187	185
Policy loans, included in other invested assets	—	—	11	11	22
Affiliated other invested assets	—	—	39	39	39
Funds withheld for reinsurance receivables, at fair value	—	—	8	8	8
Total	$—	$52	$728	$780	$788

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$18,358	$18,358	$20,911
Debt	—	520	—	520	541
Total	$—	$520	$18,358	$18,878	$21,452

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments are measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies and Practices” to the Company's 2018 Form 10-K.

	Carrying Value After Measurement
	June 30, 2019	December 31, 2018
Equity securities	$56	$50
Limited partnership investment, included in other invested assets	875	510

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
The Company’s assessment resulted in gross transfers into and gross transfers out of certain fair value levels by asset class for the three and six months ended June 30, 2019 and 2018, are as follows:

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Three months ended June 30, 2019
Asset-backed securities	$—	$—	$82	$52	$52	$82
Commercial mortgage-backed securities	—	—	14	1	1	14
Corporates	—	—	1	—	—	1
Hybrids	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	29	—	—	29
Equity securities	2	—	15	2	—	15
Funds withheld for reinsurance receivables	—	—	6	—	—	6
Total transfers	$2	$—	$147	$55	$53	$147

Three months ended June 30, 2018
Asset-backed securities	$—	$—	$122	$—	$—	$122
Commercial mortgage-backed securities	—	—	1	8	8	1
Corporates	—	—	51	3	3	51
Hybrids	5	—	—	5	—	—
Equity securities	25	—	—	25	—	—
Total transfers	$30	$—	$174	$41	$11	$174

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Six months ended June 30, 2019
Asset-backed securities	$—	$—	$106	$52	$52	$106
Commercial mortgage-backed securities	—	—	14	1	1	14
Corporates	—	—	1	11	11	1
Hybrids	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	29	—	—	29
Equity securities	7	18	18	7	16	16
Funds withheld for reinsurance receivables	—	—	8	—	—	8
Total transfers	$7	$18	$176	$71	$80	$174

Six months ended June 30, 2018
Asset-backed securities	$—	$—	$253	$—	$—	$253
Commercial mortgage-backed securities	—	—	1	8	8	1
Corporates	—	—	51	3	3	51
Hybrids	20	—	—	20	—	—
Equity securities	25	—	—	25	—	—
Total transfers	$45	$—	$305	$56	$11	$305

(7) Intangibles
A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows:

	VOBA	DAC	DSI	Total
Balance at December 31, 2018	$866	$344	$149	$1,359
Deferrals	—	194	77	271
Amortization	(51)	(3)	(3)	(57)
Interest	9	5	2	16
Unlocking	1	(1)	(1)	(1)
Adjustment for net unrealized investment (gains) losses	(121)	(30)	(16)	(167)
Balance at June 30, 2019	$704	$509	$208	$1,421

	VOBA	DAC	DSI	Total
Balance at December 31, 2017	$821	$22	$10	$853
Deferrals	—	134	60	194
Amortization	(51)	(2)	(3)	(56)
Interest	10	1	—	11
Unlocking	1	—	—	1
Adjustment for net unrealized investment (gains) losses	61	3	3	67
Balance at June 30, 2018	$842	$158	$70	$1,070
Amortization of VOBA, DAC, and DSI is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0.05% to 4.01%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Operations. As of June 30, 2019 and 2018, the VOBA balances included cumulative adjustments for net unrealized investment (gains) losses of $(46) and $43, respectively, the DAC balances included cumulative adjustments for net unrealized investment (gains) losses of $(26) and $2, respectively, and the DSI balance included net unrealized investment (gains) losses of $(13) and $3, respectively.
Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year
2019	35
2020	78
2021	89
2022	84
2023	75
Thereafter	389

The Company had an unearned revenue liability balance of $(34) as of June 30, 2019, including deferrals of $(19), amortization of $2, interest of $(1), and adjustment for net unrealized investment gains (losses) of $25. The Company had an unearned revenue liability balance of $(22) as of June 30, 2018, including deferrals of $(19), amortization of $11, and adjustment for net unrealized investment gains (losses) of $(14).

Definite and Indefinite Lived Intangible Assets
Amortizable intangible assets as of June 30, 2019 consist of the following:

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Trade marks / trade names	$16	$3	$13	10
State insurance licenses	6	N/A	6	Indefinite
Total			$19

(8) Debt
The carrying amount of the Company's outstanding debt as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Debt	$542	$541
As of June 30, 2019 and December 31, 2018, the Company had not drawn on the revolver, which would have carried interest rates equal to 5.15% and 5.27%, respectively, had we drawn on the revolver. As of June 30, 2019 and December 31, 2018, the amount available to be drawn on the revolver was $250.
The interest expense and amortization of debt issuance costs for the three and six months ended June 30, 2019 and 2018, respectively, were as follows:

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	7	1	8	—	15	1	13	—
Revolving credit facility	—	—	1	—	—	—	2	—
Gain on extinguishment of debt	—	—	(2)	—	—	—	(2)	—

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
During the three and six months ended June 30, 2019, the Company repurchased 148 thousand shares for a total cost of $1, and 3,876 thousand shares for a total cost of $31, respectively. As of June 30, 2019, the Company had repurchased a total of 4,476 thousand shares for a total cost of $35.
Dividends
The Company declared the following cash dividend to its common shareholders during the three and six months ended June 30, 2019.

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
February 27, 2019	April 1, 2019	March 18, 2019	221,661	$0.01	$2
May 7, 2019	June 10, 2019	May 28, 2019	221,661	$0.01	$2
On August 7, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.01 per share. The dividend will be paid on September 9, 2019 to shareholders of record as of the close of business on August 26, 2019.
The Company did not declare a cash dividend to its common shareholders during the three or six months ended June 30, 2018.
The Company declared the following dividends to its preferred shareholders during the three and six months ended June 30, 2019:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shares outstanding at date of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2019	April 1, 2019	March 15, 2019	298	Paid in kind	$—	6
Series B Preferred Shares	March 29, 2019	April 1, 2019	March 15, 2019	108	Paid in kind	$—	2
Series A Preferred Shares	June 28, 2019	July 1, 2019	June 15, 2019	304	Paid in kind	$—	6
Series B Preferred Shares	June 28, 2019	July 1, 2019	June 15, 2019	110	Paid in kind	$—	2

The Company declared the following dividends to its preferred shareholders during the three and six months ended June 30, 2018:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shares outstanding at date of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	277	Paid in kind	$—	5
Series B Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	101	Paid in kind	$—	1
Series A Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	282	Paid in kind	$—	5
Series B Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	102	Paid in kind	$—	2

(10) Stock Compensation
On August 8, 2017, the Company adopted a stock-based incentive plan (the “FGL Incentive Plan”) that permits the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing. The Company’s Compensation Committee is authorized to grant up to 15,006 thousand equity awards under the Incentive Plan. At June 30, 2019, 6,878 thousand equity awards are available for future issuance.
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
On May 20, 2019 FGL granted 850 thousand stock options to certain officers of the Company. The following table summarizes the vesting conditions for these options:

Vesting mechanism	Vest Dates	Number of options subject to these vesting conditions
Service	Each March 15 from 2020 through 2023; subject to continued service	242
Service and return on equity performance	March 15 2021, 2022 and 2023 subject to continued service and targeted return on equity	304
Service and stock price performance	Each March 15 from 2020 through 2023; subject to continued service and target stock price goals being achieved	304
The total fair value of the options granted on May 20, 2019 was $1. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period.
At June 30, 2019, the intrinsic value of stock options outstanding or expected to vest was $2. At June 30, 2019, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 6 years, 6 years and 6 years, respectively. At June 30, 2019 there were 493 thousand options that were exercisable.

A summary of the Company’s outstanding stock options as of June 30, 2019, and related activity during the six months ended June 30, 2019, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2018	13,007	$9.68
Granted	2,549	10.00
Exercised	—	—
Forfeited or expired	(3,462)	(10.00)
Stock options outstanding at June 30, 2019	12,094	9.65
Exercisable at June 30, 2019	493	10.00
Vested or projected to vest at June 30, 2019	12,094	9.65
To value the options granted with service and return on equity performance vesting conditions, we used a Black Scholes valuation model. To value the options granted with stock price market performance vesting conditions, we used a Monte Carlo simulation. The following inputs and assumptions were used in the determination of the grant date fair values of the February 26, 2019 grants for each.

	Black-Scholes Model		Monte Carlo Model
	Serviced based	ROE Performance based	Stock Price Performance based	Source of input/ assumption
Weighted average fair value per options granted	$1.68	$1.74	$1.26	N/A
Risk-free interest rate	2.48%	2.50%	2.54%	US Treasury Curve
Assumed dividend yield	0.49%	0.49%	0.49%	Internal projection
Expected option term	5.75 years	6.0 years	N/A	Internal model
Contractual term	N/A	N/A	7.0 years	N/A
Volatility	26.00%	26.00%	26.00%	Predecessor and peer group experience
Early exercise multiple	N/A	N/A	2.8	Hull White model
Cost of equity	N/A	N/A	10.50%	Capital asset pricing model - 20 year risk free rate
The following inputs and assumptions were used in the determination of the grant date fair values of the May 20, 2019 grants for each.

	Black-Scholes Model		Monte Carlo Model
	Serviced based	ROE Performance based	Stock Price Performance based	Source of input/ assumption
Weighted average fair value per options granted	$1.86	$1.92	$1.09	N/A
Risk-free interest rate	2.22%	2.23%	2.3%	US Treasury Curve
Assumed dividend yield	0.46%	0.46%	0.46%	Internal projection
Expected option term	5.25 years	5.5 years	N/A	Internal model
Contractual term	N/A	N/A	7.0 years	N/A
Volatility	26.00%	26.00%	26.00%	Predecessor and peer group experience
Early exercise multiple	N/A	N/A	2.8	Hull White model
Cost of equity	N/A	N/A	10.50%	Capital asset pricing model - 20 year risk free rate
The Company granted 147 thousand restricted shares to directors in the six months ended June 30, 2019. These shares will vest on December 31, 2019. The total fair value of the restricted shares granted in the six months ended June 30, 2019 was $1.
A summary of the Company’s nonvested restricted shares outstanding as of June 30, 2019, and related activity during the six months ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2018	—	$—
Granted	147	6.82
Vested	—	—
Forfeited or expired	—	—
Vested or expected to vest at June, 2019	147	6.82
Management Incentive Plan
In the six months ended June 30, 2019, the Company granted 424 thousand phantom units to members of management under a management incentive plan (the "Management Incentive Plan"). The total fair value of the restricted shares granted in the six months ended June 30, 2019 was $4.
One half of the phantom units vest in three equal installments on each March 15th from 2020 to 2022, subject to awardees continued service with the Company. The other half will begin vesting on March 15, 2021 and cliff vest on March 15, 2022 based on continued service and attainment of a performance metric: adjusted operating income return on equity.
At June 30, 2019, the liability for phantom units of $1 was based on the number of units granted, the elapsed portion of the service period and the fair value of the Company’s common stock on that date which was $8.40.
A summary of the Management Incentive Plan nonvested phantom units outstanding as of June 30, 2019, and related activity during the six months ended, is as follows (share amount in thousands):

Phantom units	Shares	Weighted Average Grant Date Fair Value
Phantom units outstanding at December 31, 2018	356	$8.95
Granted	424	8.64
Vested	(59)	10.00
Forfeited or expired	(82)	8.96
Phantom units outstanding at June 30, 2019	639	9.17
The Company recognized total stock compensation expense related to the FGL Incentive Plan and Management Incentive Plan is as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
FGL Incentive Plan
Stock options	$1	$2
Restricted shares	—	—
	1	2
Management Incentive Plan
Phantom units	1	1
	1	1
Total stock compensation expense	2	3
Related tax benefit	—	1
Net stock compensation expense	$2	$2
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.

Total compensation expense related to the FGL Incentive Plan and Management Incentive Plan not yet recognized as of June 30, 2019 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Incentive Plan
Stock options	$16	3
Restricted shares	1	1
	17
Management Incentive Plan
Phantom units	3	2
	3
Total unrecognized stock compensation expense	$20	3

(11) Income Taxes

The Company is a Cayman-domiciled corporation that has operations in Bermuda and the U.S. Neither the Cayman Islands nor Bermuda impose a corporate income tax. The Company’s U.S. non-life subsidiaries file a consolidated non-life U.S. Federal income tax return. The Company’s U.S. life insurance subsidiaries file a separate life consolidated U.S. Federal income tax return. The life insurance companies will be eligible to join in a consolidated filing with the U.S. non-life companies in 2022.
The provision for income taxes represents federal income taxes. The effective tax rate for the three and six months ended June 30, 2019 was 22% and 9%, respectively. The effective tax rate for the three and six months ended June 30, 2018 was 25% and 33%, respectively. The effective tax rate on pre-tax income for the six months ended June 30, 2019 differs from the U.S Federal statutory rate for 2019 of 21% primarily due to three factors. First, in 2018, a partial valuation allowance was established against the U.S. Life companies' unrealized loss deferred tax assets because there were not sufficient sources of income to recover those assets. During the first quarter of 2019, the unrealized loss position recovered enough that the valuation allowance was no longer needed and it was released. Secondly, the Company had substantial income in jurisdictions that do not impose an income tax. Thirdly, FSRC had significant income for the period which resulted in a valuation allowance release related to the current period income as FSRC had a full valuation allowance on its deferred tax assets. The effective tax rate on pre-tax income for the three months ended June 30, 2019 differs from the U.S. Federal statutory rate for 2019 of 21% primarily due to losses with no corresponding tax benefit because they were incurred in jurisdictions that do not impose an income tax or withholding tax, partially offset by a change in the valuation allowance. The effective tax rate on pre-tax income for the six months ended June 30, 2018 differed from the U.S. Federal statutory rate for 2018 of 21% primarily due to the impact of an intended tax election. During the first quarter of 2018, there was uncertainty surrounding the impact of the Base-Erosion and Anti-Abuse Tax ("BEAT") that was enacted as part of the Tax Cut and Jobs Act and how it would impact the reinsurance agreement between F&G Life Re and FGL Insurance. As a result of the uncertainty, F&G Life Re intended to make an election under IRC Code Section 953(d) for the 2018 tax year to be treated as if it were a U.S. taxpayer for the year.  As such, an opening balance sheet deferred tax liability was set up resulting in a discrete expense being recorded in the first quarter of 2018 that increased the first quarter effective rate. Based on clarifying guidance, the Company ultimately decided not to make that election in the fourth quarter of 2018. The effective tax rate on pre-tax income for the three months ended June 30, 2018 differed from the U.S. Federal statutory rate for 2018 of 21% primarily due to the negative impact of losses in zero tax jurisdictions and a valuation allowance placed against a portion of the income tax benefit associated with unrealized losses recorded in the income statement.
As of June 30, 2019, the Company had a partial valuation allowance of $30 against its gross deferred tax assets of $180. The valuation allowance is an offset to the non-life companies deferred tax assets and FSRC deferred tax assets. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income that would allow for recognition of any of their deferred tax assets. FSRC is in a cumulative loss position and does not have a sufficient track record of earnings to recognize any portion of its deferred tax assets.
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
(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of June 30, 2019 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

June 30, 2019
Asset Type
Other invested assets	$1,066
Equity securities	18
Fixed maturity securities, available-for-sale	21
Other assets	3
Total	$1,108
As of June 30, 2019, the Company had unfunded commitments in affiliated investments which are included in the table above. See "Note 14. Related Party Transactions" for further information.
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
The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2019, the Company has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
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
On August 17, 2018, the Court in the BIP Litigation denied all pending Motions to Dismiss filed by all parties without prejudice, pending a decision as to whether the BIP Litigation will be consolidated into related litigation, captioned Fidelity & Guaranty Life Insurance Company v. Network Partners, et al., Case No. 17-cv-1508. On August 31, 2018, FGL Insurance filed its Answer to BIP’s Amended Complaint. Also on that date, FGL Insurance filed its Answer to Amended Complaint, Affirmative Defenses, and Counterclaim, Filed Pursuant to Fed. R. Civ. P. 12(a)(4)(A). As of June 30, 2019, BIP has not filed any paper or pleading in response to the Court’s August 17, 2018 Order or to FGL Insurance’s filing.
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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	51	359	58	276	108	731	118	317
Assumed	—	(39)	—	(5)	—	(19)	—	(26)
Ceded	(43)	(52)	(43)	(54)	(84)	(105)	(85)	(113)
Net	8	268	15	217	24	607	33	178

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the six months ended June 30, 2019 and 2018. The Company did not commute any ceded reinsurance treaties during the six months ended June 30, 2019 or 2018.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer, to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective July 1, 2017, FGL Insurance extended this agreement to include new business issued during 2017. Effective January 1, 2018 FGL Insurance extended this agreement to include new business issued during 2018, and extended the recapture period from 8 to 12 years. Effective January 1, 2019, FGL Insurance extended this agreement to include new business issued during 2019. FGL Insurance incurred risk charge fees of $4 and $4 during the three and six months ended June 30, 2019, in relation to this reinsurance agreement.
Effective December 31, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $758 of certain MYGA and deferred annuity GAAP reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a 40%, 45%, and 63% quota share percentage of these annuity plans for issue years 2013, 2001 through 2012, and 2000 and prior, respectively. Effective June 30, 2019, FGL Insurance and Kubera executed a letter of intent to amend this agreement and cede an additional $185 of certain MYGA GAAP reserve on a coinsurance funds withheld basis. The amended reinsurance agreement was executed on July 31, 2019.
Effective December 31, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $4 billion of certain FIA statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes an 80% and 90% quota share percentage of these annuity plans for issue years 2013 through 2014, and 2007 and prior, respectively. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective June 30, 2019, FGL Insurance and Kubera executed a letter of intent to amend this agreement and cede an additional $1 billion of certain FIA statutory reserve on a coinsurance funds withheld basis. The amended reinsurance agreement was executed on July 31, 2019. The effects of the amendment are also not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP.

F&G Reinsurance Companies
FSRC has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company from the coinsurance premium owed to FSRC as collateral for FSRC's payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. FSRC manages the assets supporting the reserves assumed in accordance with the internal investment policy of the ceding companies and applicable law. At June 30, 2019, FSRC had $307 of funds withheld receivables and $278 of insurance reserves related to these reinsurance treaties.
F&G Re has entered into multiple reinsurance agreements on a funds withheld basis with unaffiliated parties. Effective April 1, 2019, F&G Re entered into a reinsurance agreement with an unaffiliated company to reinsure an inforce block of fixed deferred annuity contracts on a 100% coinsurance funds withheld basis. In accordance with the terms of this agreement, F&G Re established a fair value of funds withheld asset and future policy benefits liability of $983 and $896, respectively. At June 30, 2019, F&G Re had $1,615 of funds withheld receivables and $1,509 of insurance reserves related to these reinsurance treaties.
See a description of FSRC’s and F&G Re's accounting policy for its assumed reinsurance contracts in "Note 2. Significant Accounting Policies and Practices" within the Company's 2018 Form 10-K.
(14) Related Party Transactions
Affiliated Investments
The Company, and certain subsidiaries of the Company, entered into investment management agreements with Blackstone ISG-I Advisors LLC ("BISGA"), a wholly-owned subsidiary of The Blackstone Group LP ("Blackstone") on December 1, 2017. Pursuant to the terms of the investment management agreements, BISGA may delegate certain of its investment management services to sub-managers and any fees or other remuneration payable to such sub-managers is payable by the Company out of the assets managed by such sub-managers. BISGA has delegated certain investment management services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors II”), pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors. As of June 30, 2019 and December 31, 2018, the Company has a net liability of $24 and $20, respectively, for the services consumed under the investment management agreements and related sub-management agreements, partially offset by fees received and expense reimbursements from BISGA.
During the three and six months ended June 30, 2019, the Company received expense reimbursements from BISGA for the services consumed under these agreements. Fees received for these types of services are $3 and $5 for the three and six months ended June 30, 2019.
The Company holds certain fixed income security interests, limited partnerships and bank loans issued by portfolio companies that are affiliates of Blackstone Tactical Opportunities, an affiliate of Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd (the “Blackstone Fixed Income Securities”) both on a direct and indirect basis.  Indirect investments include an investment made in an affiliates’ asset backed fund while direct investments are an investment in affiliates' equity or debt securities.  As of June 30, 2019 and December 31, 2018, the Company held $1,937 and $1,461 in affiliated investments, respectively, which includes foreign exchange unrealized loss of $(2) and $(2), respectively. As of June 30, 2019 and December 31, 2018, the Company had unfunded commitments relating to affiliated investments of $906 and $990, respectively.
The Company purchased $101 and $185 of residential loans from Finance of America Holdings LLC, a Blackstone affiliate, during the six months ended June 30, 2019 and on December 17, 2018, respectively.
On December 1, 2017, the Company executed an agreement with Blackstone Tactical Opportunities Advisors LLC ("BTO Advisors") and Fidelity National Financial, Inc. ("FNF"), to provide the Company transactional and operational services and advice through December 31, 2018. The agreement was amended on November 2, 2018 to provide services through June 30, 2019. As of June 30, 2019, no such services have been provided.
The Company paid-in-kind dividends on preferred shares held by GSO Capital Partners, an indirect wholly owned subsidiary of The Blackstone Group LP, of 6 thousand shares and 12 thousand shares for the three and six months ended June 30, 2019, respectively.
The Company had no gross realized gains or realized impairment losses on related party investments during the three and six months ended June 30, 2019 and 2018.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss)	$46	$40	$217	$105
Less Preferred stock dividend	8	7	16	14
Net income (loss) available to common shares	38	33	201	91

Weighted-average common shares outstanding - basic	217,185	214,370	218,483	214,370
Dilutive effect of unvested restricted stock	71	9	54	6
Dilutive effect of stock options	6	—	—	—
Weighted-average shares outstanding - diluted	217,262	214,379	218,537	214,376

Net income (loss) per common share:
Basic	$0.17	$0.15	$0.92	$0.42
Diluted	$0.17	$0.15	$0.92	$0.42
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL Holdings shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three and six months ended June 30, 2019 excludes the incremental effect of 6 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 414 thousand preferred stock shares outstanding as of June 30, 2019 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met. The calculation of diluted earnings per share for the three and six months ended June 30, 2019 excludes the incremental effect related to certain outstanding stock options due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 1,674 thousand and 1,612 thousand shares for the three and six months ended June 30, 2019.
The calculation of diluted earnings per share for the three and six months ended June 30, 2018 excludes the potential dilutive effective of the 71 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 384 thousand preferred stock shares outstanding as of June 30, 2018 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met. The calculation of diluted earnings per share for the three and six months ended June 30, 2018 excludes the incremental effect related to certain outstanding stock options due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 680 thousand and 292 thousand shares for the three and six months ended June 30, 2018, respectively.

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

Effective April 1, 2019, Raven Re and FGL Insurance executed the third amended and restated Reinsurance Agreement (the "CARVM treaty"). The amendment allowed Raven Re to declare and pay a one-time dividend of up to $30 to FGL Insurance provided that the dividend was paid on or before June 30, 2020 and subject to other provisions outlined in the amendment. The Vermont Department of Financial Regulation approved the amendment on April 15, 2019. Pursuant to the provisions of the amended CARVM treaty, Raven Re paid a $20 dividend to FGL Insurance in June 2019.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $77 decrease and $30 increase to statutory capital and surplus at June 30, 2019 and December 31, 2018, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $100 and $110 at June 30, 2019 and December 31, 2018, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $2 and $0 at June 30, 2019 and December 31, 2018, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus (deficit) would be $(22) and $(16) as of June 30, 2019 and December 31, 2018, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at June 30, 2019 and December 31, 2018 was $81 and $94, respectively.
As of June 30, 2019, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
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
Introduction
Management's discussion and analysis reviews our condensed consolidated financial position at June 30, 2019 (unaudited) and December 31, 2018, and the unaudited consolidated results of operations for the three and six months ended June 30, 2019 and 2018 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of FGL Holdings (“FGL Holdings,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”), which was included with our audited consolidated financial statements for the year ended December 31, 2018 included within the Company’s 2018 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2018 Form 10-K, which can be found at the SEC website, www.sec.gov.
Basis of Presentation
Our unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report are presented: (i) as of June 30, 2019 and December 31, 2018; and (ii) for the three and six months ended June 30, 2019 and 2018. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the three and six months ended June 30, 2019 results compared to the three and six months ended June 30, 2018 results. We believe this discussion provides helpful information with respect to performance of our business during those respective periods.

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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2019, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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

Industry Factors and Trends Affecting Our Results of Operations
Demographics and macroeconomic factors are increasing the demand for our FIA and IUL products. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 15% in 2015 to 20% in 2030.
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
Annuity and Life Sales
We regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Annuity and IUL sales are recorded as deposit liabilities (i.e. contractholder funds) within the Company's unaudited condensed consolidated financial statements in accordance with GAAP. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition. Sales of annuities and IULs for the quarters ended March 31 and June 30 were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	2019	2018	2019	2018
First Quarter	$1,053	$778	$8	$6
Second Quarter	1,122	769	10	7
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
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six months ended June 30, 2019, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2018 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our unaudited condensed consolidated financial statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following table sets forth the consolidated results of operations for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Revenues:
Premiums	$8	$15	$(7)	$24	$33	$(9)
Net investment income	315	282	33	604	545	59
Net investment gains (losses)	135	(2)	137	375	(193)	568
Insurance and investment product fees and other	37	45	(8)	92	93	(1)
Total revenues	495	340	155	1,095	478	617
Benefits and expenses:
Benefits and other changes in policy reserves	268	217	51	607	178	429
Acquisition and operating expenses, net of deferrals	147	46	101	191	86	105
Amortization of intangibles	13	17	(4)	42	44	(2)
Total benefits and expenses	428	280	148	840	308	532
Operating income	67	60	7	255	170	85
Interest expense	(8)	(7)	(1)	(16)	(13)	(3)
Income (loss) before income taxes	59	53	6	239	157	82
Income tax expense	(13)	(13)	—	(22)	(52)	30
Net income (loss)	$46	$40	$6	$217	$105	112
Less Preferred stock dividend	8	7	1	16	14	2
Net income (loss) available to common shareholders	$38	$33	$5	$201	$91	$110
The following table summarizes sales by product type for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Fixed index annuities ("FIA")	$767	$549	$218	$1,435	$985	$450
Fixed rate annuities ("MYGA")	263	220	43	543	362	181
Institutional spread based	92	—	92	197	200	(3)
Total annuity	$1,122	$769	$353	$2,175	$1,547	$628

Index universal life ("IUL")	$10	$7	$3	$18	$13	$5

Flow reinsurance	$104	$54	$50	$164	$87	$77

•
FIA sales during the three and six months ended June 30, 2019 and 2018 reflect continued strong and productive collaboration with our distribution partners, primarily IMOs, as well as the overall growth of the FIA market.

•	MYGA sales during the three and six months ended June 30, 2019 and 2018 reflect strong market positioning through the strength of distribution partnerships.

•	Institutional spread based products reflect funding agreements with Federal Home Loan Bank, under an investment strategy that is subject to fluctuation period to period.

•
The increased flow reinsurance sales in the three and six months ended June 30, 2019 compared to 2018 reflect F&G Re's assumed third party flow reinsurance which includes the on-boarding of F&G Re's new flow reinsurance partner effective January 1, 2019.

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

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Traditional life insurance	$7	$7	$—	$15	$16	$(1)
Life-contingent immediate annuity	1	8	(7)	9	17	(8)
Premiums	$8	$15	$(7)	$24	$33	$(9)

•
Immediate annuity premiums for the three and six months ended June 30, 2019 reflects a decrease as a result of policyholder behavior for annuitizations as well as FGL Insurance's reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera"), effective December 31, 2018.

Net investment income
Below is a summary of net investment income ("NII") for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Fixed maturity securities, available-for-sale	$267	$248	$19	$532	$490	$42
Equity securities	19	26	(7)	40	36	4
Mortgage loans	8	5	3	15	12	3
Invested cash and short-term investments	7	4	3	10	8	2
Funds withheld	17	7	10	25	14	11
Limited partnerships	21	6	15	29	9	20
Other investments	2	2	—	7	3	4
Gross investment income	341	298	43	658	571	87
Investment expense	(26)	(16)	(10)	(54)	(26)	(28)
Net investment income	$315	$282	$33	$604	$545	$59
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Yield on AAUM (at amortized cost)	4.60%	4.42%	0.18%	4.52%	4.32%	0.20%
Less: Interest credited and option cost	(2.34)%	(2.34)%	—%	(2.31)%	(2.34)%	0.03%
Net investment spread	2.26%	2.08%	0.18%	2.21%	1.98%	0.23%
AAUM	$27,388	$25,491	$1,897	$26,696	$25,224	$1,472

•
The increase in AAUM from June 30, 2018 to June 30, 2019 is the result of by $1.7 billion net new business asset flows and a $0.9 billion block reinsurance transaction, partially offset by $0.7 billion reinsurance cession to Kubera.

•
The 12% increase in NII from the three months ended June 30, 2018 to the three months ended June 30, 2019 was primarily due to $30 from portfolio reposition uplift and $20 from invested asset growth, partially offset by $9 higher planned investment expense and $6 lower bond prepay income.

-59

•
The 11% increase in NII from the six months ended June 30, 2018 to the six months ended June 30, 2019 was primarily due to $55 from portfolio reposition uplift, $40 from invested asset growth and $23 lower premium amortization, partially offset by $27 higher planned investment expense, $16 Kubera reinsurance cession, $8 lower call income and $6 lower bond prepay income.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$19	$(46)	$65	$95	$(92)	$187
Net realized and unrealized gains (losses) on certain derivatives instruments	70	57	13	234	(67)	301
Change in fair value of reinsurance related embedded derivatives	45	(13)	58	42	(34)	76
Change in fair value of other derivatives and embedded derivatives	1	—	1	4	—	4
Net investment gains (losses)	$135	$(2)	$137	$375	$(193)	$568

•
For the three months ended June 30, 2019, net realized and unrealized gains (losses) on available-for-sale securities, equity securities and other invested assets includes $22 in the unrealized gains (losses) on equity securities, reflecting market movements during the period, and $3 of credit related impairments

•
For the six months ended June 30, 2019, net realized and unrealized gains (losses) on available-for-sale securities, equity securities and other invested assets includes $100 in the unrealized gains (losses) on equity securities, reflecting market movements during the period, and $5 of credit related impairments.

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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Call Options:
Gains (losses) on option expiration	$(7)	$(14)	$7	$(40)	$(9)	$(31)
Change in unrealized gains (losses)	71	69	2	259	(58)	317
Futures contracts:
Gains (losses) on futures contracts expiration	4	(1)	5	11	5	6
Change in unrealized gains (losses)	2	3	(1)	4	(5)	9
Total net change in fair value	$70	$57	$13	$234	$(67)	$301

Annual Point-to-Point Change in S&P 500 Index during the period	2%	3%	(1)%	8%	12%	(4)%

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

•	Gains (losses) on option expiration reflect the movement during the three and six months ended June 30, 2019 and 2018 on options settled during the respective period.

•
The net change in fair value of the call options and futures contracts for the three and six months ended June 30, 2019 and 2018 were primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.

The average index credits to policyholders are as follows for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Average Crediting Rate	2%	4%	(2)%	1%	4%	(3)%
S&P 500 Index:
Point-to-point strategy	3%	4%	(1)%	2%	4%	(2)%
Monthly average strategy	2%	4%	(2)%	2%	4%	(2)%
Monthly point-to-point strategy	—%	3%	(3)%	—%	5%	(5)%
3 year high water mark	20%	14%	6%	18%	11%	7%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for the three and six months ended June 30, 2019 and 2018 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Due to volatility in the S&P 500 Index, policyholders with anniversaries during the three and six months ended June 30, 2019, on average, received less credits.

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

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Surrender charges	$8	$12	$(4)	$16	$26	$(10)
Cost of insurance fees and other income	29	33	(4)	76	67	9
Total insurance and investment product fees and other	$37	$45	$(8)	$92	$93	$(1)

•
Cost of insurance fees and other income changed year over year primarily due to the amortization of the deferred reinsurance gain established at the inception of FGL Insurance's reinsurance agreement with Kubera, effective December 31, 2018, and the amortization of unearned revenue liability.

•	Surrender charges were higher in the prior year periods, primarily due to a higher number of universal life policy surrenders.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
FIA embedded derivative impact	150	(3)	153	302	(266)	568
Index credits, interest credited & bonuses	123	170	(47)	214	377	(163)
Annuity payments	35	38	(3)	69	76	(7)
Change in fair value of reserve liabilities held at fair value	(89)	23	(112)	(21)	9	(30)
Other policy benefits and reserve movements	49	(11)	60	43	(18)	61
Total benefits and other changes in policy reserves	$268	$217	$51	$607	$178	$429

•
The FIA market value option liability increased quarter over quarter, driven by the changes in the equity markets and risk free rates during the current quarter, in conjunction with premium growth arising from the quarterly sales result. The movements in risk free rates increased the FIA embedded derivative liability by approximately $91 during the three months ended June 30, 2019 as compared to a decrease of $27 for the corresponding period in 2018, with the remaining impacts from changes in the equity markets. The movements in risk free rates increased the FIA embedded derivative liability by approximately $149 during the six months ended June 30, 2019 as compared to a decrease of $124 for the corresponding period in 2018, with the remaining impacts from changes in the equity markets. The change in equity market also impacts the market value of the derivative assets hedging our FIA policies. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•	The quarter over quarter decreases in index credits, interest credited & bonuses were primarily due to lower index credits on FIA policies, reflecting market movement during the respective periods.

•
The change in the fair value of reserve liabilities held at fair value decreased primarily due to benefit payments on FSRC and F&G Re's assumed third-party business as well as ceding commissions on a closed block reinsurance transaction executed during the second quarter of 2019 for F&G Re.

Acquisition and operating expenses, net of deferrals
Below is a summary of acquisition and operating expenses, net of deferrals for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
General expenses	$44	$37	$7	$75	$72	$3
Acquisition expenses	207	94	113	310	148	162
Deferred acquisition costs	(104)	(85)	(19)	(194)	(134)	(60)
Total acquisition and operating expenses, net of deferrals	$147	$46	$101	$191	$86	$105

•
The increase in acquisition and operating expenses, net of deferrals, during the three and six months ended June 30, 2019 compared to the prior year three and six months ended June 30, 2018 is due primarily to the F&G Re closed block reinsurance transaction initial ceding commission and higher general expenses primarily related to project expenses in the second quarter of 2019, partially offset by a decrease in the preferred equity remarketing reimbursement embedded derivative liability.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Amortization	$21	$24	$(3)	$57	$56	$1
Interest	(9)	(6)	(3)	(16)	(11)	(5)
Unlocking	1	(1)	2	1	(1)	2
Total amortization of intangibles	$13	$17	$(4)	$42	$44	$(2)

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). The change in amortization quarter over quarter and year over year is the result of actual gross profits ("AGPs") in each period.

Other items affecting net income
Interest expense
Below is a summary of the interest expense on our debt and revolving credit facility and amortization of debt issuance costs for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Debt	$8	$8	$—	$16	$13	$3
Revolving credit facility	—	1	(1)	—	2	(2)
Gain on extinguishment of debt	—	(2)	2	—	(2)	2
Total interest expense	$8	$7	$1	$16	$13	$3

•
The three and six months ended June 30, 2019 reflects consistent debt interest expense incurred on the $550 5.50% Senior Notes. On April 20, 2018, the Company completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025. The Company used the net proceeds of the offering (i) to repay $135 of borrowings under its revolving credit facility and related expenses and (ii) to redeem in full and satisfy and discharge all of the outstanding $300 aggregate principal amount of FGLH's outstanding 6.375% Senior Notes due 2021. The June 30, 2018 period reflects a $2 gain on extinguishment of the $300 debt.

Income tax expense
Below is a summary of the major components included in income tax expense for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Income before taxes	$59	$53	$6	$239	$157	$82

Income tax before valuation allowance	15	10	5	45	44	1
Change in valuation allowance	(2)	3	(5)	(23)	8	(31)
Income tax	$13	$13	$—	$22	$52	$(30)
Effective rate	22%	25%	(3)%	9%	33%	(24)%

•
Income tax expense for the three months ended June 30, 2019 was $13, net of a valuation allowance release of $2, compared to income tax expense of $13 for the three months ended June 30, 2018, inclusive of a valuation allowance expense of $3. There was no change in income tax expense quarter over quarter primarily due to withholding taxes in zero tax jurisdictions offset by a valuation allowance release of $2 for the three months ended June 30, 2019.

-63

•
Income tax expense for the six months ended June 30, 2019 was $22, net of a valuation allowance release of $23, compared to income tax expense of $52 for the six months ended June 30, 2018, inclusive of a valuation allowance expense of $8. The decrease in income tax expense of $30 period over period was primarily due to the valuation allowance release on the partial recovery of the unrealized loss position for the U.S. life companies, the valuation allowance release on FSRC for its current period income, as well as higher income in tax jurisdictions that do not impose an income tax for the six months ended June 30, 2019. For the six months ended June 30, 2018 there was a $15 expense related to F&G Life Re. For further details, refer to "Note 11. Income Taxes".

AOI
The table below shows the adjustments made to reconcile net income to AOI for the periods presented:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Net income (loss)	$46	$40	$6	$217	$105	$112
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets (a)	(22)	37	(59)	(92)	76	(168)
Impacts related to changes in the fair values of FIA related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impacts of assumed reinsurance by our international subsidiaries (a) (b)	69	(9)	78	52	(72)	124
Effect of change in fair value of reinsurance related embedded derivative, net of offsets (a)	(10)	—	(10)	9	—	9
Effects of integration, merger related & other non-operating items	(3)	3	(6)	(6)	11	(17)
Effects of extinguishment of debt	—	(2)	2	—	(2)	2
Tax effect of affiliated reinsurance embedded derivative	—	—	—	—	15	(15)
Tax impact of adjusting items	(7)	(4)	(3)	(17)	—	(17)
AOI	$73	$65	$8	$163	$133	$30
(a) Amounts are net of offsets related to value of business acquired ("VOBA"), deferred acquisition cost ("DAC"), deferred sale inducement ("DSI"), unearned revenue ("UREV") amortization and cost of reinsurance intangible, as applicable.
(b) The updated definition of AOI removes the fair value impacts of assumed reinsurance by our international subsidiaries for periods after September 30, 2018.

•
AOI increased for the three months ended June 30, 2019 primarily as the result of a $33 increase in net investment income. Additionally, the current quarter results included $11 project costs, partially offset by $3 net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") product line, and $4 bond prepay income and other. Comparatively, the three months ended June 30, 2018 AOI included $5 net favorable actual to expected mortality within the SPIA product line and other annuity reserve movements, and $4 bond prepay income and other, partially offset by $3 project costs.

•
AOI increased for the six months ended June 30, 2019 primarily as the result of a $59 increase in net investment income. Additionally, the current period results included $17 net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") product line, and $9 bond prepay income and other, partially offset by $13 project costs. Comparatively, the six months ended June 30, 2018 AOI included $13 net favorable actual to expected mortality within the SPIA product line and other annuity reserve movements, and $4 bond prepay income and other, partially offset by $3 project costs.

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
As of June 30, 2019 and December 31, 2018, the fair value of our investment portfolio was approximately $27 billion and $24 billion, respectively, and was divided among the following asset class and sectors:

	June 30, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$41	—%	$119	—%
United States Government sponsored entities	143	1%	106	—%
United States municipalities, states and territories	1,298	5%	1,187	5%
Foreign Governments	148	1%	121	1%
Corporate securities:
Finance, insurance and real estate	4,345	16%	4,113	17%
Manufacturing, construction and mining	638	2%	574	2%
Utilities, energy and related sectors	2,527	9%	2,281	10%
Wholesale/retail trade	1,537	6%	1,376	6%
Services, media and other	2,375	9%	2,037	9%
Hybrid securities	1,031	4%	901	4%
Non-agency residential mortgage-backed securities	898	3%	925	4%
Commercial mortgage-backed securities	2,874	11%	2,537	10%
Asset-backed securities	5,507	21%	4,832	20%
Total fixed maturity available for sale securities	23,362	88%	21,109	88%
Equity securities (a)	1,144	4%	1,382	6%
Commercial mortgage loans	490	2%	483	2%
Residential mortgage loans	289	1%	187	1%
Other (primarily derivatives and limited partnerships)	1,403	5%	748	3%
Total investments	$26,688	100%	$23,909	100%
(a) Includes investment grade non-redeemable preferred stocks ($989 and $1,208, respectively).
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

As of June 30, 2019 and December 31, 2018, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $23 billion and $21 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	June 30, 2019		December 31, 2018
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$755	3%	$627	3%
AA	1,522	6%	1,415	7%
A	6,238	27%	5,354	25%
BBB	8,853	38%	8,328	39%
Not rated (c)	4,135	18%	3,612	17%
Total investment grade	21,503	92%	19,336	91%
BB (a)	1,324	6%	1,307	6%
B and below (b)	412	2%	351	2%
Not rated (c)	123	—%	115	1%
Total below investment grade	1,859	8%	1,773	9%
Total	$23,362	100%	$21,109	100%
(a) Includes $14 and $17 at June 30, 2019 and December 31, 2018, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $158 and $175 at June 30, 2019 and December 31, 2018, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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

The tables below present our fixed maturity securities by NAIC designation as of June 30, 2019 and December 31, 2018:

	June 30, 2019
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$12,158	$12,498	53%
2	9,378	9,475	41%
3	1,105	1,082	5%
4	235	230	1%
5	75	73	—%
6	3	4	—%
Total	$22,954	$23,362	100%

	December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,245	$10,928	52%
2	9,677	9,003	43%
3	1,064	967	4%
4	155	139	1%
5	71	65	—%
6	7	7	—%
Total	$22,219	$21,109	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,675	15%
Banking	2,556	10%
Whole loan collateralized mortgage obligation ("CMO")	2,494	10%
ABS Other	1,763	7%
Life insurance	1,623	7%
Municipal	1,298	5%
Electric	1,039	4%
CMBS	906	4%
Pipelines	823	3%
Oilfield Services	620	3%
Total	$16,797	69%

	December 31, 2018
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,283	15%
Banking	2,491	11%
Whole loan collateralized mortgage obligation ("CMO")	2,234	10%
ABS Other	1,545	7%
Life insurance	1,376	6%
Municipal	1,187	5%
Electric	939	4%
CMBS	874	4%
Pipelines	812	4%
Property and casualty insurance	542	2%
Total	$15,283	68%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2019 and December 31, 2018, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$160	$160	$191	$191
Due after one year through five years	752	753	817	794
Due after five years through ten years	1,989	2,016	2,219	2,137
Due after ten years	10,789	11,011	10,443	9,587
Subtotal	$13,690	$13,940	$13,670	$12,709
Other securities which provide for periodic payments:
Asset-backed securities	$5,519	$5,507	$4,954	$4,832
Commercial-mortgage-backed securities	2,744	2,874	2,568	2,537
Residential mortgage-backed securities	1,001	1,041	1,027	1,031
Subtotal	$9,264	$9,422	$8,549	$8,400
Total fixed maturity available-for-sale securities	$22,954	$23,362	$22,219	$21,109
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $94 and $157 as of June 30, 2019, respectively, and $104 and $163 as of December 31, 2018, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$228	91%	$245	92%
2	12	5%	18	7%
3	10	4%	—	—%
4	—	—%	4	1%
5	1	—%	—	—%
6	—	—%	—	—%
Total	$251	100%	$267	100%

NRSRO:
AAA	$1	—%	$1	—%
AA	8	3%	11	4%
A	24	10%	25	9%
BBB	8	3%	8	3%
Not rated - Above investment grade (a)	48	19%	46	17%
BB and below	162	65%	176	66%
Total	$251	100%	$267	100%

Vintage:
2017	$13	5%	$12	4%
2016	15	6%	15	6%
2007	48	19%	51	19%
2006	60	24%	63	24%
2005 and prior	115	46%	126	47%
Total	$251	100%	$267	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS Exposure
As of June 30, 2019 and December 31, 2018, our ABS exposure was largely composed of CLOs, which comprised 67% and 68%, respectively, of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
As of June 30, 2019, the non-CLO exposure represents 33% of total ABS assets, or 7% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(52) and $39, respectively. As of December 31, 2018, the non-CLO exposure represented 32% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(128) and $6, respectively. The following table summarize our ABS exposure.

	June 30, 2019		December 31, 2018
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$3,675	67%	$3,283	68%
CRE CLO	26	—%	—	—%
ABS auto	40	1%	1	—%
ABS credit card	3	—%	3	—%
ABS other	1,763	32%	1,545	32%
Total ABS	$5,507	100%	$4,832	100%

Mortgage Loans
We rate all commercial mortgage loans ("CMLs") to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in "Net realized capital gains (losses)" in the unaudited Condensed Consolidated Statements of Operations.
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are utilized as part of the review process described above. As of June 30, 2019, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 46%. See "Note 4. Investments" to our unaudited condensed consolidated financial statements for additional information regarding our LTV and DSC ratios.
The Company's residential mortgage loans (“RML”) are closed end, amortizing loans. 100% of the properties are located in the United States. The Company diversifies its RML portfolio by state to attempt to reduce concentration risk. Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. The Company defines non-performing residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status which is assessed monthly.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$11	$—	$11
United States Government sponsored agencies	39	45	—	45
United States municipalities, states and territories	20	151	(4)	147
Foreign Governments	2	17	—	17
Corporate securities:
Finance, insurance and real estate	84	935	(27)	908
Manufacturing, construction and mining	36	288	(8)	280
Utilities, energy and related sectors	60	567	(32)	535
Wholesale/retail trade	91	891	(40)	851
Services, media and other	51	364	(21)	343
Hybrid securities	29	309	(12)	297
Non-agency residential mortgage backed securities	63	135	(3)	132
Commercial mortgage backed securities	28	173	(3)	170
Asset backed securities	384	3,166	(64)	3,102
Total fixed maturity available for sale securities	889	7,052	(214)	6,838
Equity securities	68	971	(36)	935
Total investments	957	$8,023	$(250)	$7,773

	December 31, 2018
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	15	$120	$(1)	$119
United States Government sponsored agencies	72	88	(2)	86
United States municipalities, states and territories	103	1,054	(32)	1,022
Foreign Governments	16	123	(8)	115
Corporate securities:
Finance, insurance and real estate	300	3,721	(230)	3,491
Manufacturing, construction and mining	86	613	(57)	556
Utilities, energy and related sectors	237	2,347	(222)	2,125
Wholesale/retail trade	211	1,469	(144)	1,325
Services, media and other	266	2,179	(195)	1,984
Hybrid securities	67	956	(91)	865
Non-agency residential mortgage backed securities	110	249	(6)	243
Commercial mortgage backed securities	205	1,768	(40)	1,728
Asset backed securities	419	3,704	(137)	3,567
Total fixed maturity available for sale securities	2,107	18,391	(1,165)	17,226
Equity securities	95	1,523	(145)	1,378
Total investments	2,202	$19,914	$(1,310)	$18,604
The gross unrealized loss position on the available-for-sale fixed and equity portfolio was $250 and $1,310 as of June 30, 2019 and December 31, 2018, respectively. Most components of the portfolio exhibited price appreciation as interest rates and credit spreads tightened during the period. The total book value of all securities in an unrealized loss position was $8,023 and $19,914 as of June 30, 2019 and December 31, 2018, respectively. The total book value of all securities in an unrealized loss position decreased 60% from December 31, 2018 to June 30, 2019. The average market value/book value of corporate bonds in an unrealized loss position was 96%

and 92% as of June 30, 2019 and December 31, 2018, respectively. In aggregate, corporate bonds represented 51% and 65% of the total unrealized loss position as of June 30, 2019 and December 31, 2018, respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $236 and an amortized cost of $226 as of June 30, 2019) and special revenue bonds (fair value of $1,062 and amortized cost of $1,025 as of June 30, 2019).
Across all municipal bonds, the largest issuer represented 9% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 92% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	5	4	(1)
Twelve months or greater	2	14	11	(3)
Total investment grade	3	19	15	(4)

Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	1	1	1	—
Twelve months or greater	6	34	25	(9)
Total below investment grade	7	35	26	(9)
Total	10	$54	$41	$(13)

	December 31, 2018
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	3	$23	$18	$(5)
Six months or more and less than twelve months	10	72	55	(17)
Twelve months or greater	4	25	19	(6)
Total investment grade	17	120	92	(28)

Below investment grade:
Less than six months	3	11	9	(2)
Six months or more and less than twelve months	9	31	22	(9)
Twelve months or greater	5	12	9	(3)
Total below investment grade	17	54	40	(14)
Total	34	$174	$132	$(42)

OTTI and Watch List
At June 30, 2019 and December 31, 2018, our watch list included 11 and 34 securities, respectively, in an unrealized loss position with an amortized cost of $54 and $174, unrealized losses of $13 and $42, and a fair value of $41 and $132, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations
•its ability to continue to meet these obligations
•its existing cash available
•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the June 30, 2019 and December 31, 2018 carrying values were fully recoverable.
There were 3 and 4 structured securities with a fair value of $6 and $6 on the watch list to which we had potential credit exposure as of June 30, 2019 and December 31, 2018, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the June 30, 2019 and December 31, 2018 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of June 30, 2019 and December 31, 2018.
As of June 30, 2019 and December 31, 2018 the Company also had no material exposure risk related to financial investments in Puerto Rico.
Net Investment Income and Net Investment Gains (Losses)
For discussion regarding our net investment income and net investment gains (losses) refer to "Note 4. Investments" to our unaudited condensed consolidated financial statements.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2019, refer to "Note 4. Investments", to our unaudited condensed consolidated financial statements.
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

Liquidity and Capital Resources
Liquidity and Cash Flow
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided (used) cash of $323 in the six months ended June 30, 2019 and $87 in the six months ended June 30, 2018, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL Holdings. As a holding company with no operations of its own, FGL Holdings derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Limited ("CF Bermuda"), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through CF Bermuda to FGL Holdings.
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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities for the six months ended June 30, 2019 and 2018:

(dollars in millions)	Six months ended
	June 30, 2019	June 30, 2018
Cash provided by (used in):
Operating activities	$323	$87
Investing activities	(884)	(346)
Financing activities	762	755
Net increase (decrease) in cash and cash equivalents	$201	$496
Operating Activities
Cash provided by (used in) operating activities totaled $323 and $87 for the six months ended June 30, 2019 and 2018, respectively, which were principally due to a $338 increase in cash and short-term collateral from derivative counterparties, partially offset by a $77 increase in deferred acquisition costs and deferred sales inducements, and a $21 decrease in income tax refunds received.
Investing Activities
Cash provided by (used in) investing activities was $(884) and $(346) for the six months ended June 30, 2019 and 2018, respectively, due to the purchases of fixed maturity securities, residential mortgage loans, and other investments, and the cash proceeds from sales, maturities and repayments.

Financing Activities
Cash provided by financing activities was $762 and $755 for the Company in the six months ended June 30, 2019 and 2018, respectively, which were primarily related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments.
On April 20, 2018, the FGLH completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025 (the “5.50% Senior Notes”). Please refer to the Company's 2018 Form 10-K for further discussion.
The Indenture contains covenants that restrict CF Bermuda’s and its restricted subsidiaries’ ability to, among other things, pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur or guarantee additional indebtedness, create liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or enter into transactions with affiliates.
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
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. As of June 30, 2019, the total drawn on the revolver was $0. Please refer to the Company's 2018 Form 10-K for further discussion.
The Company has unfunded investment commitments as of June 30, 2019 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to "Note 4. Investments" and "Note 12. Commitments and Contingencies" to our unaudited condensed consolidated financial statements for additional details on unfunded investment commitments.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of June 30, 2019, is summarized as follows:

(Dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$10,029	39%
5-9	6,951	27%
10-14	6,337	24%
15-19	2,566	10%
20-25	38	—%
Total	$25,921	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $23 billion and $21 billion at June 30, 2019 and December 31, 2018, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

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
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of June 30, 2019:

(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Re	$1,531	A+	Not Rated	Not Rated
Kubera Insurance (SAC) Ltd	857	Not Rated	Not Rated	Not Rated
Security Life of Denver	158	Not Rated	A+	A2
Hannover Re	130	A+	AA-	Not Rated
London Life	108	A+	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of June 30, 2019 that would require an allowance for uncollectible amounts.
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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the six months ended June 30, 2019 and 2018, the annual index credits to policyholders on their anniversaries were $75 and $228, respectively. Proceeds received at expiration on options related to such credits were $82 and $230, respectively.
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
If interest rates were to increase 100 basis points from levels at June 30, 2019, the estimated fair value of our fixed maturity securities would decrease by approximately $1,656. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 21% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $1,253 in AOCI and a decrease of $1,212 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at June 30, 2019, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $266.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $114, our call option investments to decrease by approximately $19 based on equity positions and our FIA embedded derivative liability to decrease by approximately $31 as of June 30, 2019. Due to the adoption of ASU 2016-01 in 2018, the 10% decline in market value of our equity securities would affect current earnings. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing intangibles.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision of the Company's management, including the CEO and CFO, of whether any change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2019.
Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table provides information about our repurchases of our ordinary shares during the three months ended June 30, 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Period
April 1 to April 30, 2019	147,842	8.01	147,842	115
Total	147,842	$8.01	147,842	$115
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
101 *
The following financial information from FGL Holdings' Quarterly Report on Form 10-Q for the period ended June 30, 2019 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

104 *	The cover page from FGL Holdings' Quarterly Report on Form 10-Q for the period ended June 30, 2019 is formatted in Inline XBRL (Extensible Business Reporting Language).

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGL HOLDINGS (Registrant)

Date:	August 7, 2019	By:	/s/ Dennis R. Vigneau
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

