Form 10-Q
period 2019-09-30
FGL Holdings
filed 2019-11-06
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 2, 2019, there were 221,660,974 ordinary shares, $.0001 par value, issued and outstanding.

FGL HOLDINGS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:	-2
Condensed Consolidated Balance Sheets (unaudited)	-2
Condensed Consolidated Statements of Operations (unaudited)	-3
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)	-4
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)	-5
Condensed Consolidated Statements of Cash Flows (unaudited)	-6
Notes to Unaudited Condensed Consolidated Financial Statements	-7
(1) Basis of Presentation	-7
(2) Significant Accounting Policies and Practices	-7
(3) Significant Risks and Uncertainties	-10
(4) Investments	-12
(5) Derivative Financial Instruments	-20
(6) Fair Value of Financial Instruments	-24
(7) Intangibles	-38
(8) Debt	-39
(9) Equity	-40
(10) Stock Compensation	-42
(11) Income Taxes	-44
(12) Commitments and Contingencies	-45
(13) Reinsurance	-48
(14) Related Party Transactions	-49
(15) Earnings Per Share	-50
(16) Insurance Subsidiary Financial Information and Regulatory Matters	-50
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	-52
Item 3. Quantitative and Qualitative Disclosures about Market Risk	-78
Item 4. Controls and Procedures	-83

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	-84
Item 1A. Risk Factors	-84
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	-84
Item 3. Defaults Upon Senior Securities	-84
Item 4. Mine Safety Disclosures	-84
Item 5. Other Information	-84
Item 6. Exhibits	-85
Signatures	-85

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FGL HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2019 - $23,047; December 31, 2018 - $22,219)	$23,907	$21,109
Equity securities, at fair value (cost: September 30, 2019 - $1,104; December 31, 2018 - $1,526)	1,097	1,382
Derivative investments	454	97
Mortgage loans	836	667
Other invested assets	1,078	662
Total investments	27,372	23,917
Cash and cash equivalents	990	571
Accrued investment income	246	216
Funds withheld for reinsurance receivables, at fair value	2,045	757
Reinsurance recoverable	3,250	3,190
Intangibles, net	1,397	1,359
Deferred tax assets, net	92	343
Goodwill	467	467
Other assets	258	125
Total assets	$36,117	$30,945

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$25,355	$23,387
Future policy benefits, including $1,887 and $725 at fair value at September 30, 2019 and December 31, 2018, respectively	5,714	4,641
Funds withheld for reinsurance liabilities	838	722
Liability for policy and contract claims	63	64
Debt	542	541
Revolving credit facility	15	—
Other liabilities	1,015	700
Total liabilities	33,542	30,055

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.0001 par value, 100,000,000 shares authorized, 421,885 and 399,033 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	—	—
Common stock ($.0001 par value, 800,000,000 shares authorized, 221,660,974 issued and outstanding at September 30, 2019 and December 31, 2018)	—	—
Additional paid-in capital	2,022	1,998
Retained earnings (Accumulated deficit)	85	(167)
Accumulated other comprehensive income (loss)	520	(937)
Treasury stock, at cost (6,622,420 shares at September 30, 2019; 600,000 shares at December 31, 2018)	(52)	(4)
Total shareholders' equity	2,575	890
Total liabilities and shareholders' equity	$36,117	$30,945

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Premiums	$9	$12	$33	$45
Net investment income	301	267	905	812
Net investment gains (losses)	103	119	478	(74)
Insurance and investment product fees and other	42	46	134	139
Total revenues	455	444	1,550	922
Benefits and expenses:
Benefits and other changes in policy reserves	331	297	938	475
Acquisition and operating expenses, net of deferrals	48	40	239	126
Amortization of intangibles	12	28	54	72
Total benefits and expenses	391	365	1,231	673
Operating income	64	79	319	249
Interest expense	(8)	(8)	(24)	(21)
Income (loss) before income taxes	56	71	295	228
Income tax (expense) benefit	9	(15)	(13)	(67)
Net income (loss)	$65	$56	$282	$161
Less Preferred stock dividend	7	7	23	21
Net income (loss) available to common shareholders	$58	$49	$259	$140

Net income (loss) per common share:
Basic	$0.26	$0.23	$1.19	$0.65
Diluted	$0.26	$0.23	$1.19	$0.65
Weighted average common shares used in computing net income (loss) per common share:
Basic	216,441,948	214,370,000	217,745,826	214,370,000
Diluted	216,540,885	214,418,693	217,814,942	214,390,931

Cash dividend per common share	$0.01	$—	$0.03	$—

Supplemental disclosures
Total other-than-temporary impairments	$(2)	$—	$(7)	$(2)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—
Net other-than-temporary impairments	(2)	—	(7)	(2)
Gains (losses) on derivatives and embedded derivatives	65	159	345	58
Other investment gains (losses)	40	(40)	140	(130)
Total net investment gains (losses)	$103	$119	$478	$(74)

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$65	$56	$282	$161

Other comprehensive income (loss):
Net change in unrealized gains/losses on investments	270	35	1,466	(649)

Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	(1)	(1)	(9)	1

Net changes to derive comprehensive income (loss) for the period	269	34	1,457	(648)
Comprehensive income (loss), net of tax	$334	$90	$1,739	$(487)

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2018	$—	$—	$1,998	$(167)	$(937)	$(4)	$890
Treasury shares purchased	—	—	—	—	—	(30)	(30)
Dividends
Preferred stock (paid in kind)	—	—	8	(8)	—	—	—
Common stock ($0.01/share)	—	—	—	(2)	—	—	(2)
Net income (loss)	—	—	—	171	—	—	171
Unrealized investment gains (losses), net	—	—	—	—	724	—	724
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	1	—	—	—	1
Balance, March 31, 2019	$—	$—	$2,007	$(6)	$(216)	$(34)	$1,751
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends
Preferred stock (paid in kind)	—	—	6	(8)	—	—	(2)
Common stock ($0.01/share)	—	—	—	(2)	—	—	(2)
Net income (loss)	—	—	—	46	—	—	46
Unrealized investment gains (losses), net	—	—	—	—	472	—	472
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	1	—	—	—	1
Balance, June 30, 2019	$—	$—	$2,014	$30	$251	$(35)	$2,260
Treasury shares purchased	—	—	—	—	—	(17)	(17)
Dividends
Preferred stock (paid in kind)	—	—	7	(7)	—	—	—
Common stock ($0.01/share)	—	—	—	(3)	—	—	(3)
Net income (loss)	—	—	—	65	—	—	65
Unrealized investment gains (losses), net	—	—	—	—	270	—	270
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1	—	—	—	1
Balance, September 30, 2019	$—	$—	$2,022	$85	$520	$(52)	$2,575
FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2017	$—	$—	$2,037	$(149)	$75	$—	$1,963
Dividends
Preferred stock (paid in kind)	—	—	2	(7)	—	—	(5)
Net income (loss)	—	—	—	65	—	—	65
Unrealized investment gains (losses), net	—	—	—	—	(359)	—	(359)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	2	—	2
Cumulative effect of changes in accounting principles	—	—	—	(4)	4	—	—
Balance, March 31, 2018	$—	$—	$2,039	$(95)	$(278)	$—	$1,666
Dividends
Preferred stock (paid in kind)	—	—	7	(7)	—	—	—
Net income (loss)	—	—	—	40	—	—	40
Unrealized investment gains (losses), net	—	—	—	—	(325)	—	(325)
Stock-based compensation	—	—	1	—	—	—	1
Balance, June 30, 2018	$—	$—	$2,047	$(62)	$(603)	$—	$1,382
Dividends
Preferred stock (paid in kind)	—	—	7	(7)	—	—	—
Net income (loss)	—	—	—	56	—	—	56
Unrealized investment gains (losses), net	—	—	—	—	35	—	35
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	2	—	—	—	2
Balance, September 30, 2018	$—	$—	$2,056	$(13)	$(569)	$—	$1,474

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$282	$161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	4	3
Amortization	21	40
Deferred income taxes	1	(4)
Interest credited/index credits to contractholder account balances	855	452
Net recognized losses (gains) on investments and derivatives	(478)	74
Charges assessed to contractholders for mortality and administration	(96)	(103)
Intangibles, net	(295)	(237)
Gain on extinguishment of debt	—	(2)
Changes in operating assets and liabilities:
Reinsurance recoverable	2	11
Future policy benefits reflected in net income (loss)	1,064	(120)
Funds withheld for reinsurers	(1,077)	11
Collateral (returned) posted	279	(62)
Other assets and other liabilities	(108)	40
Net cash provided by (used in) operating activities	454	264
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	2,915	5,865
Proceeds from derivatives instruments and other invested assets	212	430
Proceeds from mortgage loans	54	50
Costs of available-for-sale investments	(3,340)	(7,345)
Costs of derivatives instruments and other invested assets	(720)	(632)
Costs of mortgage loans	(224)	—
Capital expenditures	(10)	(7)
Contingent purchase price payment	—	(57)
Net cash provided by (used in) investing activities	(1,113)	(1,696)
Cash flows from financing activities:
Treasury stock	(48)	—
Debt issuance costs	—	(7)
Proceeds from issuance of new debt	—	547
Retirement and paydown on debt and revolving credit facility	—	(440)
Draw on revolving credit facility	15	30
Common stock dividends paid	(7)	—
Contractholder account deposits	3,146	3,020
Contractholder account withdrawals	(2,028)	(1,989)
Net cash provided by (used in) financing activities	1,078	1,161
Change in cash & cash equivalents	419	(271)
Cash & cash equivalents, beginning of period	571	1,215
Cash & cash equivalents, end of period	$990	$944

Supplemental disclosures of cash flow information:
Interest paid	$15	$14
Income taxes (refunded) paid	$(1)	$30
Deferred sales inducements	$103	$98

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
F&G Reinsurance Ltd (“F&G Re”), an exempted company incorporated in Bermuda with limited liability, provides a platform for non-affiliated reinsurance business. Front Street Re Cayman Ltd (“FSRC”), an exempted company incorporated in the Cayman Islands with limited liability, has a license to carry on business as an Unrestricted Class “B” Insurer that permits FSRC to conduct offshore direct and reinsurance business. F&G Re and FSRC (together herein referred to as the “F&G Reinsurance Companies”), are indirect wholly owned subsidiaries of the Company and parties to reinsurance transactions.
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X, consisting of normal recurring items considered necessary for a fair statement of the results for the interim periods presented. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company's 2018 Form 10-K, should be read in connection with the reading of these interim unaudited condensed consolidated financial statements.
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.
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
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our unaudited condensed consolidated financial statements. The Company has determined that we are not the primary beneficiary of any VIEs as of September 30, 2019. See "Note 4. Investments" to the Company’s unaudited condensed consolidated financial statements for additional information on the Company’s investments in unconsolidated VIEs.

Reclassifications
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations.
Adoption of New Accounting Pronouncements
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued new guidance on the amortization of callable securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The ASU requires premiums paid on purchased debt securities with an explicit call option to be amortized to the earliest call date, as opposed to the maturity date. The updated guidance is applicable to instruments that are callable based on explicit, non-contingent call features that are callable at fixed prices on preset dates. The amendments in this update were to be applied using the modified retrospective method through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this new accounting guidance effective January 1, 2019, as required, and it had an immaterial impact on its unaudited condensed consolidated financial statements.
Amendments to Lease Accounting
In February 2016, the FASB issued amended guidance (ASU 2016-02, Leases (Topic 842)), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Notable amendments in this update:

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
Future Accounting Pronouncements
Accounting pronouncements that will impact the Company in future periods have been disclosed in the Company’s 2018 Form 10-K. There have not been any additional accounting pronouncements issued during the quarter ended September 30, 2019 that are expected to impact the Company. The following two pronouncements were discussed in the Company's 2018 Form 10-K but have been included below so as to provide an update on the Company’s status of adoption.
New Credit Loss Standard
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Since its release, certain targeted improvements and transition relief amendments have been made to ASU 2016-13 and have been published in ASU 2018-19, ASU 2019-04 and ASU 2019-05. Collectively, these ASUs will change the accounting for impairment of most financial assets and certain other instruments in the following ways:

-8

•
financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset

•
credit losses relating to AFS fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•
the income statement will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•
disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for AFS fixed maturity securities as well as an aging analysis for securities that are past due

The amendments in this ASU may be early adopted during any interim or annual period beginning after December 15, 2018, however the Company has elected not to early adopt. The Company has identified the material asset classes (e.g. available for sale securities, mortgage loans, reinsurance receivables, other miscellaneous receivables) affected by the new guidance and is in the process of assessing the impact that the adoption of this standard will have on our financial statements for all asset classes except mortgage loans where we expect the impact will be immaterial. We expect the adoption of this guidance to significantly impact the operation of our existing processes around assessing the aforementioned asset classes for impairment.
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

(3) Significant Risks and Uncertainties
Federal Regulation
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have had a material impact on the Company, its products, distribution, and business model. The rule had provided that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account (“IRA”) would be fiduciaries of that plan or IRA and would have expanded the definition of fiduciary under ERISA to apply to commissioned insurance agents who sell the Company’s IRA products. On June 21, 2018, the United States Court of Appeals for the Fifth Circuit formally vacated the DOL fiduciary rule when it issued its mandate following the court’s decision on March 15, 2018, in U.S. Chamber of Commerce v. U.S. Department of Labor, 885 F.3d 360 (5th Cir.2018). Since then, the SEC adopted Regulation Best Interest in June 2019 imposing ostensibly higher sales practice standards on securities brokers. This does not directly impact the Company or its distributors, but has given impetus for the National Association of Insurance Commissioners (NAIC) and individual states to consider their own best interest proposals. FGL NY Insurance has modified certain processes in response to the New York Department of Financial Services (NYDFS) best interest rule despite a relatively low level of sales in New York. Management is following the legal challenge seeking to strike down the NYDFS rule and we will continue to monitor for action by other state officials or federal agencies to implement sales practice rules affecting insurance agents selling fixed insurance or annuity products.
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
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits, product guarantees, and amortization of intangibles. As a result of the assumption review process that occurred in September 2019, the surrender rates, guaranteed minimum withdrawal benefit (“GMWB”) utilization, IUL premium persistency, maintenance expenses, and earned rate assumptions were updated to reflect the Company's current and expected future experience. These changes in assumptions resulted in a net decrease in future expected margins and a corresponding increase in amortization expense reported as a component of “unlocking” for the period ended September 30, 2019. This resulted in a decrease to intangible assets of $3.  These assumptions are used in the SOP 03-1 liability for GMWB benefits and resulted in a decrease in liability of $13 for the period ended September 30, 2019.  The surrender rate assumptions are also used in the reserve calculation and resulted in an increase in embedded derivative liability of $1 for the period ended September 30, 2019.
Concentrations of Financial Instruments
As of September 30, 2019 and December 31, 2018, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the Banking industry with a fair value of $2,419 or 9% and $2,491 or 10%, respectively, of the invested assets portfolio and an amortized cost of $2,352 and $2,691, respectively. As of September 30, 2019, the Company’s holdings in this industry include investments in 103 different issuers with the top ten investments accounting for 37% of the total holdings in this industry. As of September 30, 2019 the Company had no investments in issuers that exceeded 10% of shareholders' equity. As of December 31, 2018, the Company had 16 investments in issuers that exceeded 10% of shareholders' equity, with a total fair value of $1,634 or 7% of the invested assets portfolio: JP Morgan Chase & Co, Metropolitan Transportation Authority (NY), AT&T Inc, HSBC Holdings, Wells Fargo & Company, General Motors Co, Nationwide Mutual Insurance Company, Goldman Sachs Group Inc, United Mexican States, Energy Transfer Partners, Prudential Financial Inc, Citigroup Inc, HP Enterprise Co, Viacom Inc, Kinder Morgan Energy Partners, and Fuel Trust. The Company's largest concentration in any single issuer as of September 30, 2019 and December 31, 2018 was AT&T with a total fair value of $138 or 1%, and JP Morgan Chase & Co, with a total fair value of $115 or 1% of the invested assets portfolio, respectively.

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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”) and Kubera Insurance (SAC) Ltd. ("Kubera"), that could have a material impact on the Company’s financial position in the event that either Wilton Re or Kubera fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of September 30, 2019. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of September 30, 2019, the net amount recoverable from Wilton Re was $1,519 and the net amount recoverable from Kubera was $852. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Wilton Re and Kubera are current on all amounts due for periodic treaty settlements as of September 30, 2019.
On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of FGL Insurance, was ordered into receivership for purposes of rehabilitation. As of September 30, 2019, the net amount recoverable from SRUS was $47. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
On July 9, 2019, Pavonia Life Insurance Company of Michigan ("Pavonia"), a Michigan domiciled life, accident, and health insurance company, was placed into rehabilitation.  While the court order indicated that Pavonia had a stable financial condition and lack of non-insurance affiliated investments, the Director of the Michigan Department of Insurance and Financial Services ("MDIFS") has concerns relating to Pavonia's parent company. To insulate Pavonia from its parent until a pending acquisition transaction could be consummated, MDIFS placed Pavonia under supervision and rehabilitation. As of September 30, 2019, the net amount recoverable from Pavonia was $85.  The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.

(4) Investments
The Company’s fixed maturity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), and deferred income taxes. The Company's equity securities investments are carried at fair value with unrealized gains and losses included in net income. The Company’s consolidated investments at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,433	$56	$(94)	$5,395	$5,395
Commercial mortgage-backed securities	2,857	185	(2)	3,040	3,040
Corporates	11,338	627	(90)	11,875	11,875
Hybrids	1,035	39	(7)	1,067	1,067
Municipals	1,245	93	(4)	1,334	1,334
Residential mortgage-backed securities	964	42	(3)	1,003	1,003
U.S. Government	37	1	—	38	38
Foreign Governments	138	17	—	155	155
Total available-for-sale securities	23,047	1,060	(200)	23,907	23,907
Equity securities	1,104	15	(22)	1,097	1,097
Derivative investments	327	163	(36)	454	454
Commercial mortgage loans	444	—	—	460	444
Residential mortgage loans	392	—	—	397	392
Other invested assets	1,083	—	(5)	1,068	1,078
Total investments	$26,397	$1,238	$(263)	$27,383	$27,372

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$4,954	$15	$(137)	$4,832	$4,832
Commercial mortgage-backed securities	2,568	9	(40)	2,537	2,537
Corporates	11,213	16	(848)	10,381	10,381
Hybrids	992	—	(91)	901	901
Municipals	1,216	3	(32)	1,187	1,187
Residential mortgage-backed securities	1,027	12	(8)	1,031	1,031
U.S. Government	120	—	(1)	119	119
Foreign Governments	129	—	(8)	121	121
Total available-for-sale securities	22,219	55	(1,165)	21,109	21,109
Equity securities	1,526	1	(145)	1,382	1,382
Derivative investments	330	2	(235)	97	97
Commercial mortgage loans	482	—	—	483	482
Residential mortgage loans	185	—	—	187	185
Other invested assets	662	—	—	651	662
Total investments	$25,404	$58	$(1,545)	$23,909	$23,917

Included in AOCI were cumulative gross unrealized gains of $0 and gross unrealized losses of $0 related to the non-credit portion of other-than-temporary-impairments ("OTTI") on non-agency residential mortgage backed securities ("RMBS") for both September 30, 2019 and December 31, 2018.
Securities held on deposit with various state regulatory authorities had a fair value of $17,546 and $19,930 at September 30, 2019 and December 31, 2018, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the legal reserve.
At September 30, 2019 and December 31, 2018, the Company held no material investments that were non-income producing for a period greater than twelve months.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $1,286 and $1,401 at September 30, 2019 and December 31, 2018, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2019
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$112	$112
Due after one year through five years	864	869
Due after five years through ten years	2,007	2,053
Due after ten years	10,810	11,435
Subtotal	13,793	14,469
Other securities which provide for periodic payments:
Asset-backed securities	5,433	5,395
Commercial mortgage-backed securities	2,857	3,040
Residential mortgage-backed securities	964	1,003
Subtotal	9,254	9,438
Total fixed maturity available-for-sale securities	$23,047	$23,907

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
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI, as discussed above, the Company determined the unrealized losses as of September 30, 2019 decreased due to lower interest rates during the quarter in conjunction with tighter credit spreads over Treasuries.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	September 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,843	$(52)	$1,347	$(42)	$3,190	$(94)
Commercial mortgage-backed securities	143	(2)	—	—	143	(2)
Corporates	755	(17)	1,177	(73)	1,932	(90)
Hybrids	80	(3)	104	(4)	184	(7)
Municipals	1	—	77	(4)	78	(4)
Residential mortgage-backed securities	36	(1)	116	(2)	152	(3)
U.S. Government	8	—	2	—	10	—
Total available-for-sale securities	$2,866	$(75)	$2,823	$(125)	$5,689	$(200)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						382
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						395
Total number of available-for-sale securities in an unrealized loss position						777

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,924	$(116)	$643	$(21)	$3,567	$(137)
Commercial mortgage-backed securities	1,466	(34)	262	(6)	1,728	(40)
Corporates	8,016	(772)	1,465	(76)	9,481	(848)
Hybrids	858	(90)	7	(1)	865	(91)
Municipals	850	(27)	172	(5)	1,022	(32)
Residential mortgage-backed securities	139	(3)	190	(5)	329	(8)
U.S. Government	69	—	50	(1)	119	(1)
Foreign Government	47	(3)	68	(5)	115	(8)
Total available-for-sale securities	$14,369	$(1,045)	$2,857	$(120)	$17,226	$(1,165)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,551
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						556
Total number of available-for-sale securities in an unrealized loss position						2,107

At September 30, 2019 and December 31, 2018, securities in an unrealized loss position were primarily concentrated in corporate debt and asset-backed securities.

At September 30, 2019 and December 31, 2018, securities with a fair value of $71 and $132, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which were insignificant to the carrying value of all investments, respectively.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three and nine months ended September 30, 2019 and 2018, for which a portion of the OTTI was recognized in AOCI:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$—	$—	$—	$—
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—
OTTI was not previously recognized	—	—	—	—
Ending balance	$—	$—	$—	$—

The following table breaks out the credit impairment loss type, the associated amortized cost and fair value of the investments at the balance sheet date and non-credit losses in relation to fixed maturity securities and other invested assets held by the Company for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Credit impairment losses in operations	$(2)	$—	$(7)	$(2)
Change-of-intent losses in operations	—	—	—	—
Amortized cost	4	—	4	—
Fair value	3	—	4	—
Non-credit losses in other comprehensive income for investments which experienced OTTI	—	—	—	—

Details of OTTI that were recognized in "Net income (loss)" and included in net realized gains on securities were as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Corporates	$(1)	$—	$(6)	$(2)
Equity security	(1)	—	(1)	—
Total	$(2)	$—	$(7)	$(2)
-15

Mortgage Loans
The Company's mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% of the Company’s total investments as of September 30, 2019 and December 31, 2018. The Company primarily invests in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$21	5%	$21	4%
Industrial - General	37	8%	37	8%
Industrial - Warehouse	20	4%	20	4%
Multifamily	54	12%	56	12%
Office	144	33%	147	30%
Retail	168	38%	201	42%
Total commercial mortgage loans, gross of valuation allowance	$444	100%	$482	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$444		$482

U.S. Region:
East North Central	$84	19%	$98	20%
East South Central	19	4%	19	4%
Middle Atlantic	77	17%	79	17%
Mountain	51	11%	65	13%
New England	5	1%	10	2%
Pacific	114	26%	116	24%
South Atlantic	56	13%	57	12%
West North Central	13	3%	13	3%
West South Central	25	6%	25	5%
Total commercial mortgage loans, gross of valuation allowance	$444	100%	$482	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$444		$482

All of the Company's investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at September 30, 2019 and December 31, 2018, as measured at inception of the loans unless otherwise updated. As of September 30, 2019, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at September 30, 2019 and December 31, 2018:

	Debt-Service Coverage Ratios		Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25
September 30, 2019
LTV Ratios:
Less than 50%	$287	$6	$293	66%	$304	66%
50% to 60%	140	—	140	32%	145	32%
60% to 75%	11	—	11	2%	11	2%
Commercial mortgage loans	$438	$6	$444	100%	$460	100%

December 31, 2018
LTV Ratios:
Less than 50%	$296	$6	$302	63%	$302	63%
50% to 60%	169	—	169	35%	170	35%
60% to 75%	11	—	11	2%	11	2%
Commercial mortgage loans	$476	$6	$482	100%	$483	100%

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
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2019 and December 31, 2018, the Company had no CMLs that were delinquent in principal or interest payments.
Mortgage loan workouts, refinances or restructures that are classified as troubled debt restructurings ("TDRs") are individually evaluated and measured for impairment. As of September 30, 2019 and December 31, 2018, our CML portfolio had no impairments, modifications or TDRs.
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 1% of the Company’s total investments as of September 30, 2019 and December 31, 2018. The Company's residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. The Company diversifies its RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables:

	September 30, 2019
US State:	Unpaid Principal Balance	% of Total
California	$89	23%
Florida	56	14%
New Jersey	34	9%
All Other States (a)	207	54%
Total mortgage loans	$386	100%
(a) The individual concentration of each state is less than 9% as of September 30, 2019.

	December 31, 2018
US State:	Unpaid Principal Balance	% of Total
Florida	$25	14%
Illinois	24	13%
New Jersey	17	9%
All Other States (a)	114	64%
Total mortgage loans	$180	100%
(a) The individual concentration of each state is less than 9% as of December 31, 2018.

Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. The Company defines non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status which is assessed monthly. The credit quality of RMLs as at September 30, 2019 and December 31, 2018, respectively, was as follows:

	September 30, 2019		December 31, 2018
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$392	100%	$185	100%
Non-performing	—	—%	—	—%
Total residential mortgage loans, gross of valuation allowance	$392	100%	$185	100%
Allowance for loan loss	—	—%	—	—%
Total residential mortgage loans	$392	100%	$185	100%
Net Investment Income
The major sources of “Net investment income” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Fixed maturity securities, available-for-sale	$264	$249	$796	$739
Equity securities	16	15	56	51
Mortgage loans	11	5	26	17
Invested cash and short-term investments	4	6	14	13
Funds withheld	18	7	43	21
Limited partnerships	16	5	45	14
Other investments	3	2	10	5
Gross investment income	332	289	990	860
Investment expense	(31)	(22)	(85)	(48)
Net investment income	$301	$267	$905	$812

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net realized gains (losses) on fixed maturity available-for-sale securities	$19	$(24)	$11	$(84)
Net realized/unrealized gains (losses) on equity securities	19	(19)	119	(48)
Realized gains (losses) on other invested assets	—	3	3	—
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	(13)	27	(42)	23
Unrealized gains (losses) on certain derivative instruments	62	135	325	72
Change in fair value of reinsurance related embedded derivatives (a)	16	(3)	58	(37)
Change in fair value of other derivatives and embedded derivatives	—	—	4	—
Realized gains (losses) on derivatives and embedded derivatives	65	159	345	58
Net investment gains (losses)	$103	$119	$478	$(74)
(a) Change in fair value of reinsurance related embedded derivatives is due to F&G Re and FSRC unaffiliated third party business.

The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Proceeds	$828	$662	$1,764	$4,310
Gross gains	28	1	38	9
Gross losses	(9)	(26)	(24)	(91)
Unconsolidated Variable Interest Entities
FGL Insurance owns investments in VIEs that are not consolidated within the Company’s financial statements.  VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest. VIE’s are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While FGL Insurance participates in the benefits from VIEs in which it invests, the substantive power to make the key economic decisions for each respective VIE resides with entities not under common control with FGL Insurance. It is for this reason that FGL Insurance is not considered the primary beneficiary and why these VIE investments are not consolidated.
The Company previously executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund June 2020. The Company has funded $69 as of September 30, 2019.
The Company invests in various limited partnerships as a passive investor. These investments are in credit funds with a current income bias, real assets, or private equity. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of September 30, 2019, the Company's maximum exposure to loss was $917 in recorded carrying value and $1,073 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	September 30, 2019	December 31, 2018
Assets:
Derivative investments:
Call options	$454	$97
Futures contracts	—	—
Other invested assets:
Other derivatives and embedded derivatives	19	14
	$473	$111

Liabilities:
Contractholder funds:
FIA embedded derivative	$3,136	$2,476
Other liabilities:
Preferred shares reimbursement feature embedded derivative	14	29
	$3,150	$2,505

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net investment gains (losses):
Call options	$43	$153	$261	$86
Futures contracts	3	8	17	8
Foreign currency forward	3	1	5	1
Other derivatives and embedded derivatives	—	—	4	—
Reinsurance related embedded derivatives	16	(3)	58	(37)
Total net investment gains (losses)	$65	$159	$345	$58

Benefits and other changes in policy reserves:
FIA embedded derivatives	$202	$231	$660	$274

Acquisition and operating expenses, net of deferrals:
Preferred shares reimbursement feature embedded derivative	$(10)	$(2)	$(15)	$(1)
Additional Disclosures
Other Derivatives and Embedded Derivatives
The Company holds a fund-linked note issued by Nomura International Funding Pte. Ltd with a face value of $35. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund"), which was based on the actual return of the fund. At September 30, 2019, the fair value of the fund-linked note and embedded derivative were $29 and $19, respectively. At December 31, 2018, the fair value of the fund-linked note and embedded derivative were $26 and $14, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".

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
Preferred Equity Remarketing Reimbursement Embedded Derivative Liability
On November 30, 2017 the Company issued 275,000 Series A cumulative preferred shares and 100,000 Series B cumulative preferred shares (together the “Preferred Shares”). The Preferred Shares do not have a maturity date and are non-callable for the first five years. From and after November 30, 2022, the original holders of the Preferred Shares may request and thus require, the Company (subject to customary blackout provisions) to remarket the Preferred Shares on their existing terms. If the remarketing is successful and the original holders elect to sell their preferred shares at the remarketed price and proceeds from such sale are less than the outstanding balance of the applicable shares (including dividends paid in kind and accumulated but unpaid dividends), the Company will be required to reimburse the sellers, up to a maximum of 10% of the par value of the originally issued preferred shares (including dividends paid in kind and accumulated but unpaid dividends) with such amount payable either in cash, ordinary shares, or any combination thereof, at the Company's option (the “Reimbursement Feature”). The Reimbursement Feature represents an embedded derivative that is not clearly and closely related to the preferred stock host and must be bifurcated. The Reimbursement Feature liability is held at fair value within “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets and it is determined using a Black Derman Toy model incorporating among other things the paid in kind dividend coupon rate and the Company’s call option. Changes in fair value of this derivative are recognized within “Acquisition and operating expenses, net of deferrals” in the accompanying unaudited Condensed Consolidated Statements of Operations.

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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2019
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$2,815	$70	$24	$46
Deutsche Bank	BBB/A3/BBB+	804	12	11	1
Morgan Stanley	*/A1/A+	1,772	39	36	3
Barclay's Bank	A+/A2/A	3,381	165	154	11
Canadian Imperial Bank of Commerce	*/Aa2/A+	2,557	81	53	28
Wells Fargo	A+/A2/A-	2,075	66	65	1
Goldman Sachs	A/A3/BBB+	1,079	21	19	2
Total		$14,483	$454	$362	$92

		December 31, 2018
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$3,952	$25	$—	$25
Deutsche Bank	A-/A3/BBB+	1,327	5	6	(1)
Morgan Stanley	*/A1/A+	1,648	9	6	3
Barclay's Bank	A+/A2/A	2,205	27	20	7
Canadian Imperial Bank of Commerce	*/Aa2/A+	1,716	11	8	3
Wells Fargo	A+/A2/A-	1,635	17	16	1
Goldman Sachs	A/A3/BBB+	647	3	3	—
Total		$13,130	$97	$59	$38
(a) An * represents credit ratings that were not available.

Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company's current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of September 30, 2019 and December 31, 2018, counterparties posted $362 and $59 of collateral, respectively, of which $338 and $59 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining $24 and $0 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, respectively. This collateral generally consists of U.S. treasury bonds and mortgage-backed securities. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $92 and $38 at September 30, 2019 and December 31, 2018, respectively.
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
The Company held 724 and 664 futures contracts at September 30, 2019 and December 31, 2018, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 and $3 at September 30, 2019 and December 31, 2018, respectively.

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

	September 30, 2019
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$990	$—	$—	$990	$990
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,803	592	5,395	5,395
Commercial mortgage-backed securities	—	3,014	26	3,040	3,040
Corporates	—	10,446	1,429	11,875	11,875
Hybrids	301	756	10	1,067	1,067
Municipals	—	1,292	42	1,334	1,334
Residential mortgage-backed securities	—	434	569	1,003	1,003
U.S. Government	30	8	—	38	38
Foreign Governments	—	137	18	155	155
Equity securities	429	597	2	1,028	1,028
Derivative investments	—	454	—	454	454
Other invested assets	—	—	44	44	44
Funds withheld for reinsurance receivables, at fair value	447	1,584	14	2,045	2,045
Total financial assets at fair value	$2,197	$23,525	$2,746	$28,468	$28,468
Liabilities
Fair value of future policy benefits	—	—	1,887	1,887	1,887
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,136	3,136	3,136
Preferred shares reimbursement feature embedded derivative	—	—	14	14	14
Total financial liabilities at fair value	$—	$—	$5,037	$5,037	$5,037

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$571	$—	$—	$571	$571
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,388	444	4,832	4,832
Commercial mortgage-backed securities	—	2,470	67	2,537	2,537
Corporates	—	9,150	1,231	10,381	10,381
Hybrids	265	626	10	901	901
Municipals	—	1,150	37	1,187	1,187
Residential mortgage-backed securities	—	417	614	1,031	1,031
U.S. Government	114	5	—	119	119
Foreign Governments	—	105	16	121	121
Equity securities	454	874	4	1,332	1,332
Derivative investments	—	97	—	97	97
Other invested assets	—	—	39	39	39
Funds withheld for reinsurance receivables, at fair value	177	576	4	757	757
Total financial assets at fair value	$1,581	$19,858	$2,466	$23,905	$23,905
Liabilities
Fair value of future policy benefits	—	—	725	725	725
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	2,476	2,476	2,476
Preferred shares reimbursement feature embedded derivative	—	—	29	29	29
Total financial liabilities at fair value	$—	$—	$3,230	$3,230	$3,230

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
For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant input used in the fair value measurement of equity securities for which the market approach valuation technique is employed is yield for comparable securities. Increases or decreases in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation.
The Company does analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, the Company did not adjust prices received from third parties as of September 30, 2019 or December 31, 2018.

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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and interest swap rates. The unobservable inputs are the mortality multiplier, surrender rates, non-performance spread and option costs. The mortality multiplier at September 30, 2019 and December 31, 2018 was applied to the Annuity 2000 mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the Reimbursement Feature is determined using a Black Derman Toy model, incorporating the paid in kind dividend coupon, the Company's redemption option and the preferred shareholder's remarketing feature. The remarketing feature allows the shareholder to put the preferred shares to the Company for a value of par after five years and, if after a successful remarketing event the amount is less than 90% par, up to a maximum of 10% of liquidation price defined. Fair value of this derivative decreased $10 and $15 during the three and nine months ended September 30, 2019, respectively, due primarily to changes in the credit spread applied in the discount rate.
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
The significant unobservable inputs used in the fair value measurement of the FSRC and F&G Re future policy benefit liability are undiscounted cash flows, non-performance risk spread and risk margin to reflect uncertainty.  Undiscounted cash flows used in our September 30, 2019 discounted cash flow model equaled $2,399.  Increases or decreases in non-performance risk spread and risk margin to reflect uncertainty would result in a lower or higher fair value measurement, respectively.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2019 and December 31, 2018, are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	September 30, 2019			September 30, 2019
Assets
Asset-backed securities	$566	Broker-quoted	Offered quotes	98.65% - 109.06% (102.48%)
Asset-backed securities	26	Third-Party Valuation	Offered quotes	0.00% - 99.39% (34.92%)
Commercial mortgage-backed securities	26	Broker-quoted	Offered quotes	100.20% - 126.34% (125.60%)
Corporates	1,429	Broker-quoted	Offered quotes	83.06% - 122.30% (103.52%)
Hybrids	10	Broker-quoted	Offered quotes	103.64% - 103.64% (103.64%)
Municipals	42	Broker-quoted	Offered quotes	128.04% - 128.04% (128.04%)
Residential mortgage-backed securities	569	Broker-quoted	Offered quotes	15.53% - 106.40% (106.03%)
Foreign governments	18	Broker-quoted	Offered quotes	108.75% - 115.74% (110.94%)
Equity securities (Salus preferred equity)	2	Income-Approach	Yield	3.01%
Other Invested Assets:
Available-for-sale embedded derivative (AnchorPath)	19	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit Linked Note	25	Broker-quoted	Offered quotes	100.00%
Funds withheld for reinsurance receivables at fair value	14	Broker-quoted	Offered quotes	103.22%
Total financial assets at fair value	$2,746
Liabilities
Future policy benefits	1,887	Discounted cash flow	Market value of option	0.00% - 7.56% (1.76%)
			Mortality multiplier	80.00% - 120.00% (94.83%)
			Surrender rates	0.00% - 55.00% (21.11%)
			Partial withdrawals	0.00% - 4.00% (2.27%)
			Non-performance spread	0.00% - 0.10% (0.07%)
			Option cost	0.00% - 4.58% (1.13%)
			Risk margin to reflect uncertainty	0.24% - 0.62% (0.30%)
			Morbidity risk margin	0.00% - 2.00% (0.07%)
Derivatives:
FIA embedded derivatives included in contractholder funds	3,136	Discounted cash flow	Market value of option	0.00% - 28.63% (2.87%)
			SWAP rates	1.50% - 1.56% (1.52%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.82%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.18% - 16.61% (2.15%)
Preferred shares reimbursement feature embedded derivative	14	Black Derman Toy model	Credit Spread	3.31%
			Yield Volatility	20.00%
Total financial liabilities at fair value	$5,037

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2018			December 31, 2018
Assets
Asset-backed securities	$405	Broker-quoted	Offered quotes	97.00% - 102.00% (99.77%)
Asset-backed securities	24	Matrix Pricing	Quoted prices	96.07% - 96.07% (96.07%)
Asset-backed securities	15	Third-Party Valuation	Offered quotes	0.00% - 99.29% (23.05%)
Commercial mortgage-backed securities	43	Broker-quoted	Offered quotes	77.12% - 100.08% (85.46%)
Commercial mortgage-backed securities	24	Matrix Pricing	Quoted prices	117.72% - 117.72% (117.72%)
Corporates	577	Broker-quoted	Offered quotes	74.63% - 104.62% (97.80%)
Corporates	654	Matrix Pricing	Quoted prices	91.74% - 113.25% (98.86%)
Hybrids	10	Matrix Pricing	Quoted prices	96.60% - 96.60% (96.60%)
Municipals	37	Broker-quoted	Offered quotes	111.23% - 111.23% (111.23%)
Residential mortgage-backed securities	614	Broker-quoted	Offered quotes	89.80% - 100.99% (100.73%)
Foreign governments	16	Broker-quoted	Offered quotes	98.38% - 99.01% (98.58%)
Equity securities (Salus preferred equity)	4	Income-Approach	Yield	7.15%
Other Invested Assets:
Available-for-sale embedded derivative (AnchorPath)	14	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit Linked Note	25	Broker-quoted	Offered quotes	100.00%
Funds withheld for reinsurance receivables, at fair value	4	Matrix pricing	Calculated prices	100.00%
Total financial assets at fair value	$2,466
Liabilities
Future policy benefits	725	Discounted cash flow	Non-Performance risk spread	0.00% - 0.22% (0.18%)
			Risk margin to reflect uncertainty	0.35% - 0.71% (0.68%)
Derivatives:
FIA embedded derivatives included in contractholder funds	2,476	Discounted cash flow	Market value of option	0.00% - 31.06% (0.94%)
			SWAP rates	2.57% - 2.71% (2.63%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.90%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.11% - 16.61% (2.18%)
Preferred shares reimbursement feature embedded derivative	29	Black Derman Toy model	Credit Spread	5.14%
			Yield Volatility	20.00%
Total financial liabilities at fair value	$3,230

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the unaudited Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2019 and 2018, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2019
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$736	$—	$3	$14	$—	$(36)	$(125)	$592
Commercial mortgage-backed securities	50	—	—	—	—	(1)	(23)	26
Corporates	1,319	—	17	107	—	(14)	—	1,429
Hybrids	10	—	—	—	—	—	—	10
Municipals	39	—	3	—	—	—	—	42
Residential mortgage-backed securities	588	—	(2)	6	—	(23)	—	569
Foreign Governments	17	—	1	—	—	—	—	18
Equity securities	3	(1)	—	—	—	—	—	2
Other invested assets:
Available-for-sale embedded derivative	18	1	—	—	—	—	—	19
Credit linked note	25	—	—	—	—	—	—	25
Funds withheld for reinsurance receivables, at fair value	—	—	—	14	—	—	—	14
Total assets at Level 3 fair value	$2,805	$—	$22	$141	$—	$(74)	$(148)	$2,746
Liabilities
Future policy benefits	$1,787	$54	$1	$—	$—	$45	$—	$1,887
FIA embedded derivatives, included in contractholder funds	2,934	202	—	—	—	—	—	3,136
Preferred shares reimbursement feature embedded derivative	24	(10)						14
Total liabilities at Level 3 fair value	$4,745	$246	$1	$—	$—	$45	$—	$5,037
(a) The net transfers out of Level 3 during the three months ended September 30, 2019 were exclusively to Level 2.

	Three months ended September 30, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$330	$—	$—	$162	$—	$(11)	$(77)	$404
Commercial mortgage-backed securities	60	—	(1)	—	—	—	(12)	47
Corporates	1,190	—	(9)	53	—	(5)	(21)	1,208
Hybrids	10	—	(1)	—	—	—	—	9
Municipals	37	—	(1)	—	—	—	—	36
Residential mortgage-backed securities	242	—	(2)	375	(1)	(3)	(36)	575
Foreign Governments	16	—	—	—	—	—	—	16
Equity securities	3	1	—	—	—	—	—	4
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Affiliated Bank Loans	50	—	—	—	(11)	—	—	39
Funds withheld for reinsurance receivables, at fair value	6	—	—	—	—	(4)	—	2
Total assets at Level 3 fair value	$1,961	$1	$(14)	$590	$(12)	$(23)	$(146)	$2,357
Liabilities
Future policy benefits (FSRC)	$737	$(26)	$1	$—	$—	$(28)	$—	$684
FIA embedded derivatives, included in contractholder funds	2,320	231	—	—	—	—	—	2,551
Preferred shares reimbursements feature embedded derivative	24	(2)	—	—	—	—	—	22
Total liabilities at Level 3 fair value	$3,081	$203	$1	$—	$—	$(28)	$—	$3,257
(a) The net transfers out of Level 3 during the three months ended September 30, 2018 were exclusively to Level 2.
-32

	Nine months ended September 30, 2019
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$444	$—	$16	$390	$—	$(79)	$(179)	$592
Commercial mortgage-backed securities	67	—	4	1	—	(10)	(36)	26
Corporates	1,231	(1)	67	221	(25)	(74)	10	1,429
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	5	—	—	—	—	42
Residential mortgage-backed securities	614	—	28	19	—	(63)	(29)	569
Foreign Governments	16	—	2	—	—	—	—	18
Equity securities	4	(1)	(1)	—	—	—	—	2
Other invested assets:
Available-for-sale embedded derivative	14	5	—	—	—	—	—	19
Credit linked note	25	—	—	—	—	—	—	25
Funds withheld for reinsurance receivables, at fair value	4	—	—	19	(1)	—	(8)	14
Total assets at Level 3 fair value	$2,466	$3	$121	$650	$(26)	$(226)	$(242)	$2,746
Liabilities
Future policy benefits	$725	$143	$9	$—	$—	$1,010	$—	$1,887
FIA embedded derivatives, included in contractholder funds	2,476	660	—	—	—	—	—	3,136
Preferred shares reimbursement feature embedded derivative	29	(15)	—	—	—	—	—	14
Total liabilities at Level 3 fair value	$3,230	$788	$9	$—	$—	$1,010	$—	$5,037
(a) The net transfers out of Level 3 during the nine months ended September 30, 2019 were exclusively to Level 2.

	Nine months ended September 30, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$412	$—	$(2)	$342	$—	$(18)	$(330)	$404
Commercial mortgage-backed securities	49	—	(3)	12	—	(6)	(5)	47
Corporates	1,169	—	(36)	252	—	(108)	(69)	1,208
Hybrids	10	—	(1)	—	—	—	—	9
Municipals	38	—	(2)	—	—	—	—	36
Residential mortgage-backed securities	66	—	—	554	(1)	(8)	(36)	575
Foreign Governments	17	—	(1)	—	—	—	—	16
Equity securities	3	2	(1)	—	—	—	—	4
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
Affiliated bank loans	—	—	—	50	(11)	—	—	39
Funds withheld for reinsurance receivables, at fair value	4	—	—	2	—	(4)	—	2
Total assets at Level 3 fair value	$1,785	$2	$(46)	$1,212	$(12)	$(144)	$(440)	$2,357
Liabilities
Future policy benefits (FSRC)	$728	$(43)	$(1)	$—	$—	$—	$—	$684
FIA embedded derivatives, included in contractholder funds	2,277	274	—	—	—	—	—	2,551
Preferred shares reimbursement feature embedded derivative	23	(1)	—	—	—	—	—	22
Total liabilities at Level 3 fair value	$3,028	$230	$(1)	$—	$—	$—	$—	$3,257
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

FHLB Common Stock
The fair value of FHLB common stock is based on cost.

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

Affiliated Other Invested Assets (included within Other Invested Assets)
The fair value of the affiliated bank loan is estimated using a discounted cash flow method based on the weighted average cost of capital ("WACC"). This yield-based approach is sourced from a third-party vendor and the WACC establishes a market participant discount rate by determining the hypothetical capital structure for the asset should it be underwritten as of each period end.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2019 and December 31, 2018, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Debt and Revolving Credit Facility
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

	September 30, 2019
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$63	$—	$63	$63
Commercial mortgage loans	—	—	460	460	444
Residential mortgage loans	—	—	397	397	392
Policy loans, included in other invested assets	—	—	17	17	26
Affiliated other invested assets	—	—	28	28	28
Total	$—	$63	$902	$965	$953

Liabilities
Investment contracts, included in contractholder funds	—	—	19,077	19,077	22,219
Debt	—	583	—	583	542
Revolving credit facility	—	—	16	16	15
Total	$—	$583	$19,093	$19,676	$22,776

	December 31, 2018
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$52	$—	$52	$52
Commercial mortgage loans	—	—	483	483	482
Residential mortgage loans	—	—	187	187	185
Policy loans, included in other invested assets	—	—	11	11	22
Affiliated other invested assets	—	—	39	39	39
Total	$—	$52	$720	$772	$780

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$18,358	$18,358	$20,911
Debt	—	520	—	520	541
Total	$—	$520	$18,358	$18,878	$21,452

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments are measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies and Practices” to the Company's 2018 Form 10-K.

	Carrying Value After Measurement
	September 30, 2019	December 31, 2018
Equity securities	$69	$50
Limited partnership investment, included in other invested assets	917	510

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
The Company’s assessment resulted in gross transfers into and gross transfers out of certain fair value levels by asset class for the three and nine months ended September 30, 2019 and 2018, are as follows:

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Three months ended September 30, 2019
Asset-backed securities	$—	$—	$125	$—	$—	$125
Commercial mortgage-backed securities	—	—	23	—	—	23
Total transfers	$—	$—	$148	$—	$—	$148

Three months ended September 30, 2018
Asset-backed securities	$—	$—	$90	$13	$13	$90
Commercial mortgage-backed securities	—	—	12	—	—	12
Corporates	—	—	21	—	—	21
Residential mortgage-backed securities	—	—	36	—	—	36
Equity securities	—	30	30	—	—	—
Total transfers	$—	$30	$189	$13	$13	$159

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Nine months ended September 30, 2019
Asset-backed securities	$—	$—	$231	$52	$52	$231
Commercial mortgage-backed securities	—	—	37	1	1	37
Corporates	—	—	1	11	11	1
Residential mortgage-backed securities	—	—	29	—	—	29
Equity securities	7	18	18	7	16	16
Funds withheld for reinsurance receivables	—	—	8	—	—	8
Total transfers	$7	$18	$324	$71	$80	$322

Nine months ended September 30, 2018
Asset-backed securities	$—	$—	$343	$13	$13	$343
Commercial mortgage-backed securities	—	—	13	8	8	13
Corporates	—	—	72	3	3	72
Hybrids	20	—	—	20	—	—
Residential mortgage-backed securities	—	—	36	—	—	36
Equity securities	25	30	30	25	—	—
Total transfers	$45	$30	$494	$69	$24	$464

(7) Intangibles
A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows:

	VOBA	DAC	DSI	Total
Balance at December 31, 2018	$866	$344	$149	$1,359
Deferrals	—	274	103	377
Amortization	(75)	(3)	(3)	(81)
Interest	14	9	3	26
Unlocking	3	(1)	(1)	1
Adjustment for net unrealized investment (gains) losses	(178)	(72)	(35)	(285)
Balance at September 30, 2019	$630	$551	$216	$1,397

	VOBA	DAC	DSI	Total
Balance at December 31, 2017	$821	$22	$10	$853
Deferrals	—	219	98	317
Amortization	(75)	(6)	(5)	(86)
Interest	15	2	1	18
Unlocking	(4)	—	—	(4)
Adjustment for net unrealized investment (gains) losses	96	6	5	107
Balance at September 30, 2018	$853	$243	$109	$1,205
Amortization of VOBA, DAC, and DSI is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0.05% to 4.01%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2019 and 2018, the VOBA balances included cumulative adjustments for net unrealized investment (gains) losses of $(103) and $78, respectively, the DAC balances included cumulative adjustments for net unrealized investment (gains) losses of $(68) and $5, respectively, and the DSI balance included net unrealized investment (gains) losses of $(32) and $5, respectively.
Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year
2019	16
2020	78
2021	87
2022	82
2023	73
Thereafter	397

The Company had an unearned revenue liability balance of $(34) as of September 30, 2019, including deferrals of $(30), amortization of $5, interest of $(1), unlocking of $(2) and adjustment for net unrealized investment gains (losses) of $35. The Company had an unearned revenue liability balance of $(26) as of September 30, 2018, including deferrals of $(28), amortization of $18, unlocking of $2 and adjustment for net unrealized investment gains (losses) of $(18).

Definite and Indefinite Lived Intangible Assets
Other intangible assets as of September 30, 2019 consist of the following:

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Trade marks / trade names	$16	$3	$13	10
State insurance licenses	6	N/A	6	Indefinite
Total			$19

(8) Debt
The carrying amount of the Company's outstanding debt as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Debt	$542	$541
Revolving credit facility	15	—
On September 3, 2019, the Company drew $15 on the revolving credit facility (the "revolver"). The $15 and $0 drawn balances on the revolver carried interest rates equal to 4.85% and 5.27% (had we drawn on the revolver) as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the amount available to be drawn on the revolver was $235 and $250, respectively. On October 3, 2019, the Company drew an additional $12 on the revolver and on October 17, 2019, the $27 drawn on the revolver was repaid in full.
The interest expense and amortization of debt issuance costs for the three and nine months ended September 30, 2019 and 2018, respectively, were as follows:

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	8	—	7	1	23	1	20	1
Revolving credit facility	—	—	—	—	—	—	2	—
Gain on extinguishment of debt	—	—	—	—	—	—	(2)	—

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
During the three and nine months ended September 30, 2019, the Company repurchased 2,146 thousand shares for a total cost of $17, and 6,022 thousand shares for a total cost of $48, respectively. As of September 30, 2019, the Company had repurchased a total of 6,622 thousand shares for a total cost of $52.
Dividends
The Company declared the following cash dividend to its common shareholders during the three and nine months ended September 30, 2019.

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
February 27, 2019	April 1, 2019	March 18, 2019	221,661	$0.01	$2
May 7, 2019	June 10, 2019	May 28, 2019	221,661	$0.01	$2
August 7, 2019	September 9, 2019	August 26, 2019	221,661	$0.01	$2
On November 6, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.01 per share. The dividend will be paid on December 9, 2019 to shareholders of record as of the close of business on November 25, 2019.
The Company did not declare a cash dividend to its common shareholders during the three or nine months ended September 30, 2018.
The Company declared the following dividends to its preferred shareholders during the three and nine months ended September 30, 2019:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shares outstanding at date of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2019	April 1, 2019	March 15, 2019	298	Paid in kind	$—	6
Series B Preferred Shares	March 29, 2019	April 1, 2019	March 15, 2019	108	Paid in kind	$—	2
Series A Preferred Shares	June 28, 2019	July 1, 2019	June 15, 2019	304	Paid in kind	$—	6
Series B Preferred Shares	June 28, 2019	July 1, 2019	June 15, 2019	110	Paid in kind	$—	2
Series A Preferred Shares	August 7, 2019	September 9, 2019	August 26, 2019	310	Paid in kind	$—	6
Series B Preferred Shares	August 7, 2019	September 9, 2019	August 26, 2019	112	Paid in kind	$—	2

The Company declared the following dividends to its preferred shareholders during the three and nine months ended September 30, 2018:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shares outstanding at date of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	277	Paid in kind	$—	5
Series B Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	101	Paid in kind	$—	1
Series A Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	282	Paid in kind	$—	5
Series B Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	102	Paid in kind	$—	2
Series A Preferred Shares	September 28, 2018	October 1, 2018	September 15, 2018	287	Paid in kind	$—	5
Series B Preferred Shares	September 28, 2018	October 1, 2018	September 15, 2018	104	Paid in kind	$—	2

(10) Stock Compensation
On August 8, 2017, the Company adopted a stock-based incentive plan (the “FGL Incentive Plan”) that permits the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing. The Company’s Compensation Committee is authorized to grant up to 15,006 thousand equity awards under the Incentive Plan. At September 30, 2019, 5,689 thousand equity awards are available for future issuance.
FGL Incentive Plan
The Company granted the following options, including vesting conditions, to certain officers during the nine months ended September 30, 2019:

Grant Date		February 26, 2019	May 20, 2019	August 6, 2019
Total granted		1,699	850	700
Total fair value (at grant date)		$3	$1	$1

Vesting mechanism	Vest Dates	Number of options subject to these vesting conditions
Service	Each March 15 from 2020 through 2023; subject to continued service	485	242	233
Service and return on equity performance	March 15 2020, 2021 and 2022 subject to continued service and targeted return on equity	607	304	233
Service and stock price performance	Each March 15 from 2020 through 2023; subject to continued service and target stock price goals being achieved	—	304	234
Service and stock price performance	Each March 15 from 2019 through 2023; subject to continued service and target stock price goals being achieved	607	—	—
Additionally, on August 6, 2019, the Company established vesting conditions for certain performance based options issued on December 21, 2018, thus establishing the accounting grant date. The total fair value of these options granted on August 6, 2019 was $3. The following table summarizes their vesting conditions:

Vesting mechanism	Vest Dates	Number of options subject to these vesting conditions
Service and return on equity performance	December 2019, 2020, 2021, 2022 and 2023 subject to continued service and targeted return on equity	1,250
Service and stock price performance	December 2019, 2020, 2021, 2022 and 2023; subject to continued service and target stock price goals being achieved	1,250
The fair value of the options is expensed over the requisite service period, which generally corresponds to the vesting period.
At September 30, 2019, the intrinsic value of stock options outstanding or expected to vest was $3. At September 30, 2019, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 6, 6 and 6, respectively. At September 30, 2019 there were 436 thousand options that were exercisable.

A summary of the Company’s outstanding stock options as of September 30, 2019, and related activity during the nine months ended September 30, 2019, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2018	13,007	$9.68
Granted	5,749	8.92
Exercised	—	—
Forfeited or expired	(3,519)	10.00
Stock options outstanding at September 30, 2019	15,237	9.31
Exercisable at September 30, 2019	436	10.00
Vested or projected to vest at September 30, 2019	15,237	9.31
To value the options granted with service and return on equity performance vesting conditions, we used a Black Scholes valuation model. To value the options granted with stock price market performance vesting conditions, we used a Monte Carlo simulation. The following inputs and assumptions were used in the determination of the grant date fair values of the grants made in the nine months ended September 30, 2019.

	Black-Scholes Model		Monte Carlo Model
	Serviced based	ROE Performance based	Stock Price Performance based	Source of input/ assumption
Weighted average fair value per options granted	$1.72	$1.63	$0.97	N/A
Risk-free interest rate	1.53%-2.48%	1.53%-2.50%	1.62%-2.30%	US Treasury Curve
Assumed dividend yield	0.46% - 0.56%	0.46% - 0.56%	0.46% - 0.56%	Internal projection
Expected option term	4.5-5.8 years	4.8-6.0 years	N/A	Internal model
Contractual term	N/A	N/A	6.0-7.0 years	Employee option agreement
Volatility	26.00%	26.00%	26.00%	Predecessor and peer group experience
Early exercise multiple	N/A	N/A	2.8	Hull White model
Cost of equity	N/A	N/A	9.39% - 10.50%	Capital asset pricing model - 20 year risk free rate

The Company granted 147 thousand restricted shares to directors in the nine months ended September 30, 2019. These shares will vest on December 31, 2019. The total fair value of the restricted shares granted in the nine months ended September 30, 2019 was $1.
A summary of the Company’s nonvested restricted shares outstanding as of September 30, 2019, and related activity during the nine months ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2018	—	$—
Granted	147	6.82
Vested or expected to vest at September 30, 2019	147	6.82
Management Incentive Plan
In the nine months ended September 30, 2019, the Company granted 541 thousand phantom units to members of management under a management incentive plan (the "Management Incentive Plan"). The total fair value of the restricted shares granted in the nine months ended September 30, 2019 was $5.
One half of the phantom units vest in three equal installments on each March 15th from 2020 to 2022, subject to awardees continued service with the Company. The other half will begin vesting on March 15, 2021 and cliff vest on March 15, 2022 based on continued service and attainment of a performance metric: adjusted operating income return on equity.

At September 30, 2019, the liability for phantom units of $1 was based on the number of units granted, the elapsed portion of the service period and the fair value of the Company’s common stock on that date which was $7.98.
A summary of the Management Incentive Plan nonvested phantom units outstanding as of September 30, 2019, and related activity during the nine months ended, is as follows (share amount in thousands):

Phantom units	Shares	Weighted Average Grant Date Fair Value
Phantom units outstanding at December 31, 2018	356	$8.95
Granted	541	8.54
Vested	(59)	10.00
Forfeited or expired	(87)	9.37
Phantom units outstanding at September 30, 2019	751	9.02
The Company recognized total stock compensation expense related to the FGL Incentive Plan and Management Incentive Plan is as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
FGL Incentive Plan
Stock options	$—	$2
Restricted shares	1	1
	1	3
Management Incentive Plan
Phantom units	—	1
	—	1
Total stock compensation expense	1	4
Related tax benefit	—	1
Net stock compensation expense	$1	$3
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.
Total compensation expense related to the FGL Incentive Plan and Management Incentive Plan not yet recognized as of September 30, 2019 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Incentive Plan
Stock options	$18	3
Restricted shares	—	0
	18
Management Incentive Plan
Phantom units	3	2
	3
Total unrecognized stock compensation expense	$21	3

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

The provision for income taxes represents federal income taxes. The effective tax rate for the three and nine months ended September 30, 2019 was (16)% and 4%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was 21% and 29%, respectively. The effective tax rate on pre-tax income for the nine months ended September 30, 2019 differs from the U.S Federal statutory rate for 2019 of 21% primarily due to three factors. First, in 2018, a partial valuation allowance was established against the U.S. Life companies' unrealized loss deferred tax assets because there were not sufficient sources of income to recover those assets. During the first quarter of 2019, the unrealized loss position recovered enough that the valuation allowance was no longer needed and it was released. Secondly, the Company had substantial income in jurisdictions that do not impose an income tax. Thirdly, a valuation allowance release was recorded for FSRC for all of its deferred tax assets, with the exception of its capital deferred tax assets, as of September 30, 2019 based on positive evidence including: cumulative three year income, future projected earnings, and management’s ability to implement a future tax planning strategy if needed. The effective tax rate on pre-tax income for the three months ended September 30, 2019 differs from the U.S. Federal statutory rate for 2019 of 21% primarily due to income incurred in jurisdictions that do not impose an income tax, and the valuation allowance release for FSRC on all of its deferred tax assets with the exception of its capital deferred tax assets. The effective tax rate on pre-tax income for the nine months ended September 30, 2018 differed from the U.S. Federal statutory rate for 2018 of 21% primarily due to the impact of an intended tax election. During the first quarter of 2018, there was uncertainty surrounding the impact of the Base-Erosion and Anti-Abuse Tax ("BEAT") that was enacted as part of the Tax Cut and Jobs Act and how it would impact the reinsurance agreement between F&G Life Re and FGL Insurance. As a result of the uncertainty, F&G Life Re intended to make an election under IRC Code Section 953(d) for the 2018 tax year to be treated as if it were a U.S. taxpayer for the year.  As such, an opening balance sheet deferred tax liability was set up resulting in a discrete expense being recorded in the first quarter of 2018 that increased the first quarter effective rate. Based on clarifying guidance, the Company ultimately decided not to make that election in the fourth quarter of 2018.
As of September 30, 2019, the Company had a partial valuation allowance of $11 against its deferred tax assets of $103. The valuation allowance is an offset to the non-life companies deferred tax assets and FSRC capital deferred tax assets. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income that would allow for recognition of any of their deferred tax assets. FSRC does not have a source of capital earnings to recognize against its capital deferred tax assets.
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
(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of September 30, 2019 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

September 30, 2019
Asset Type
Other invested assets	$1,073
Equity securities	7
Fixed maturity securities, available-for-sale	17
Other assets	46
Bank loans	5
Residential mortgage loans	8
Total	$1,156
As of September 30, 2019, the Company had unfunded commitments in affiliated investments which are included in the table above. See "Note 14. Related Party Transactions" for further information.

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
The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2019, the Company has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
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
On October 15, 2019, BIP filed with the Court an Unopposed Motion for Preliminary Approval of Settlement and Class Certification, along with a copy of the Class Action Settlement Agreement signed by all parties. Final settlement is subject to, among other requirements, both preliminary and final approval by the Court after Court-approved Notice has been provided to the absent members of the putative class.

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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	50	336	54	336	158	1,067	172	653
Assumed	—	42	—	12	—	23	—	(14)
Ceded	(41)	(47)	(42)	(51)	(125)	(152)	(127)	(164)
Net	9	331	12	297	33	938	45	475

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the nine months ended September 30, 2019 and 2018. The Company did not commute any ceded reinsurance treaties during the nine months ended September 30, 2019 or 2018.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer, to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective July 1, 2017, FGL Insurance extended this agreement to include new business issued during 2017. Effective January 1, 2018 FGL Insurance extended this agreement to include new business issued during 2018, and extended the recapture period from 8 to 12 years. Effective January 1, 2019, FGL Insurance extended this agreement to include new business issued during 2019. FGL Insurance incurred risk charge fees of $4 and $12 during the three and nine months ended September 30, 2019, in relation to this reinsurance agreement.
Effective December 31, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $758 of certain MYGA and deferred annuity GAAP reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of MYGA and deferred annuity policies for certain issue years to Kubera. Effective June 30, 2019, FGL Insurance and Kubera executed a letter of intent to amend this agreement and cede an additional $185 of MYGA GAAP reserves on a coinsurance funds withheld basis via a quota share percentage of certain issue years. The amended reinsurance agreement was executed on July 31, 2019.
Effective December 31, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $4 billion of certain FIA statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of FIA policies for certain issue years to Kubera. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective June 30, 2019, FGL Insurance and Kubera executed a letter of intent to amend this agreement and cede an additional $1 billion of FIA statutory reserves on a coinsurance funds withheld basis via a quota share percentage of certain issue years. The amended reinsurance agreement was executed on July 31, 2019. The effects of the amendment are also not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP.

F&G Reinsurance Companies
FSRC has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company from the coinsurance premium owed to FSRC as collateral for FSRC's payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. FSRC manages the assets supporting the reserves assumed in accordance with the internal investment policy of the ceding companies and applicable law. At September 30, 2019, FSRC had $308 of funds withheld receivables and $282 of insurance reserves related to these reinsurance treaties.
F&G Re has entered into multiple reinsurance agreements on a funds withheld basis with unaffiliated parties. At September 30, 2019, F&G Re had $1,737 of funds withheld receivables and $1,605 of insurance reserves related to these reinsurance treaties. Effective April 1, 2019, F&G Re entered into a reinsurance agreement with an unaffiliated company to reinsure an inforce block of fixed deferred annuity contracts on a 100% coinsurance funds withheld basis. In accordance with the terms of this agreement, F&G Re established a fair value of funds withheld asset and future policy benefits liability of $983 and $896, respectively.
See a description of FSRC’s and F&G Re's accounting policy for its assumed reinsurance contracts in "Note 2. Significant Accounting Policies and Practices" within the Company's 2018 Form 10-K.
(14) Related Party Transactions
Affiliated Investments
The Company, and certain subsidiaries of the Company, entered into investment management agreements with Blackstone ISG-I Advisors LLC ("BISGA"), a wholly-owned subsidiary of The Blackstone Group LP ("Blackstone") on December 1, 2017. Pursuant to the terms of the investment management agreements, BISGA may delegate certain of its investment management services to sub-managers and any fees or other remuneration payable to such sub-managers is payable by the Company out of the assets managed by such sub-managers. BISGA has delegated certain investment management services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors II”), pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors. As of September 30, 2019 and December 31, 2018, the Company has a net liability of $30 and $20, respectively, for the services consumed under the investment management agreements and related sub-management agreements, partially offset by fees received and expense reimbursements from BISGA.
During the three and nine months ended September 30, 2019 and 2018, the Company received expense reimbursements from BISGA for the services consumed under these agreements. Fees received for these types of services are $2 and $7 for the three and nine months ended September 30, 2019, respectively, and $2 and $7 for the three and nine months ended September 30, 2018, respectively.
The Company holds certain fixed income security interests, limited partnerships and bank loans issued by portfolio companies that are affiliates of Blackstone Tactical Opportunities, an affiliate of Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd (the “Blackstone Fixed Income Securities”) both on a direct and indirect basis.  Indirect investments include an investment made in an affiliates’ asset backed fund while direct investments are an investment in affiliates' equity or debt securities.  As of September 30, 2019 and December 31, 2018, the Company held $1,932 and $1,461 in affiliated investments, respectively, which includes foreign exchange unrealized loss of $(6) and $(2), respectively. As of September 30, 2019 and December 31, 2018, the Company had unfunded commitments relating to affiliated investments of $927 and $990, respectively.
The Company purchased $37 and $185 of residential loans from Finance of America Holdings LLC, a Blackstone affiliate, during the nine months ended September 30, 2019 and on December 17, 2018, respectively.
On December 1, 2017, the Company executed an agreement with Blackstone Tactical Opportunities Advisors LLC ("BTO Advisors") and Fidelity National Financial, Inc. ("FNF"), to provide the Company transactional and operational services and advice through December 31, 2018. The agreement was amended on November 2, 2018 and August 23, 2019 to provide services through June 30, 2020. As of September 30, 2019, the Company has a liability of $4 for services and advice provided under this agreement.
The Company paid-in-kind dividends on preferred shares held by GSO Capital Partners, an indirect wholly owned subsidiary of The Blackstone Group LP, of 6 thousand shares and 18 thousand shares for the three and nine months ended September 30, 2019, respectively. The Company paid-in-kind dividends on preferred shares held by GSO Capital Partners of 5 thousand shares and 15 thousand shares for the three and nine months ended September 30, 2018, respectively.
-49

The Company had no gross realized gains or realized impairment losses on related party investments during the three and nine months ended September 30, 2019 and 2018.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss)	$65	$56	$282	$161
Less Preferred stock dividend	7	7	23	21
Net income (loss) available to common shares	58	49	259	140

Weighted-average common shares outstanding - basic	216,442	214,370	217,746	214,370
Dilutive effect of unvested restricted stock	99	49	69	21
Weighted-average shares outstanding - diluted	216,541	214,419	217,815	214,391

Net income (loss) per common share:
Basic	$0.26	$0.23	$1.19	$0.65
Diluted	$0.26	$0.23	$1.19	$0.65
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL Holdings shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three and nine months ended September 30, 2019 excludes the incremental effect of 6 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 422 thousand preferred stock shares outstanding as of September 30, 2019 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met. The calculation of diluted earnings per share for the three and nine months ended September 30, 2019 excludes the incremental effect related to certain outstanding stock options due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 1,591 thousand and 1,569 thousand shares for the three and nine months ended September 30, 2019.
The calculation of diluted earnings per share for the three and nine months ended September 30, 2018 excludes the potential dilutive effective of the 70 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 391 thousand preferred stock shares outstanding as of September 30, 2018 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met. The calculation of diluted earnings per share for the three and nine months ended September 30, 2018 excludes the incremental effect related to certain outstanding stock options due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 1,384 thousand and 609 thousand shares for the three and nine months ended September 30, 2018, respectively.

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
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $95 decrease and $30 increase to statutory capital and surplus at September 30, 2019 and December 31, 2018, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $100 and $110 at September 30, 2019 and December 31, 2018, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $3 and $0 at September 30, 2019 and December 31, 2018, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus (deficit) would be $(19) and $(16) as of September 30, 2019 and December 31, 2018, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at September 30, 2019 and December 31, 2018 was $84 and $94, respectively.
As of September 30, 2019, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
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
Introduction
Management's discussion and analysis reviews our condensed consolidated financial position at September 30, 2019 (unaudited) and December 31, 2018, and the unaudited consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of FGL Holdings (“FGL Holdings,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”), which was included with our audited consolidated financial statements for the year ended December 31, 2018 included within the Company’s 2018 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2018 Form 10-K, which can be found at the SEC website, www.sec.gov.
Basis of Presentation
Our unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report are presented: (i) as of September 30, 2019 and December 31, 2018; and (ii) for the three and nine months ended September 30, 2019 and 2018. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the three and nine months ended September 30, 2019 results compared to the three and nine months ended September 30, 2018 results. We believe this discussion provides helpful information with respect to performance of our business during those respective periods.

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
F&G Reinsurance Ltd (“F&G Re”), an exempted company incorporated in Bermuda with limited liability, provides a platform for non-affiliated international business. Front Street Re Cayman Ltd (“FSRC”), an exempted company incorporated in the Cayman Islands with limited liability, has a license to carry on business as an Unrestricted Class “B” Insurer that permits FSRC to conduct offshore direct and reinsurance business. F&G Re and FSRC (together herein referred to as the “F&G Reinsurance Companies”), are indirect wholly owned subsidiaries of the Company and parties to reinsurance transactions.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2019, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Annuity and Life Sales
We regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Annuity and IUL sales are recorded as deposit liabilities (i.e. contractholder funds) within the Company's unaudited condensed consolidated financial statements in accordance with GAAP. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition. Sales of annuities and IULs were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	2019	2018	2019	2018
First Quarter	$1,053	$778	$8	$6
Second Quarter	1,122	769	10	7
Third Quarter	797	842	9	7
Total	$2,972	$2,389	$27	$20
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
Adjusted Operating Income ("AOI") is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income (loss) to eliminate:
(i) the impact of net investment gains/losses, including other than temporary impairment ("OTTI") losses recognized in operations, but excluding realized gains and losses on derivatives hedging our indexed annuity policies,
(ii) the impacts related to changes in the fair values of FIA related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impacts of assumed reinsurance by our international subsidiaries,
(iii) the tax effect of affiliated reinsurance embedded derivative,
(iv) the effect of change in fair value of the reinsurance related embedded derivative,
(v) the effect of integration, merger related & other non-operating items,
(vi) impact of extinguishment of debt, and
(vii) net impact from Tax Cuts and Jobs Act.
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
AAUM is a non-GAAP measure we use to assess the rate of return on assets available for reinvestment. AAUM is calculated as the sum of:
(i) total invested assets at amortized cost, excluding derivatives;
(ii) related party loans and investments;
(iii) accrued investment income;
(iv) funds withheld at fair value;
(v) the net payable/receivable for the purchase/sale of investments, and
(iv) cash and cash equivalents, excluding derivative collateral, at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one.
Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the rate of return on assets available for reinvestment.
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine months ended September 30, 2019, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2018 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our unaudited condensed consolidated financial statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following table sets forth the consolidated results of operations for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Revenues:
Premiums	$9	$12	$(3)	$33	$45	$(12)
Net investment income	301	267	34	905	812	93
Net investment gains (losses)	103	119	(16)	478	(74)	552
Insurance and investment product fees and other	42	46	(4)	134	139	(5)
Total revenues	455	444	11	1,550	922	628
Benefits and expenses:
Benefits and other changes in policy reserves	331	297	34	938	475	463
Acquisition and operating expenses, net of deferrals	48	40	8	239	126	113
Amortization of intangibles	12	28	(16)	54	72	(18)
Total benefits and expenses	391	365	26	1,231	673	558
Operating income	64	79	(15)	319	249	70
Interest expense	(8)	(8)	—	(24)	(21)	(3)
Income (loss) before income taxes	56	71	(15)	295	228	67
Income tax (expense) benefit	9	(15)	24	(13)	(67)	54
Net income (loss)	$65	$56	$9	$282	$161	121
Less Preferred stock dividend	7	7	—	23	21	2
Net income (loss) available to common shareholders	$58	$49	$9	$259	$140	$119
The following table summarizes sales by product type for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Fixed index annuities ("FIA")	$590	$631	$(41)	$2,025	$1,616	$409
Fixed rate annuities ("MYGA")	107	211	(104)	650	573	77
Institutional spread based	100	—	100	297	200	97
Total annuity	$797	$842	$(45)	$2,972	$2,389	$583

Index universal life ("IUL")	$9	$7	$2	$27	$20	$7

Flow reinsurance	$108	$45	$63	$272	$132	$140

•
FIA and MYGA sales during the three months ended September 30, 2019 compared to 2018 reflect disciplined pricing to achieve profit and capital targets. FIA and MYGA sales during the nine months ended September 30, 2019 compared to 2018 reflect the Company’s growth strategy.

•	Institutional spread based products reflect funding agreements with Federal Home Loan Bank, under an investment strategy that is subject to fluctuation period to period.

•
The increase in flow reinsurance for the three and nine months ended September 30, 2019 compared to 2018 reflect F&G Re's assumed third party flow reinsurance which includes the on-boarding of F&G Re's new flow reinsurance partner effective January 1, 2019.

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

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Traditional life insurance	$5	$7	$(2)	$20	$23	$(3)
Life-contingent immediate annuity	4	5	(1)	13	22	(9)
Premiums	$9	$12	$(3)	$33	$45	$(12)

•
Immediate annuity premiums for the three and nine months ended September 30, 2019 reflects a decrease as a result of policyholder behavior for annuitizations as well as FGL Insurance's reinsurance agreements with Kubera Insurance (SAC) Ltd. ("Kubera"), effective December 31, 2018 and June 30, 2019.

Net investment income
Below is a summary of net investment income ("NII") for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Fixed maturity securities, available-for-sale	$264	$249	$15	$796	$739	$57
Equity securities	16	15	1	56	51	5
Mortgage loans	11	5	6	26	17	9
Invested cash and short-term investments	4	6	(2)	14	13	1
Funds withheld	18	7	11	43	21	22
Limited partnerships	16	5	11	45	14	31
Other investments	3	2	1	10	5	5
Gross investment income	332	289	43	990	860	130
Investment expense	(31)	(22)	(9)	(85)	(48)	(37)
Net investment income	$301	$267	$34	$905	$812	$93
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Yield on AAUM (at amortized cost)	4.32%	4.13%	0.19%	4.46%	4.26%	0.20%
Less: Interest credited and option cost	(2.27)%	(2.42)%	0.15%	(2.30)%	(2.37)%	0.07%
Net investment spread	2.05%	1.71%	0.34%	2.16%	1.89%	0.27%
AAUM	$27,871	$25,883	$1,988	$27,050	$25,437	$1,613

•
The increase in AAUM from September 30, 2018 to September 30, 2019 is the result of $2.0 billion net new business asset flows and an offshore $0.9 billion assumed third-party block reinsurance transaction, partially offset by $0.9 billion reinsurance cession to Kubera.

•
The 13% increase in NII from the three months ended September 30, 2018 to the three months ended September 30, 2019 was primarily due to $31 from portfolio reposition uplift, $20 from invested asset growth and $4 from fewer CLO redemptions held at premium to par and other rate impacts, partially offset by $9 higher planned investment expense and $14 lower floating rate income.

-59

•
The 11% increase in NII from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was primarily due to $88 from portfolio reposition uplift, $52 from invested asset growth, and $17 from other rate impacts, partially offset by $37 higher planned investment expense, $18 lower floating rate income, and $9 lower bond prepayment income.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$38	$(40)	$78	$133	$(132)	$265
Net realized and unrealized gains (losses) on certain derivatives instruments	49	162	(113)	283	95	188
Change in fair value of reinsurance related embedded derivatives	16	(3)	19	58	(37)	95
Change in fair value of other derivatives and embedded derivatives	—	—	—	4	—	4
Net investment gains (losses)	$103	$119	$(16)	$478	$(74)	$552

•
For the three months ended September 30, 2019, net realized and unrealized gains (losses) on available-for-sale securities, equity securities and other invested assets includes $21 in unrealized gains (losses) on equity securities, reflecting market movements during the period, $19 net realized gains on available-for-sale securities as part of a planned portfolio repositioning strategy and $2 of credit related impairments. The three months ended September 30, 2018 includes $(19) in unrealized losses on equity securities and $(24) of trading losses as part of a planned portfolio re-positioning.

•
For the nine months ended September 30, 2019, net realized and unrealized gains (losses) on available-for-sale securities, equity securities and other invested assets includes $132 in unrealized gains (losses) on equity securities, reflecting market movements during the period, $4 net realized gains on available-for-sale and equity securities as part of a planned portfolio repositioning strategy and $7 of credit related impairments. The nine months ended September 30, 2018 includes $(48) in unrealized losses on equity securities and $(80) of trading losses as part of a planned portfolio re-positioning.

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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Call Options:
Gains (losses) on option expiration	$(23)	$23	$(46)	$(64)	$14	$(78)
Change in unrealized gains (losses)	66	130	(64)	325	72	253
Futures contracts:
Gains (losses) on futures contracts expiration	7	4	3	17	8	9
Change in unrealized gains (losses)	(4)	4	(8)	—	—	—
Foreign currency forward:
Gains (losses) on foreign currency forward	3	1	2	5	1	4
Total net change in fair value	$49	$162	$(113)	$283	$95	$188

Annual Point-to-Point Change in S&P 500 Index during the period	1%	9%	(8)%	2%	7%	(5)%

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

•	Gains (losses) on option expiration reflect the movement during the three and nine months ended September 30, 2019 and 2018 on options settled during the respective period.

•
The net change in fair value of the call options and futures contracts for the three and nine months ended September 30, 2019 and 2018 was primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.

The average index credits to policyholders are as follows for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Average Crediting Rate	2%	4%	(2)%	1%	4%	(3)%
S&P 500 Index:
Point-to-point strategy	3%	4%	(1)%	3%	4%	(1)%
Monthly average strategy	2%	4%	(2)%	1%	4%	(3)%
Monthly point-to-point strategy	—%	4%	(4)%	—%	5%	(5)%
3 year high water mark	20%	22%	(2)%	19%	14%	5%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for the three and nine months ended September 30, 2019 and 2018 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Due to volatility in the S&P 500 Index, policyholders with anniversaries during the three and nine months ended September 30, 2019, on average, received less credits as compared to the three and nine months ended September 30, 2018.

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

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Surrender charges	$7	$9	$(2)	$23	$35	$(12)
Cost of insurance fees and other income	35	37	(2)	111	104	7
Total insurance and investment product fees and other	$42	$46	$(4)	$134	$139	$(5)

•
Cost of insurance fees and other income changed year over year primarily due to the amortization of the deferred reinsurance gain established at the inception of FGL Insurance's reinsurance agreement with Kubera, effective December 31, 2018, and the amortization of unearned revenue liability.

•	Surrender charges were higher in the prior year periods, primarily due to a higher number of universal life policy surrenders.
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
FIA embedded derivative impact	144	64	80	446	(202)	648
Index credits, interest credited & bonuses	114	183	(69)	328	560	(232)
Annuity payments	35	37	(2)	104	113	(9)
Change in fair value of reserve liabilities held at fair value	98	(53)	151	77	(44)	121
Other policy benefits and reserve movements	(60)	66	(126)	(17)	48	(65)
Total benefits and other changes in policy reserves	$331	$297	$34	$938	$475	$463

•
The FIA market value option liability increased quarter over quarter, driven by the changes in the equity markets and risk free rates during the current quarter, and premium growth arising from quarterly sales. The movements in risk free rates increased the FIA embedded derivative liability by approximately $115 during the three months ended September 30, 2019 as compared to a decrease of $54 for the corresponding period in 2018, with the remaining impacts from changes in the equity markets. The increase in the FIA embedded derivative liability was primarily driven by the movements in risk free rates by approximately $264 during the nine months ended September 30, 2019 as compared to a decrease of $178 for the corresponding period in 2018, as well as equity market movements of $176 during the nine months ended September 30, 2019 as compared to $34 for the corresponding period in 2018. The change in equity market also impacts the market value of the derivative assets hedging our FIA policies. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
Annually, the Company reviews assumptions associated with reserves for policy benefits and product guarantees. In September 2019, this resulted in a $12 net decrease in reserves as compared to a $5 decrease in reserves in September 2018.

•	The quarter over quarter decreases in index credits, interest credited & bonuses were primarily due to lower index credits on FIA policies, reflecting market movement during the respective periods.

-62

•
The change in the fair value of reserve liabilities held at fair value increased for the three and nine months ended September 30, 2019 primarily due to benefit payments on FSRC and F&G Re's assumed third-party business. For the nine months ended September 30, 2019, the change also includes the impact of the ceding commissions on a closed block reinsurance transaction executed during the second quarter of 2019 for F&G Re.

Acquisition and operating expenses, net of deferrals
Below is a summary of acquisition and operating expenses, net of deferrals for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
General expenses	$26	$31	$(5)	$101	$103	$(2)
Acquisition expenses	97	94	3	407	242	165
Deferred acquisition costs	(75)	(85)	10	(269)	(219)	(50)
Total acquisition and operating expenses, net of deferrals	$48	$40	$8	$239	$126	$113

•
The increase in acquisition and operating expenses, net of deferrals, during the three months ended September 30, 2019 compared to the prior year three months ended September 30, 2018 is primarily due to F&G Re ceding commissions on flow reinsurance, partially offset by a decrease in the preferred equity remarketing reimbursement embedded derivative liability.

•
The increase in acquisition and operating expenses, net of deferrals, during the nine months ended September 30, 2019 compared to the prior year nine months ended September 30, 2018 is primarily due to the F&G Re closed block reinsurance transaction initial ceding commission and ceding commissions on flow reinsurance, partially offset by a decrease in the preferred equity remarketing reimbursement embedded derivative liability.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Amortization	$24	$30	$(6)	$81	$86	$(5)
Interest	(10)	(7)	(3)	(26)	(18)	(8)
Unlocking	(2)	5	(7)	(1)	4	(5)
Total amortization of intangibles	$12	$28	$(16)	$54	$72	$(18)

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). The change in amortization quarter over quarter and year over year is the result of actual gross profits ("AGPs") in each period. Annually the Company reviews assumptions, associated with the amortization of intangibles. In September 2019, this resulted in a decrease in future expected margins and an increase of $3 amortization expense reported as a component of “unlocking”. In September 2018, this assumption review process resulted in an increase in future expected margins and a corresponding decrease of $2 amortization expense.

Other items affecting net income
Interest expense
Below is a summary of the interest expense on our debt and revolving credit facility and amortization of debt issuance costs for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Debt	$8	$8	$—	$24	$21	$3
Revolving credit facility	—	—	—	—	2	(2)
Gain on extinguishment of debt	—	—	—	—	(2)	2
Total interest expense	$8	$8	$—	$24	$21	$3

•
The three and nine months ended September 30, 2019 reflects consistent debt interest expense incurred on the $550 5.50% Senior Notes. On April 20, 2018, the Company completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025. The Company used the net proceeds of the offering (i) to repay $135 of borrowings under its revolving credit facility and related expenses and (ii) to redeem in full and satisfy and discharge all of the outstanding $300 aggregate principal amount of FGLH's outstanding 6.375% Senior Notes due 2021. The September 30, 2018 period reflects a $2 gain on extinguishment of the $300 debt.

•
On September 3, 2019, the Company drew $15 on the revolving credit facility (the "revolver"). On October 3, 2019, the Company drew an additional $12 on the revolver and the $27 drawn on the revolver was repaid in full on October 17, 2019.

Income tax expense (benefit)
Below is a summary of the major components included in income tax expense for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Income before taxes	$56	$71	$(15)	$295	$228	$67

Income tax before valuation allowance	10	12	(2)	55	56	(1)
Change in valuation allowance	(19)	3	(22)	(42)	11	(53)
Income tax expense (benefit)	$(9)	$15	$(24)	$13	$67	$(54)
Effective rate	(16)%	21%	(37)%	4%	29%	(25)%

•
Income tax benefit for the three months ended September 30, 2019 was $9, net of a valuation allowance release of $19, compared to income tax expense of $15 for the three months ended September 30, 2018, inclusive of a valuation allowance expense of $3. The decrease in income tax expense of $24 quarter over quarter is primarily due to a valuation allowance release of $19 for the three months ended September 30, 2019, inclusive of an $18 valuation allowance release on FSRC for all of its deferred tax assets as of September 30, 2019, with the exception of its capital deferred tax assets. For further details on the FSRC valuation allowance release, refer to "Note 11. Income Taxes".

•
Income tax expense for the nine months ended September 30, 2019 was $13, net of a valuation allowance release of $42, compared to income tax expense of $67 for the nine months ended September 30, 2018, inclusive of a valuation allowance expense of $11. The decrease in income tax expense of $54 period over period was primarily due to the valuation allowance release on the partial recovery of the unrealized loss position for the U.S. life companies, the valuation allowance release on FSRC for all of its deferred tax assets with the exception of its capital deferred tax assets, as well as higher income in tax jurisdictions that do not impose an income tax for the nine months ended September 30, 2019. For the nine months ended September 30, 2018 there was a $15 expense related to F&G Life Re. For further details, refer to "Note 11. Income Taxes".

AOI
The table below shows the adjustments made to reconcile net income to AOI for the periods presented:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Net income (loss)	$65	$56	$9	$282	$161	$121
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets (a)	(44)	38	(82)	(136)	114	(250)
Impacts related to changes in the fair values of FIA related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impacts of assumed reinsurance by our international subsidiaries (a) (b)	63	(30)	93	115	(102)	217
Effect of change in fair value of reinsurance related embedded derivative, net of offsets (a)	18	—	18	27	—	27
Effects of integration, merger related & other non-operating items	(6)	4	(10)	(12)	15	(27)
Effects of extinguishment of debt	—	—	—	—	(2)	2
Tax effect of affiliated reinsurance embedded derivative	—	—	—	—	15	(15)
Net impact of Tax Cuts and Jobs Act (c)	—	3	(3)	—	3	(3)
Tax impact of adjusting items	(10)	(2)	(8)	(27)	(2)	(25)
AOI	$86	$69	$17	$249	$202	$47
(a) Amounts are net of offsets related to value of business acquired ("VOBA"), deferred acquisition cost ("DAC"), deferred sale inducement ("DSI"), unearned revenue ("UREV") amortization and cost of reinsurance, as applicable.
(b) The updated definition of AOI removes the fair value impacts of assumed reinsurance by our international subsidiaries for periods after September 30, 2018.
(c) The Company recorded an immaterial out of period adjustment related to the December 1, 2017 fair value of the deferred income tax valuation allowance acquired from the Business Combination. See "Note 2. Significant Accounting Policies and Practices" of the Company’s Form 10-K for additional information.

•
AOI increased for the three months ended September 30, 2019 primarily as the result of a $34 increase in net investment income. Additionally, the current quarter results included $(2) net unfavorable actual to expected mortality within the single premium immediate annuity ("SPIA") product line, offset by $15 tax benefit due to the release of the FSRC valuation allowance and other, and a $7 net favorable adjustments resulting from the annual assumption review. Comparatively, the three months ended September 30, 2018 AOI included $5 net favorable actual to expected mortality within the SPIA product line and other annuity reserve movements and $5 net favorable adjustments resulting from the annual assumptions review.

•
AOI increased for the nine months ended September 30, 2019 primarily as the result of a $93 increase in net investment income. Additionally, the current period results included $15 net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") product line, and $24 tax benefit due to the release of the FSRC valuation allowance and other, and a $7 net favorable adjustments resulting from the annual assumption review, partially offset by $13 net project costs. Comparatively, the nine months ended September 30, 2018 AOI included $18 net favorable actual to expected mortality within the SPIA product line and other annuity reserve movements, $5 favorable adjustments resulting from the annual assumptions review, and $4 net bond prepay income and other, partially offset by $3 project costs.

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
As of September 30, 2019 and December 31, 2018, the fair value of our investment portfolio was approximately $27 billion and $24 billion, respectively, and was divided among the following asset class and sectors:

	September 30, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$38	—%	$119	—%
United States Government sponsored entities	139	—%	106	—%
United States municipalities, states and territories	1,334	5%	1,187	5%
Foreign Governments	155	1%	121	1%
Corporate securities:
Finance, insurance and real estate	4,373	16%	4,113	17%
Manufacturing, construction and mining	750	3%	574	2%
Utilities, energy and related sectors	2,538	9%	2,281	10%
Wholesale/retail trade	1,638	6%	1,376	6%
Services, media and other	2,576	9%	2,037	9%
Hybrid securities	1,067	4%	901	4%
Non-agency residential mortgage-backed securities	864	3%	925	4%
Commercial mortgage-backed securities	3,040	11%	2,537	10%
Asset-backed securities	5,395	20%	4,832	20%
Total fixed maturity available for sale securities	23,907	87%	21,109	88%
Equity securities (a)	1,097	4%	1,382	6%
Commercial mortgage loans	460	2%	483	2%
Residential mortgage loans	397	1%	187	1%
Other (primarily derivatives and limited partnerships)	1,522	6%	748	3%
Total investments	$27,383	100%	$23,909	100%
(a) Includes investment grade non-redeemable preferred stocks ($913 and $1,208, respectively).
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

As of September 30, 2019 and December 31, 2018, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $24 billion and $21 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	September 30, 2019		December 31, 2018
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$585	2%	$627	3%
AA	1,556	7%	1,415	7%
A	6,579	28%	5,354	25%
BBB	9,170	38%	8,328	39%
Not rated (c)	4,153	17%	3,612	17%
Total investment grade	22,043	92%	19,336	91%
BB (a)	1,316	6%	1,307	6%
B and below (b)	434	2%	351	2%
Not rated (c)	114	—%	115	1%
Total below investment grade	1,864	8%	1,773	9%
Total	$23,907	100%	$21,109	100%
(a) Includes $14 and $17 at September 30, 2019 and December 31, 2018, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $148 and $175 at September 30, 2019 and December 31, 2018, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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
The NAIC has adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-A") RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling does not generate an expected loss in all scenarios are given the highest designation of NAIC 1. A number of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

The tables below present our fixed maturity securities by NAIC designation as of September 30, 2019 and December 31, 2018:

	September 30, 2019
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$12,317	$12,919	54%
2	9,238	9,527	40%
3	1,135	1,118	5%
4	279	269	1%
5	76	72	—%
6	2	2	—%
Total	$23,047	$23,907	100%

	December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,245	$10,928	52%
2	9,677	9,003	43%
3	1,064	967	4%
4	155	139	1%
5	71	65	—%
6	7	7	—%
Total	$22,219	$21,109	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,658	15%
Whole loan collateralized mortgage obligation ("CMO")	2,596	10%
Banking	2,419	10%
ABS Other	1,697	7%
Life insurance	1,683	7%
Municipal	1,334	5%
Electric	1,260	5%
CMBS	919	4%
Pipelines	702	3%
Technology	677	3%
Total	$16,945	69%

	December 31, 2018
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,283	15%
Banking	2,491	11%
Whole loan collateralized mortgage obligation ("CMO")	2,234	10%
ABS Other	1,545	7%
Life insurance	1,376	6%
Municipal	1,187	5%
Electric	939	4%
CMBS	874	4%
Pipelines	812	4%
Property and casualty insurance	542	2%
Total	$15,283	68%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2019 and December 31, 2018, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$112	$112	$191	$191
Due after one year through five years	864	869	817	794
Due after five years through ten years	2,007	2,053	2,219	2,137
Due after ten years	10,810	11,435	10,443	9,587
Subtotal	$13,793	$14,469	$13,670	$12,709
Other securities which provide for periodic payments:
Asset-backed securities	$5,433	$5,395	$4,954	$4,832
Commercial-mortgage-backed securities	2,857	3,040	2,568	2,537
Residential mortgage-backed securities	964	1,003	1,027	1,031
Subtotal	$9,254	$9,438	$8,549	$8,400
Total fixed maturity available-for-sale securities	$23,047	$23,907	$22,219	$21,109
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $90 and $151 as of September 30, 2019, respectively, and $104 and $163 as of December 31, 2018, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$218	91%	$245	92%
2	16	7%	18	7%
3	6	2%	—	—%
4	1	—%	4	1%
5	—	—%	—	—%
6	—	—%	—	—%
Total	$241	100%	$267	100%

NRSRO:
AAA	$1	—%	$1	—%
AA	7	3%	11	4%
A	23	10%	25	9%
BBB	7	3%	8	3%
Not rated - Above investment grade (a)	50	21%	46	17%
BB and below	153	63%	176	66%
Total	$241	100%	$267	100%

Vintage:
2017	$13	6%	$12	4%
2016	15	6%	15	6%
2007	46	19%	51	19%
2006	58	24%	63	24%
2005 and prior	109	45%	126	47%
Total	$241	100%	$267	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS Exposure
As of September 30, 2019 and December 31, 2018, our ABS exposure was largely composed of CLOs, which comprised 68% and 68%, respectively, of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
As of September 30, 2019, the non-CLO exposure represents 32% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(85) and $47, respectively. As of December 31, 2018, the non-CLO exposure represented 32% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(128) and $6, respectively. The following table summarize our ABS exposure.

	September 30, 2019		December 31, 2018
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$3,658	68%	$3,283	68%
ABS auto	37	1%	1	—%
ABS credit card	3	—%	3	—%
ABS other	1,697	31%	1,545	32%
Total ABS	$5,395	100%	$4,832	100%

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
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are utilized as part of the review process described above. As of September 30, 2019, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.2 times, and a weighted average LTV ratio of 46%. See "Note 4. Investments" to our unaudited condensed consolidated financial statements for additional information regarding our LTV and DSC ratios.
The Company's residential mortgage loans (“RML”) are closed end, amortizing loans and 100% of the properties are located in the United States. The Company diversifies its RML portfolio by state to attempt to reduce concentration risk. Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. The Company defines non-performing residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status which is assessed monthly.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	3	$10	$—	$10
United States Government sponsored agencies	33	41	—	41
United States municipalities, states and territories	14	82	(4)	78
Foreign Governments	—	—	—	—
Corporate securities:
Finance, insurance and real estate	51	487	(18)	469
Manufacturing, construction and mining	28	174	(5)	169
Utilities, energy and related sectors	54	526	(33)	493
Wholesale/retail trade	62	580	(25)	555
Services, media and other	38	255	(9)	246
Hybrid securities	18	191	(7)	184
Non-agency residential mortgage backed securities	51	114	(3)	111
Commercial mortgage backed securities	29	145	(2)	143
Asset backed securities	396	3,284	(94)	3,190
Total fixed maturity available for sale securities	777	5,889	(200)	5,689
Equity securities	46	701	(22)	679
Total investments	823	$6,590	$(222)	$6,368

	December 31, 2018
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	15	$120	$(1)	$119
United States Government sponsored agencies	72	88	(2)	86
United States municipalities, states and territories	103	1,054	(32)	1,022
Foreign Governments	16	123	(8)	115
Corporate securities:
Finance, insurance and real estate	300	3,721	(230)	3,491
Manufacturing, construction and mining	86	613	(57)	556
Utilities, energy and related sectors	237	2,347	(222)	2,125
Wholesale/retail trade	211	1,469	(144)	1,325
Services, media and other	266	2,179	(195)	1,984
Hybrid securities	67	956	(91)	865
Non-agency residential mortgage backed securities	110	249	(6)	243
Commercial mortgage backed securities	205	1,768	(40)	1,728
Asset backed securities	419	3,704	(137)	3,567
Total fixed maturity available for sale securities	2,107	18,391	(1,165)	17,226
Equity securities	95	1,523	(145)	1,378
Total investments	2,202	$19,914	$(1,310)	$18,604
The gross unrealized loss position on the available-for-sale fixed and equity portfolio was $222 and $1,310 as of September 30, 2019 and December 31, 2018, respectively. Most components of the portfolio exhibited price appreciation as interest rates and credit spreads tightened during the period. The total book value of all securities in an unrealized loss position was $6,590 and $19,914 as of September 30, 2019 and December 31, 2018, respectively. The total book value of all securities in an unrealized loss position decreased 67% from December 31, 2018 to September 30, 2019. The average market value/book value of the investment category with the largest unrealized loss position was 97% for asset backed securities and 92% for corporate bonds as of September 30, 2019 and December 31, 2018, respectively. In aggregate, asset backed securities represented 42% and corporate bonds represented 65% of the total unrealized loss position as of September 30, 2019 and December 31, 2018, respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $235 and an amortized cost of $218 as of September 30, 2019) and special revenue bonds (fair value of $1,099 and amortized cost of $1,027 as of September 30, 2019).
Across all municipal bonds, the largest issuer represented 9% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 92% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	2	12	9	(3)
Total investment grade	2	12	9	(3)

Below investment grade:
Less than six months	3	9	6	(3)
Six months or more and less than twelve months	2	4	3	(1)
Twelve months or greater	10	70	52	(18)
Total below investment grade	15	83	61	(22)
Total	17	$95	$70	$(25)

	December 31, 2018
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	3	$23	$18	$(5)
Six months or more and less than twelve months	10	72	55	(17)
Twelve months or greater	4	25	19	(6)
Total investment grade	17	120	92	(28)

Below investment grade:
Less than six months	3	11	9	(2)
Six months or more and less than twelve months	9	31	22	(9)
Twelve months or greater	5	12	9	(3)
Total below investment grade	17	54	40	(14)
Total	34	$174	$132	$(42)

OTTI and Watch List
At September 30, 2019 and December 31, 2018, our watch list included 20 and 34 securities, respectively, in an unrealized loss position with an amortized cost of $95 and $174, unrealized losses of $25 and $42, and a fair value of $70 and $132, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations
•its ability to continue to meet these obligations
•its existing cash available
•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the September 30, 2019 and December 31, 2018 carrying values were fully recoverable.
There were 4 and 4 structured securities with a fair value of $0 and $6 on the watch list to which we had potential credit exposure as of September 30, 2019 and December 31, 2018, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the September 30, 2019 and December 31, 2018 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of September 30, 2019 and December 31, 2018.
As of September 30, 2019 and December 31, 2018 the Company also had no material exposure risk related to financial investments in Puerto Rico.
Net Investment Income and Net Investment Gains (Losses)
For discussion regarding our net investment income and net investment gains (losses) refer to "Note 4. Investments" to our unaudited condensed consolidated financial statements.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2019, refer to "Note 4. Investments", to our unaudited condensed consolidated financial statements.
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
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes. The Company reduces the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities, bank deposits and commercial paper rated A1/P1 which are included in "Cash and cash equivalents" in the accompanying unaudited Condensed Consolidated Balance Sheets.

See "Note 5. Derivative Financial Instruments" to our unaudited condensed consolidated financial statements for additional information regarding our derivatives and our exposure to credit loss on call options.

Liquidity and Capital Resources
Liquidity and Cash Flow
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided (used) cash of $454 in the nine months ended September 30, 2019 and $264 in the nine months ended September 30, 2018, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL Holdings. As a holding company with no operations of its own, FGL Holdings derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Limited ("CF Bermuda"), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through CF Bermuda to FGL Holdings.
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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities for the nine months ended September 30, 2019 and 2018:

(dollars in millions)	Nine months ended
	September 30, 2019	September 30, 2018
Cash provided by (used in):
Operating activities	$454	$264
Investing activities	(1,113)	(1,696)
Financing activities	1,078	1,161
Net increase (decrease) in cash and cash equivalents	$419	$(271)
Operating Activities
Cash provided by (used in) operating activities totaled $454 and $264 for the nine months ended September 30, 2019 and 2018, respectively, which were principally due to a $341 increase in cash and short-term collateral from derivative counterparties, partially offset by a $60 increase in deferred acquisition costs and deferred sales inducements, and a $31 decrease in income tax refunds received.
Investing Activities
Cash provided by (used in) investing activities was $(1,113) and $(1,696) for the nine months ended September 30, 2019 and 2018, respectively, due to the purchases of fixed maturity securities, residential mortgage loans, and other investments, and the cash proceeds from sales, maturities and repayments.

Financing Activities
Cash provided by financing activities was $1,078 and $1,161 for the Company in the nine months ended September 30, 2019 and 2018, respectively, which were primarily related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments.
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
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. As of September 30, 2019, the total drawn on the revolver was $15. On October 3, 2019, the Company drew an additional $12,000,000 on the revolver and the $27,000,000 drawn on the revolver was repaid in full on October 17, 2019. Please refer to the Company's 2018 Form 10-K for further discussion.
The Company has unfunded investment commitments as of September 30, 2019 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to "Note 4. Investments" and "Note 12. Commitments and Contingencies" to our unaudited condensed consolidated financial statements for additional details on unfunded investment commitments.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of September 30, 2019, is summarized as follows:

(Dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$10,703	41%
5-9	6,492	25%
10-14	6,034	23%
15-19	2,797	11%
20-25	57	—%
Total	$26,083	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $24 billion and $21 billion at September 30, 2019 and December 31, 2018, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

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
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of September 30, 2019:

(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Wilton Re	$1,519	A+	Not Rated	A+	Not Rated
Kubera Insurance (SAC) Ltd	852	Not Rated	Not Rated	Not Rated	Not Rated
Security Life of Denver	158	Not Rated	A+	A	A2
Hannover Re	130	A+	AA-	Not Rated	Not Rated
London Life	107	A+	Not Rated	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2019 that would require an allowance for uncollectible amounts.
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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the nine months ended September 30, 2019 and 2018, the annual index credits to policyholders on their anniversaries were $117 and $328, respectively. Proceeds received at expiration on options related to such credits were $123 and $332, respectively.
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
If interest rates were to increase 100 basis points from levels at September 30, 2019, the estimated fair value of our fixed maturity securities would decrease by approximately $1,711. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 21% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $1,131 in AOCI and in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at September 30, 2019, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $286.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $110, our call option investments to decrease by approximately $20 based on equity positions and our FIA embedded derivative liability to decrease by approximately $39 as of September 30, 2019. Due to the adoption of ASU 2016-01 in 2018, the 10% decline in market value of our equity securities would affect current earnings. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing intangibles.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision of the Company's management, including the CEO and CFO, of whether any change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2019.
Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table provides information about our repurchases of our ordinary shares during the three months ended September 30, 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Period
August 1 to August 31, 2019	1,419,402	7.80	1,419,402	104
September 1 to September 30, 2019	727,099	7.97	727,099	98
Total	2,146,501	7.86	2,146,501	98
(1) On December 19, 2018, the Company's board of directors authorized and the Company announced a share repurchase program of up to $150 million of the Company's outstanding ordinary shares. This repurchase program will expire on December 15, 2020, and may be modified at any time.
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
101 *
The following financial information from FGL Holdings' Quarterly Report on Form 10-Q for the period ended June 30, 2019 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

104 *	The cover page from FGL Holdings' Quarterly Report on Form 10-Q for the period ended September 30, 2019 is formatted in Inline XBRL (Extensible Business Reporting Language).

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGL HOLDINGS (Registrant)

Date:	November 6, 2019	By:	/s/ Dennis R. Vigneau
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

