Form 10-K
period 2019-12-31
FGL Holdings
filed 2020-03-02
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Ordinary shares, par value $.0001 per share	FG	New York Stock Exchange
Warrants to purchase ordinary shares	FG WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter, computed by reference to the closing price reported on the New York Stock Exchange as of June 30, 2019 was approximately $1,214 million.
As of February 24, 2020, there were 221,807,598 ordinary shares, $.0001 par value, issued and outstanding.

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

•
regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products, and minimum capitalization and statutory reserve requirements for insurance companies, or the ability of our insurance subsidiaries to make cash distributions to us (including dividends or payments on surplus notes those subsidiaries issue to us);

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

Item 1. Business
Overview
FGL Holdings
FGL Holdings (the “Company” or “F&G”), formerly known as CF Corporation (“CF Corp”), a Cayman Islands exempted company, was originally incorporated in the Cayman Islands on February 26, 2016 as a Special Purpose Acquisition Company (“SPAC”). CF Corp formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. Prior to November 30, 2017, CF Corp. was a shell company with no operations. On November 30, 2017, CF Corp consummated the acquisition of Fidelity & Guaranty Life ("FGL"), a Delaware corporation, and its subsidiaries, pursuant to the Agreement and Plan of Merger, dated as of May 24, 2017 (the “FGL Merger Agreement”). The transactions contemplated by the FGL Merger Agreement are referred to herein as the “Business Combination.” In connection with the closing of the Business Combination, CF Corp. changed its name to “FGL Holdings” and the Company’s ordinary shares and warrants began trading on the NYSE under the symbols “FG” and “FG WS,” respectively.
F&G Reinsurance Ltd (“F&G Re”), an exempted company incorporated in Bermuda with limited liability has a license to carry on business as an Unrestricted Class "C" reinsurer to provide a platform for non-affiliated offshore reinsurance business. Front Street Re Cayman Ltd, an exempted company incorporated in the Cayman Islands with limited liability (“FSRC”) has a license to carry on business as an Unrestricted Class “B” Insurer that permits FSRC to conduct offshore direct and reinsurance business. F&G Re and FSRC (together herein referred to as the “F&G Reinsurance Companies”), are indirect wholly owned subsidiaries of FGL Holdings and parties to reinsurance transactions.
Our Company
For more than 60 years, our Company has helped middle-income Americans prepare for retirement and for their loved ones' financial security. We partner with leading independent marketing organizations ("IMO") and their agents to serve the needs of the middle-income market and develop competitive products to align with their evolving needs. As of December 31, 2019, we have approximately 650,000 policyholders who count on the safety and protection features our fixed annuity and life insurance products provide.
Through the efforts of our 352 employees, most of whom are located in Des Moines, IA and Baltimore, MD, and through a network of approximately 200 IMOs that represent approximately 37,000 independent agents, we offer various types of fixed annuities and life insurance products. Our fixed annuities serve as a retirement and savings tool for which our customers rely on principal protection and predictable income streams. In addition, our indexed universal life ("IUL") insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are fixed indexed annuities (“FIAs”) that tie contractual returns to specific market indices, such as the Standard & Poor's Ratings Services ("S&P") 500 Index. Our customers value our FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings.
For the year ended December 31, 2019, FIAs generated approximately 65% of our total sales. The remaining 35% of sales were primarily generated from fixed rate annuity sales and flow reinsurance during the year. We invest the annuity premiums primarily in fixed income securities, options and futures that hedge our risk and replicate the market index returns to our policyholders. We invest predominantly in call options on the S&P 500 Index. The majority of our products contain provisions that permit us to adjust annually the formula by which we provide index credits in response to changing market conditions. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.

Pending Transaction with Fidelity National Financial

On February 7, 2020, we announced that we had entered into an Agreement and Plan of Merger (the “FNF Merger Agreement”), by and among the Company, Fidelity National Financial, Inc., a Delaware corporation (“FNF”), F I Corp., a Cayman Islands exempted company and wholly owned subsidiary of FNF (“Merger Sub I”), and F II Corp., a Cayman Islands exempted company and wholly owned subsidiary of FNF (“Merger Sub II” and, together with Merger Sub I, “Merger Subs”). Upon the terms and subject to the conditions set forth in the FNF Merger Agreement, at the time of the closing of the transactions contemplated by the FNF Merger Agreement: (i) Merger Sub I will be merged with and into the Company (the “First Merger”) with the Company surviving the First Merger (the “Surviving Company”) and becoming a wholly owned subsidiary of FNF as a result of the First Merger in accordance with the Companies Law (2018 Revision) of the Cayman Islands (the “CICL”); and (ii) immediately following the First Merger, the Surviving Company will be merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”) with Merger Sub II surviving the Second Merger and remaining a wholly owned subsidiary of FNF as a result of the Second Merger in accordance with the CICL. Following the close of the Mergers, the Company will operate as a subsidiary of FNF.
A special committee of our board of directors, comprised solely of independent directors not affiliated with FNF, unanimously determined that it is fair and in the best interests of the Company, and declared it advisable, to enter into the FNF Merger Agreement. Subject to the terms and conditions of the FNF Merger Agreement, each of our ordinary shares issued and outstanding immediately prior to the effective time of the First Merger (other than those owned by FNF, the merger subsidiaries or any other subsidiary of FNF) will be canceled and converted automatically into the right to receive (i) $12.50 in cash or (ii) 0.2558 shares of FNF common stock, at the election of the holder of such ordinary share, subject to the allocation and proration provisions of the FNF Merger Agreement. In addition, subject to the terms and conditions of the Series A Preferred Share Purchase Agreement, FNF will purchase our outstanding Series A Preferred Shares.
The Mergers are expected to occur in the second or third quarter of 2020, subject to shareholder and regulatory approvals and the satisfaction of customary closing conditions. Certain conditions include, among other things, (i) the adoption of the FNF Merger Agreement, the Mergers and the other transactions contemplated thereby by the affirmative vote of the holders of ordinary shares of the Company representing at least two-thirds of the ordinary shares of the Company present and voting in person or by proxy as a single class at the shareholders’ meeting in accordance with the CICL and the Amended and Restated Memorandum and Articles of Association of the Company (as amended and restated), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining any requisite approvals, consents or authorizations from governmental authorities, including insurance regulators in the jurisdictions of domicile of our and FNF’s insurance subsidiaries, (iii) the absence of any injunction or applicable law or order preventing or prohibiting consummation of the Mergers, (iv) a declaration by the Securities and Exchange Commission of the effectiveness of the Form S-4 to be filed with the SEC by FNF relating to the registration under the Securities Act of the shares of FNF’s common stock to be issued in the Mergers, (v) approval for listing by the New York Stock Exchange of the shares of FNF common stock to be issued in the Mergers and (vi) the receipt of an opinion of counsel or an accounting firm to the effect that, for U.S. federal income tax purposes, the Mergers, together with the purchase of the Series A Preferred Shares pursuant to the Series A Preferred Share Purchase Agreement, will constitute a reorganization within the meaning of Section 368(a) of the Code. The FNF Merger Agreement does not contain any financing condition or contingency.
Upon termination of the FNF Merger Agreement, under specified circumstances, we may be required to pay a termination fee to FNF in an aggregate amount of either $40 or $67. The termination fee shall be an amount equal to $40 if such termination fee becomes payable in the event that (i) the Company terminates the FNF Merger Agreement to enter into any Takeover Proposal Documentation regarding a Superior Proposal with an Excluded Party (as such terms are defined in the FNF Merger Agreement) or (ii) FNF terminates the FNF Merger Agreement where the event giving rise to the right of termination is based on the submission of a Takeover Proposal by an Excluded Party (as such terms are defined in the FNF Merger Agreement). The termination fee shall be an amount equal to $67 in all other circumstances that require us to pay a termination fee.
We have filed a Current Report on Form 8-K with the SEC on February 7, 2020 with respect to the proposed Mergers. In addition, please see “Risks relating to the Pending Transaction with Fidelity National Financial, Inc. (FNF)” under “Item 1A. Risk Factors” below for further discussion of the Mergers and risks and uncertainties related thereto.
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

The F&G Reinsurance Companies were formed with the intention of building a flexible and diversified portfolio of life and annuity reinsurance treaties. F&G Re has entered into three reinsurance agreements as of December 31, 2019 and is actively evaluating additional opportunities.
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
For detailed information about revenues, operating income and total assets of our Company, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements beginning on page F-1 in this report.
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
Deferred Annuities
FIAs. Our FIAs allow contract owners the possibility of earning returns linked to the performance of a specified market index, predominantly the S&P 500 Index, while providing principal protection. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy. High surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase. For the year ended December 31, 2019, we sold $2,820 of FIAs.
The contractholder account value of a FIA contract is equal to the sum of deposits paid, premium bonuses, if any, (described below), and index credits based on the change in the relevant market index (subject to a cap, spread and/or a participation rate) less any fees for riders and any withdrawals taken to-date. Caps (a maximum rate that may be credited) generally range from 2% to 5% when measured annually and 1% to 3% when measured monthly, spreads (a credited rate determined by deducting a specific rate from the index return) generally range from 1% to 6% when measured annually, and participation rates (a credited rate equal to a percentage of index return) generally range from 100% to 140% of the performance of the applicable market index. The cap, spread and participation rate can typically be reset annually and in some instances every two to five years. Certain riders provide a variety of benefits, such as the ability to increase their cap, lifetime income or additional liquidity for a set fee. As this fee is fixed, the contractholder may lose principal if the index credits received do not exceed the amount of such fee.

Approximately 72% of the FIA sales for the year ended December 31, 2019 involved “premium bonuses” or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2% to 5%. The vesting bonuses, which range from 1% to 10%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 66% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider for the year ended December 31, 2019. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years based on a guaranteed rate of 3% to 8%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%.
As of December 31, 2019, the distribution of the FIA account values by cap rate and by strategy was as follows:

	Cap rate
Strategy	0% to 3%	3% to 5%	> 5%	Total
1 year gain trigger	$612	$170	$35	$817
1-2 year monthly average	890	532	168	1,590
1-3 year monthly point-to-point	5,316	24	—	5,340
1-3 year annual point-to-point	2,174	1,475	704	4,353
3 year step forward	—	23	110	133
Total	$8,992	$2,224	$1,017	$12,233
As of December 31, 2019, the distribution of the FIA account values by cap rate and by index was as follows:

	Cap rate
Index	0% to 3%	3% to 5%	> 5%	Total
S&P 500	$8,964	$2,007	$987	$11,958
Dow Jones	—	117	—	117
Nasdaq	28	100	30	158
Total	$8,992	$2,224	$1,017	$12,233
Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Multi-year guaranteed annuities ("MYGA") are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. For the year ended December 31, 2019 we sold $776 of fixed rate MYGA. As of December 31, 2019, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) MYGA ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2019 was 3%.
As of December 31, 2019, the distribution of the fixed rate annuity account values by crediting rate was as follows:

Crediting rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%	Total
Account value (gross)	$31	$260	$2,866	$423	$4	$3,584

As of December 31, 2019, the MYGA expiring guaranty account values, net of reinsurance, by year were as follows:

Year of expiry:	Account Value
2020	131
2021	646
2022	764
2023	719
2024	566
Thereafter	467
Total	$3,293
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 0% to 15% of the contract value for FIAs and 0% to 10% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 8% for our FIAs and 7% for our fixed rate annuities as of December 31, 2019.
The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2019:

	Fixed Rate and Fixed Index Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
SURRENDER CHARGE EXPIRATION BY YEAR
Out of surrender charge	$2,564	13%	—%
2020	588	3%	3%
2021 - 2023	3,771	18%	6%
2024 - 2025	3,214	16%	8%
2026 - 2027	3,608	18%	9%
Therafter	6,657	32%	11%
Total	$20,402	100%	8%
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

The following table presents the deposits (also known as “sales”) on annuity policies issued for the period presented as well as reserves required by U.S. generally accepted accounting principles (“U.S. GAAP”) as of the periods presented:

	Year ended December 31, 2019		Year ended December 31, 2018		Period from December 1 to December 31, 2017
	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products (net of reinsurance)
Fixed indexed annuities	$2,800	$18,058	$2,253	$16,076	$178	$15,178
Fixed rate annuities	539	4,477	61	4,462	45	4,022
Single premium immediate annuities	14	3,291	24	3,217	—	3,144
Total	$3,353	$25,826	$2,338	$23,755	$223	$22,344

	Period from October 1 to November 30, 2017		Period from October 1 to December 31, 2016 (Unaudited)		Year ended September 30, 2017

	Predecessor		Predecessor		Predecessor
	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products (net of reinsurance)
Fixed indexed annuities	$288	$14,464	$556	$13,317	$1,892	$14,237
Fixed rate annuities	116	3,993	99	3,627	556	3,910
Single premium immediate annuities	1	2,809	2	2,866	15	2,845
Total	$405	$21,266	$657	$19,810	$2,463	$20,992
Life Insurance
We currently offer IUL insurance policies and have previously sold universal life, term and whole life insurance products. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for FIAs.
Almost all of the life insurance policies in force, except for the return of premium benefits on term life insurance products and universal life contracts issued after March 1, 2010, are subject to an arrangement with Wilton Reassurance Company (“Wilton Re”). See section titled “Reinsurance-Wilton Re Transaction” in Item 1. Business.
As of December 31, 2019, the distribution of the retained IUL account values by cap rate and by strategy was as follows:

	Cap rate
Strategy	2.5%-5.0%	5.0-7.5%	7.5%-10.0%	10.0-12.5%	12.5+	Total
1 year annual point-to-point, Gold Index	$—	$—	$—	$—	$44	$44
1 year monthly point-to-point, S&P Index	33	—	—	—	—	33
1 year annual point-to-point with 100% par rate, S&P Index	14	2	57	135	168	376
1 year annual point-to-point with 140% par rate, S&P Index	3	4	23	—	—	30
Total	$50	$6	$80	$135	$212	$483

Distribution
The sale of our products typically occurs as part of a four-party, three stage sales process between Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), an IMO, the agent and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMOs will typically sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO provides training and discusses product options with agents in preparation for meetings with clients. The IMO staff also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent conducts a fact find and presents suitable product choices to the customers. We monitor the business issued by each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
We offer our products through a network of approximately 200 IMOs, representing approximately 37,000 agents. We identify "Power Partners" as those we believe have the ability to generate significant production for the Company. We currently have 32 Power Partners, comprised of 21 annuity IMOs and 11 life insurance IMOs. During the year ended December 31, 2019 these Power Partners accounted for approximately 97% of our annual sales volume. We believe that our relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 16 years.
Our Power Partners play an important role in the development of our products by providing feedback integral to the development process and by securing “shelf space” for new products. Over the last ten years, the majority of our best-selling products have been developed with our Power Partners. We intend to continue to involve Power Partners in the development of our products in the future.
The top five states for the distribution of FGL Insurance’s products in the year ended December 31, 2019 were California, Texas, Florida, New Jersey and Arizona, which together accounted for 41% of FGL Insurance’s premiums.
F&G Re provides a platform for non-affiliated offshore reinsurance business. The company’s main product is reinsuring annuity blocks of business. As of December 31, 2019 it had entered into three reinsurance treaties and is actively evaluating additional opportunities.
Investments
We embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of fixed income interest-bearing securities.
FGL Insurance, and certain subsidiaries of the Company, entered into investment management agreements (“IMAs”) with Blackstone ISG-I Advisors LLC (“BISGA”), a wholly-owned subsidiary of Blackstone on December 1, 2017. On December 31, 2019, to be effective as of October 31, 2019, FGL Insurance and certain subsidiaries of the Company entered into amended and restated IMAs (the “Restated IMAs”) with BISGA, pursuant to which BISGA was appointed as investment manager of the company’s general accounts (the “F&G Accounts”). Pursuant to the terms of the IMAs, BISGA may delegate any or all of its discretionary investment, advisory and other rights, powers, functions and obligations under the IMAs to one or more sub-managers, including its affiliates. Pursuant to the Restated IMAs, BISGA delegated certain investment services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors”), pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors. See "Note 14. Related Party Transactions" to our audited consolidated financial statements for further details. Additionally, three other subsidiaries of the Company entered into Investment Management Agreements with BISGA on substantially the same terms as the FGL Insurance IMA (the “Additional Investment Management Agreements” and collectively with the FGL Insurance IMA, the “Investment Management Agreements”).
BISGA manages the bulk of the investment portfolio. For certain asset classes, we utilize experienced third party companies. As of December 31, 2019, 88% of our $28 billion investment portfolio was managed by Blackstone, with the remaining 12% balance managed by other third parties. BISGA appointed MVB Management, an entity owned by affiliates of the Company’s Co-Executive Chairmen, as Sub-Adviser of the FGL Account pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”). Under the Sub-Advisory Agreement, MVB Management will provide investment advisory services, portfolio review, and consultation with regard to the FGL Account (and the accounts of the other Company subsidiaries party to Investment Management Agreements) and the asset classes and markets contemplated by the investment guidelines specified in the agreement, including such recommendations as the Investment Manager shall reasonably request. Payment or reimbursement of the subadvisory fee to MVB Management is solely the obligation of BISGA and is not an obligation of FGL Insurance or the Company. Subject to certain conditions, the Sub-Advisory Agreement cannot be terminated by BISGA unless FGL Insurance terminates the FGL Insurance IMA.
The Company and certain subsidiaries entered into amended and restated Investment Management Agreements with BISGA on December 31, 2019, to be effective as of October 1, 2019, pursuant to which BISGA was appointed as investment manager of the company’s general accounts (the “F&G Accounts”). The IMAs amend and restate investment management agreements entered into between November 2017 and March 2018 (the “Restated IMAs”). Pursuant to the terms of the

IMAs, BISGA may delegate any or all of its discretionary investment, advisory and other rights, powers, functions and obligations under the IMAs to one or more sub-managers, including its affiliates. BISGA delegated certain investment services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors”), pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors.
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
Over the last year, we continued to work with BISGA and the other third party asset managers to broaden the portfolio’s exposure to include United States dollar ("USD") denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS. As a result of these portfolio repositionings, we currently maintain:

•	a well matched asset/liability profile (asset duration, including cash and cash equivalents, of 6.7 years vs. liability duration of 6.8 years); and

•	a large exposure to less rate-sensitive assets (22% of invested assets).
For further discussion of portfolio activity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio”.
Derivatives
Our FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically the S&P 500 Index. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts based upon policyholders' contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the anniversary dates of the FIA contracts, the market index used to compute the annual index credit under the FIA contract is reset. At such time, we purchase new one-, two-, three-, or five-year call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums on each contracts anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s related reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of "Net investment gains (losses)". The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments term or upon early termination and the changes in fair value of open positions.
Outsourcing
We outsource the following functions to third-party service providers:

•	new business administration (date entry and policy issue only);

•	service of existing policies;

•	underwriting administration of life insurance applications;

•	life reinsurance administration;

•	call centers;

•	information technology development and maintenance;

•	valuation of reinsurance liabilities held at fair value;

•	investment accounting and custody; and

•	co-located data centers and hosting of financial systems.
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

	A.M. Best	Fitch (a)	Moody's (b)	S&P (c)
Holding Company Ratings
FGL Holdings
Issuer Credit / Default Rating	Not Rated	BBB-	Ba3	BB+
Outlook		Positive	Positive	Positive
CF Bermuda Holdings Limited
Issuer Credit / Default Rating	Not Rated	BBB-	Ba2	BB+
Outlook		Positive	Positive	Positive
Fidelity & Guaranty Life Holdings, Inc.
Issuer Credit / Default Rating	bbb-	BBB-	Not Rated	BB+
Outlook	Stable	Positive		Positive
Senior Unsecured Notes	bbb-	BB+	Ba2	BB+
Outlook	Stable		Positive
Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A-	BBB+	Baa2	BBB+
Outlook	Stable	Positive	Positive	Positive
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A-	BBB+	Not Rated	BBB+
Outlook	Stable	Positive		Positive
F&G Reinsurance Ltd
Financial Strength Rating	A-	BBB-	Not Rated	Not Rated
Outlook	Stable	Positive
F&G Life Re Ltd
Financial Strength Rating	Not Rated	BBB-	Baa2	BBB+
Outlook		Positive	Positive	Positive
*Reflects current ratings and outlooks as of date of filing
(a) Outlook reflects Rating Watch Positive
(b) Outlook reflects Review for Upgrade
(c) Outlook reflects CreditWatch Positive
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
Potential Impact of a Ratings Downgrade
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivatives agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. Please refer to "Note 5. Derivative Financial Instruments" to our audited consolidated financial statements for disclosure around the Company's requirement to maintain minimum ratings.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the fair value of our derivatives as of December 31, 2019 and December 31, 2018, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
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
In compliance with the Risk Management and Own Risk and Solvency Assessment Model Act (ORSA), FGL Insurance submitted an ORSA report to the state regulators in November 2019 to provide risk management transparency and insight in the financial strength and long-term sustainability of the Companies.
 Reinsurance
We both cede reinsurance and assume reinsurance from other insurance companies. We use reinsurance to diversify risks and earnings, to manage loss exposures, to enhance our capital position, and to manage new business volume. The effects of certain reinsurance agreements are not accounted for as reinsurance as they do not transfer the risks of the reinsured policies.
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
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion on credit risk and counterparty risk.
See “Item 1A. Risk Factors” for further discussion of credit risk related to reinsurance agreements. A description of significant ceded reinsurance transactions appears below.
Wilton Re Transaction
Pursuant to the agreed upon terms, Wilton Re has reinsured a 100% quota share of certain FGL Insurance policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as it satisfies the risk transfer requirements for GAAP.
Hannover Reinsurance Transaction
Effective January 1, 2017, FGL Insurance entered into a reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. ("Hannover Re"), an unaffiliated reinsurer,  to reinsure an inforce block of its FIA and fixed deferred annuity contracts with Guaranteed Minimum Withdraw Benefit (“GMWB”) and Guaranteed Minimum Death Benefit (“GMDB”) guarantees.  In accordance with the terms of this agreement, the Company cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. FGL Insurance and Hannover Re extended this agreement in subsequent years to include new business issued during 2017, 2018, and 2019. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP.

Kubera Reinsurance Transaction
Effective December 31, 2018, FGL Insurance entered into a reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera"), an unaffiliated reinsurer, to cede certain MYGA and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. The effects of this agreement are accounted for as reinsurance as it satisfies the risk transfer requirements for GAAP. Effective June 30, 2019, FGL Insurance and Kubera executed a letter of intent to amend this agreement and cede an additional $185 of MYGA GAAP reserves on a coinsurance funds withheld basis via a quota share percentage of certain issue years. The amended reinsurance agreement was executed on July 31, 2019.
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
Effective October 1, 2012, FGL Insurance entered into a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company ("Raven Re"), a wholly-owned subsidiary of FGL Insurance (the “Raven Reinsurance Agreement”), pursuant to which FGL Insurance ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295 letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGL Insurance takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re.
Effective January 1, 2019, the letter of credit facility was amended to reduce the available amount to $100 and extend the termination date to October 1, 2022, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2019 and 2018, Raven Re’s statutory capital and surplus was $33 and $20, respectively, in excess of the minimum level required under the Reimbursement Agreement.
The Front Street Reinsurance Transactions
Effective December 31, 2012, following regulatory approval, FGL Insurance entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with FSRC, an indirect wholly-owned subsidiary of the Company. Pursuant to the Cayman Reinsurance Agreement, FSRC reinsured a 10% quota share percentage of certain FGL Insurance annuity liabilities of approximately $1 billion and the funds withheld assets are $1 billion. As of December 31, 2019, ceded reserves are $756.
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
All intercompany balances have been eliminated in the preparation of the Company’s consolidated financial statements. However, these agreements have a material impact on the regulatory capital position of FGL Insurance and the effective tax rate of the Company. See “Note 13. Reinsurance” to our audited consolidated financial statements.

Regulation
Overview
FGL Insurance, Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”) and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the CARVM Treaty. FGL Insurance’s principal insurance regulatory authority is the IID; however, state insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGL NY Insurance,. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors and shareholders of those insurers. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
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
The IID completed a routine examination of FGL Insurance for the five year period ending 2017, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS completed a routine financial examination of FGL NY Insurance for the three year period ended December 31, 2012, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The Vermont Department of Financial Regulation has completed a routine financial examination of Raven Re for the five year period ending December 31, 2017, and found no material deficiencies and proposed no adjustments to the financial statements as filed.
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
In 2019, upon approval by the Iowa Commissioner, FGL Insurance declared and paid extraordinary dividends of $100 to its Parent, FGLH.
In recent calendar years, the Company's insurance subsidiaries have had the dividend capacity and paid ordinary dividends to us as set forth in this table:

	2019	2018	2017	2016	2015
FGL Insurance ordinary dividend capacity	$—	$—	$132	$124	$121
FGL Insurance ordinary dividends paid	—	—	25	—	—
F&G Life Re dividend capacity	1	1	201	—	—
F&G Re dividend capacity	74	10	—	—	—
FSRC dividend capacity	—	—	—	—	—
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

RBC Ratio
As of:
December 31, 2019	452%
December 31, 2018	447%
December 31, 2017	499%
December 31, 2016	412%
December 31, 2015	401%
See section titled "Bermuda Regulatory Framework-ECR and Bermuda Solvency Capital Requirements" in Item 1. Business for a discussion on Bermuda regulatory requirements that impact F&G Life Re.
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2019, FGL Insurance, FGL NY Insurance and Raven Re had two, zero and two ratios outside the usual range, respectively.  The IRIS ratios for total affiliated investments to capital and surplus and change in premium for FGL Insurance were outside the usual range.  The IRIS ratio for change in premium and adequacy of investment income for Raven Re were outside the usual range.
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
Regulation of Investments
FGL Insurance, FGL NY Insurance, and Raven Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, and Raven Re as of December 31, 2019 complied in all material respects with such regulations.
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
FIAs
In recent years, the U.S. Securities and Exchange Commission (“SEC”) and state securities regulators have questioned whether FIAs, such as those sold by us, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products, any of which may impose significant restrictions on our ability to conduct operations as currently operated. Under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. We expect the types of FIAs that FGL Insurance and FGL NY Insurance sell will meet these requirements and therefore are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs.
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
In March 2018, the United States Fifth Circuit Court of Appeals formally vacated the U. S. Department Labor “Fiduciary Rule” which would have imposed fiduciary duties upon insurance agents selling Individual Retirement Account (IRA) annuities and would have potentially had a material impact on the Company, its products, distribution, and business model. Since then, in June 2019, the U.S. Securities and Exchange Commission (SEC) adopted Regulation Best Interest imposing new sales practice standards on securities brokers, which does not directly impact the Company or its distributors, but gives impetus for the National Association of Insurance Commissioners (NAIC) and individual states to consider best interest proposals for insurance sales. The NAIC adopted an amended Suitability in Annuity Transactions Model Regulation in February 2020 incorporating a requirement that agents act in the best interest of consumers without putting their own financial interests or insurer’s interests ahead of consumer interests. It is expected individual states may soon begin to consider and adopt the NAIC model regulation. FGL NY Insurance already modified certain new business processes in response to the New York Department of Financial Services (NYDFS) best interest rule despite relatively low sales in New York. Management is following a legal challenge to nullify the NYDFS rule and will continue to monitor action by other state or federal agencies to implement sales practice rules affecting insurance agents selling fixed insurance or annuity products.

The SECURE Act
New and recently passed legislation may also impact the industry in which we compete. For example, the Setting Every Community Up for Retirement Enhancement Act of 2019, Pub.L. 116-94 (the “SECURE Act”), which took effect January 1, 2020, creates an opportunity for us and our competitors to pursue sales to employer retirement plan sponsors as well as our traditional customers. In addition, we and our competitors may implement operational changes to adapt to the effect of the new legislation. See section titled “The Setting Every Community Up for Retirement Enhancement Act of 2019, may impact our business and the markets in which we compete” in Item 1A. Risk Factors.

Employees
As of December 31, 2019, the Company had 352 employees. We believe that we have a good relationship with our employees.
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
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, negative investor sentiment and lower consumer spending, the demand for our insurance products could be adversely affected. Under such conditions, we may also experience an elevated incidence of policy lapses, policy loans, withdrawals and surrenders. In addition, our investments could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.
Concentration in certain states for the distribution of our products may subject us to losses attributable to economic downturns or catastrophes in those states.
Our top five states for the distribution of our products are California, Texas, Florida, New Jersey and Arizona. Any adverse economic developments or catastrophes in these states could have an adverse impact on our business.
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
During periods of increasing interest rates we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contractholders) thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition and results of operations. We have developed and maintain asset liability management (“ALM”) programs and procedures designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
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
We may experience spread income compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity. Our expectation for future spread income is an important component in amortization of deferred acquisition costs (“DAC”), deferred sales inducements ("DSI"), and value of business acquired (“VOBA”) under U.S. GAAP. Significant reductions in spread income may cause us to accelerate DAC, DSI, and VOBA amortization. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
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

Risks relating to the Pending Transaction with Fidelity National Financial, Inc. (FNF)

Completion of the Mergers is subject to the satisfaction of certain conditions, including regulatory and shareholder approvals, and there can be no assurances as to whether and when it may be completed.

On February 7, 2020, we announced that we had entered into the FNF Merger Agreement, by and among the Company, FNF, Merger Sub I and Merger Sub II. Upon the terms and subject to the conditions set forth in the FNF Merger Agreement, at the time of the closing of the transactions contemplated by the FNF Merger Agreement: (i) Merger Sub I will be merged with and into the Company with the Company surviving the First Merger and becoming a wholly owned subsidiary of FNF as a result of the First Merger in accordance with the CICL; and (ii) immediately following the First Merger, the Surviving Company will be merged with and into Merger Sub II with Merger Sub II surviving the Second Merger and remaining a wholly owned subsidiary of FNF as a result of the Second Merger in accordance with the CICL. Please see “Pending Transaction with Fidelity National Financial, Inc.” under “Item 1 Business” above for further discussion of the Mergers.
There can be no assurance that the proposed Mergers will be consummated. Consummation of the Mergers is subject to the satisfaction or waiver of customary conditions on or prior to the Closing Date, including, among other things, (i) the adoption of the FNF Merger Agreement, the Mergers and the other transactions contemplated thereby by the affirmative vote of the holders of ordinary shares of the Company representing at least two-thirds of the ordinary shares of the Company present and voting in person or by proxy as a single class at the shareholders’ meeting in accordance with the CICL and the Amended and Restated Memorandum and Articles of Association of the Company (as amended and restated), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining any requisite approvals, consents or authorizations from governmental authorities, including insurance regulators in the jurisdictions of domicile of our and FNF’s insurance subsidiaries, (iii) the absence of any injunction or applicable law or order preventing or prohibiting consummation of the Mergers, (iv) a declaration by the Securities and Exchange Commission (“SEC”) of the effectiveness of the Form S-4 to be filed with the SEC by FNF relating to the registration under the Securities Act of the shares of FNF’s common stock to be issued in the Mergers, (v) approval for listing by the New York Stock Exchange of the shares of FNF common stock to be issued in the Mergers and (vi) the receipt of an opinion of counsel or an accounting firm to the effect that, for U.S. federal income tax purposes, the Mergers, together with the purchase of the Series A Preferred Shares pursuant to the Series A Preferred Share Purchase Agreement, will constitute a reorganization within the meaning of Section 368(a) of the Code.

The FNF Merger Agreement contains certain provisions giving each of FNF and us the right to terminate the FNF Merger Agreement under certain circumstances. Capitalized terms used but not otherwise defined in this paragraph have the meanings set forth in the FNF Merger Agreement, which is included as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 7, 2020. We and FNF may terminate the FNF Merger Agreement by mutual written consent with the approval of the Company Special Committee and the board of directors or special committee of the board of directors of FNF. Subject to certain limitations, we or FNF may terminate the FNF Merger Agreement if (a) any Governmental Authority issues a final and nonappealable Order or a Law is in effect permanently preventing or prohibiting the Mergers, (b) the Company Required Vote has not been obtained at the Company Shareholder Meeting or (c) the Closing does not occur prior to November 7, 2020 (as such date may be extended to February 7, 2021, by FNF or us under certain circumstances in which the requisite regulatory approvals have not been obtained but all of the other closing conditions set forth in the FNF Merger Agreement have been satisfied or waived (other than those conditions that by their nature can only be satisfied at the closing)). Subject to certain limitations, we may terminate the FNF Merger Agreement (i) to enter into any Takeover Proposal Documentation regarding a Superior Proposal if the Company Special Committee determines that failure to take such actions would be inconsistent with the fiduciary duties of the directors under the Laws of the Cayman Islands or (ii) if there has been a breach by FNF, Merger Sub I or Merger Sub II of any representation, warranty, covenant or agreement contained in the FNF Merger Agreement to the extent such breach would result in the failure of a closing condition (subject to a 30-day cure period). Subject to certain limitations, FNF may terminate the FNF Merger Agreement if (A) the Company Special Committee makes an Adverse Recommendation Change, (B) our board of directors recommends to Company Shareholders that they approve or accept a Superior Proposal, (C) the Company enters into or publicly announces its intention to enter into any Takeover Proposal Documentation with respect to a Superior Proposal, (D) we fail to hold the Company Shareholders’ Meeting, (E) we willfully and materially breach any of our obligations concerning the go-shop process or non-solicitation of alternative transactions or (F) we breach any representation, warranty, covenant or agreement in the FNF Merger Agreement (other than if there is a Company Material Adverse Effect) to the extent such breach would result in the failure of a closing condition (subject to a 30-day cure period).
We may experience: the occurrence of an event, change or other circumstance that could give rise to the termination of the FNF Merger Agreement or could otherwise cause the transactions contemplated by the FNF Merger Agreement to fail to close; disruptions to the current plans and operations of the Company and FNF as a result of the announcement of the FNF Merger Agreement; an inability to complete the transactions contemplated by the FNF Merger Agreement, including due to failure to obtain approval of the shareholders of the Company or other conditions to closing in the Merger Agreement; delays in obtaining or the inability to obtain necessary regulatory approvals (including approval from insurance regulators) required to complete the Mergers; the imposition on us by regulators of terms, conditions, requirements, limitations, costs or restrictions that would delay the completion of the Mergers, the imposition of additional material costs on or limitations on the revenues after the Mergers, or limitations on some of the cost savings and other benefits that we expect following completion of the Mergers; changes in applicable laws or regulations; the risk that the transactions contemplated by the FNF Merger Agreement will not qualify for their intended tax treatment; adverse legal and regulatory developments or determinations or adverse changes in, or interpretations of, U.S. or other foreign laws, rules or regulations, including tax laws, rules and regulations, that could delay or prevent completion of the transactions contemplated by the FNF Merger Agreement, cause the terms of such transactions to be modified or change the anticipated tax consequences of such transactions; the possibility that we or FNF may be adversely affected by other economic, business, and/or competitive factors. As a result, we cannot provide any assurance that any such terms, conditions, requirements, limitations, costs, or restrictions will not result in the abandonment of the Mergers.
In addition, we cannot be certain that the other conditions to closing the Mergers will be satisfied (or waived, if applicable) in a timely manner or at all. Failure to, or any delay in, completing the Mergers could cause us to not realize some or all of the benefits that we expect to achieve if the Mergers are successfully completed within the expected timeframe.

Termination of the FNF Merger Agreement could negatively impact our financial condition and the share price of our common stock.

The FNF Merger Agreement provides that in certain specified circumstances, upon termination of the FNF Merger Agreement, we will be required to pay FNF a termination fee of either $40 or $67. Please see “Pending Transaction with Fidelity National Financial, Inc.” under “Item 1 Business” for further discussion of the termination fee. Depending on the circumstances requiring us to make this payment, doing so could materially adversely affect our business, financial condition and results of operations.

There can be no assurance that an adequate remedy will be available to us in the event of a breach of the FNF Merger Agreement by FNF or its affiliates, or that we will wholly or partially recover any damages incurred in connection with the proposed Mergers. In particular, a failed transaction may result in negative publicity and a negative impression of our business among our customers or in the investment community or business community generally, all of which could negatively impact our business. Any disruptions to our business resulting from the announcement and pendency of the proposed Mergers, including any adverse changes in our relationships with our customers, IMOs, business partners, and employees, may continue or accelerate in the event of a failed transaction. In addition, if the proposed Mergers are not completed, the share price of our ordinary shares could decline to the extent that the current market price of the our ordinary shares reflects an assumption that the proposed Mergers will be completed. Furthermore, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services, including legal, accounting, investment banking and advisory fees, and other transaction costs in connection with the proposed Mergers, for which it will have received little or no benefit if the proposed Mergers are not completed. Many of these fees and costs will be payable by us if the proposed Mergers are not completed and may relate to activities that we would not have undertaken other than to complete the proposed Mergers.

The announcement and pendency of the proposed Mergers may adversely affect our business and results of operations.

Uncertainty about the effect of the proposed Mergers on our employees, customers, and other parties with whom we have business relationships may have an adverse effect on our business and results of operations regardless of whether the proposed Mergers are completed. Particularly, these risks to our business include the following: (i) the impairment of our ability to attract, retain, or motivate our employees, or the loss of employees due to office closures; (ii) the diversion of significant management time and attention from ongoing business operations towards the completion of the proposed Mergers and management’s ability to grow and manage growth of our business profitably; (iii) difficulties maintaining relationships with customers, IMOs, and other business partners; (iv) competition; (v) delays or deferments of certain business decisions by our customers, IMOs, and other business partners; (vi) the inability to pursue alternative business opportunities or make appropriate changes to our business because the FNF Merger Agreement requires us to conduct our business in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the proposed Mergers without the prior written consent of FNF, even if such actions could prove beneficial; (vii) litigation relating to the proposed Mergers and the costs related thereto; and (viii) the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Mergers.
Each of the foregoing may be exacerbated by a delay in the completion of the proposed Mergers. Particularly, our management team will have devoted substantial time and resources to matters relating to the Mergers (including integration planning), and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to us as an independent company.

Lawsuits relating to the Mergers could be filed against us and adversely impact our business, financial condition and operating results.

Litigation is common in connection with acquisitions of public companies, regardless of any merits related to the claims. In the event lawsuits are filed against us, the outcome of the lawsuits would be uncertain, and we may not be successful in defending against any such claims. While we will defend against any lawsuits filed against us in connection with the Mergers, the costs of the defense of such actions and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

Certain of our shareholders have agreed to vote in favor of the Mergers, regardless of how our other shareholders vote.
Concurrently with the execution and delivery of the FNF Merger Agreement, we and FNF entered into Voting Agreements with certain of our shareholders representing, as of February 5, 2020, in the aggregate approximately 32.7% of the issued and outstanding our ordinary shares and all the issued and outstanding Series A Preferred Shares and Series B Preferred Shares. Pursuant to their respective Voting Agreements, these shareholders have agreed (capitalized terms used in the paragraph below but not otherwise defined have the meanings set forth in the applicable Voting Agreement, which are included as exhibits to our Current Report on Form 8-K, filed with the SEC on February 7, 2020):

•
unless the Company Special Committee has made an Adverse Recommendation Change that has not been rescinded or withdrawn, to vote all Subject Shares owned by them in favor of the approval of the FNF Merger Agreement, the Mergers and the other transactions contemplated thereby;

•
against any action or agreement that is recommended against by the Company Special Committee and that would reasonably be expected to impede, frustrate, interfere with, delay, postpone or adversely affect the consummation of the Mergers and the other transactions contemplated by the FNF Merger Agreement; and

•
in the event that the Company Special Committee has made an Adverse Recommendation Change that has not been rescinded or otherwise withdrawn, to vote all Subject Shares owned by them in favor of the approval of the FNF Merger Agreement, the Mergers and the other transactions contemplated thereby in the same proportion as the number of Company Ordinary Shares owned by Unaffiliated Shareholders that are voted in favor of the approval of the FNF Merger Agreement, the Mergers and the other transactions contemplated thereby bears to the total number of Shares owned by Unaffiliated Shareholders present (in person or by proxy) and voting at a meeting of the Company’s shareholders.

Accordingly, the Voting Agreements make it more likely that the necessary shareholder approval will be received for the Mergers than would be the case in the absence of the Voting Agreements.
Risks relating to estimates, assumptions and valuations
The pattern of amortizing our DAC, DSI, and VOBA balances relies on assumptions and estimates made by management. Changes in these assumptions and estimates could impact our results of operations and financial condition.
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
We have minimal experience to date on policyholder behavior for our GMWB products which we began issuing in 2008. If emerging experience deviates from our assumptions on GMWB utilization, it could have a significant effect on our reserve levels and related results of operations. Based on experience on GMWB utilization, which continues to emerge, we updated our GMWB utilization assumption during 2019, with a favorable impact on reserves. We will continue to monitor the GMWB utilization assumption and update our best estimate as applicable.
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
We have received inquiries from a number of state regulatory authorities regarding our use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. We have established procedures to periodically compare our in-force life insurance and annuity policies against the Death Master File or similar databases; investigate any identified potential matches to confirm the death of the insured; determine whether benefits are due; and attempt to locate the beneficiaries of any benefits due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. We believe we have established sufficient reserves with respect to these matters; however, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be identified which could be significant and could have a material adverse effect on our results of operations.
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
On June 10, 2016, the NAIC formally approved principle-based reserving for life insurance products with secondary guarantees, with an effective date of January 1, 2017. Effective October 2019, we began replacing our life insurance product portfolio to comply with the new 2017 CSO mortality requirement as well as the principle-based reserve (PBR) requirement.  As of January 1, 2020 all life insurance policies sold by F&G are PBR compliant.
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

“Fiduciary” Rule Proposals
Although the DOL fiduciary rule has been vacated in total, similar rules proposed by state officials or the SEC may have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. Compliance with such rules may require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could have adverse impact our business, results of operations and/or financial condition. Management will continue to monitor for potential action by state officials or the SEC to implement rules similar to the vacated DOL rule.
See section titled “Regulation” in Item 1. Business for further discussion on “fiduciary” rule proposals.
Bermuda and Cayman Islands Regulation
Our business is subject to regulation in Bermuda and the Cayman Islands, including the BMA and the CIMA. These regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or new products and services we may wish to offer in the future.
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
See section titled "Regulation" in Item 1. Business for further discussion of regulations in the Bermuda and Cayman Islands.
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
U.S. Tax Cuts and Jobs Act (“TCJA”)
In 2017, the United States enacted the Tax Cut and Jobs Act (“TCJA”), which amended many provisions of the Internal Revenue Code of 1986 (the “Code”). The TCJA contains provisions affecting the tax treatment of non-U.S. companies that can materially affect us. The TCJA includes provisions that reduce the U.S. corporate tax rate, impose a base erosion minimum tax on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates, and significantly accelerate taxable income and therefore cash tax expense by the imposition of other changes affecting life insurance companies, among others.
The TCJA also includes provisions that could materially affect our shareholders as a result of provisions that broaden the definition of United States shareholder for purposes of the controlled foreign corporation (“CFC”) rules and make it more difficult for a foreign insurance company to not be treated as a passive foreign investment company (“PFIC”). Independent of the TJCA, interpretations of U.S. federal income tax law, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a PFIC, or whether U.S. persons are required to include in their gross income “subpart F income” or related person insurance income (“RPII”) of a CFC, are subject to change, possibly on a retroactive basis. Regulations regarding the application of the PFIC rules to insurance companies and regarding RPII are only in proposed form. New regulations or pronouncements interpreting or clarifying the existing proposed Treasury regulations could be forthcoming. In addition to the TCJA, other legislative proposals or administrative or judicial developments could also result in an increase in the amount of U.S. tax payable by us or by an investor in our securities or reduce the attractiveness of our products. If any such developments occur, our business, financial condition and results of operation could be materially and adversely affected and could have a material and adverse effect on your investment in our securities.
The Base Erosion and Anti-Abuse Tax
The TCJA introduced a new tax called the Base Erosion and Anti-Abuse Tax (BEAT). The BEAT is a minimum tax and is calculated as a percentage (10% in 2019-2025, and 12.5% in 2026 and thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates (including premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance) of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).
For the year ended December 31, 2019, we believe that FGL Insurance did not incur tax liability under the BEAT. However, FGL Insurance has incurred BEAT in prior years, and it is possible that tax authorities may disagree with our BEAT calculations, or the interpretations on which those calculations were based, and assess additional taxes, interest and penalties, and the uncertainty regarding the correct interpretation of the BEAT may make such disagreements more likely.

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
In general. If either of our non-U.S. insurance subsidiaries is treated as recognizing RPII in a taxable year and is treated as a CFC for purposes of the RPII rules for such taxable year (a “RPII CFC”), each U.S. person that owns, directly or indirectly through non-U.S. entities, any of such non-U.S. insurance subsidiary’s stock as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII of such non-U.S. insurance subsidiary, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed (with certain adjustments). Each of our non-U.S. insurance subsidiaries generally will be treated as a CFC for purposes of the RPII rules if U.S. persons in the aggregate own (or are treated as owning) 25% or more of the total voting power or value of the Company’s stock on any day of the taxable year. Each of our non-U.S. insurance subsidiaries expects to be treated as a CFC for this purpose based on the ownership of its shares.
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
We do not believe that any of our non-U.S. insurance subsidiaries will earn more than a de minimis amount of RPII from insuring risks of such U.S. shareholders. Our Charter provides that no shareholder or holder (or, to its actual knowledge, any direct or indirect beneficial owner thereof) of our issued and outstanding shares, including any securities exchangeable for our share capital and all options, warrants, and contractual and other rights to purchase our share capital (“Derivative Securities”), that is a “United States person” (as defined in Section 957 of the Code) shall knowingly permit itself to hold (directly, indirectly or constructively within the meaning of Section

958 of the Code) 50% or more of the total voting power or of the total value of our issued and outstanding shares, including our Derivative Securities, in order to reduce the likelihood of us recognizing RPII. This limitation would not apply to a shareholder or holder of Derivative Securities that is a member of the Blackstone Group or FNF Group. In the event that any holder of our shares or Derivative Securities to whom this limitation applies contravenes such limitation, our board of directors may require such holder to sell or allow us to repurchase some or all of such holder’s shares or Derivative Securities at fair market value, as the board of directors and such holder agree in good faith, or to take any reasonable action that the board of directors deems appropriate. If a member of the Blackstone Group or FNF Group were to own (directly, indirectly or constructively) more than 50% of the total voting power or total value of our issued and outstanding shares, our subsidiaries may be treated as “related” to a member of the Blackstone Group or FNF Group, as applicable (or one of their affiliates) for these purposes. In such case, income of our non-U.S. insurance subsidiaries allocable to reinsuring risks of our U.S. subsidiaries (if any) would constitute RPII, and might trigger adverse RPII consequences to all U.S. persons that hold our ordinary shares directly or indirectly through non-U.S. entities, as described below.
RPII Exceptions - The RPII rules will not apply with respect to a non-U.S. insurance subsidiary for a taxable year if (1) at all times during its taxable year less than 20% of the total combined voting power of all classes of such non-U.S. insurance subsidiary’s voting stock and less than 20% of the total value of all of its stock is owned (directly or indirectly) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by such insurance subsidiary, respectively, or who are related persons to any such person or (2) its RPII (determined on a gross basis) is less than 20% of its insurance income (as so determined) for the taxable year, determined with certain adjustments. It is expected that one or both of these exceptions will apply to our non-U.S. insurance subsidiaries but because we cannot be certain of our future ownership or our ability to obtain information about our shareholders to manage such ownership to ensure that our subsidiaries qualify for one or both of these exceptions, there can be no assurance in this regard.
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
Under the look-through rule described above, we are deemed to own all of the assets and to have received all of the income of our wholly-owned subsidiaries, including our Iowa based insurance subsidiary, FGL Insurance, and our non-U.S. insurance subsidiaries. Taking into account the anticipated ratio of passive and non-passive income and assets of our subsidiaries, while not free from doubt, we do not believe that we were a PFIC for the taxable year ending December 31, 2019, and do not currently believe that we will be classified as a PFIC for the 2020 taxable year. Our actual PFIC status for our current taxable year or any subsequent taxable year, however, will not be determinable until after the end of such taxable year.
The determination as to whether we are a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. The PFIC rules as they relate to insurance companies were amended by the TCJA and there is considerable uncertainty regarding how certain aspects of the new rules will be interpreted. As a result of these uncertainties in the application of the PFIC rules to us and our subsidiaries, there can be no assurance that the IRS will not assert that we are PFIC for any taxable year or that a court will not sustain such assertion.
No final or temporary Treasury regulations currently exist regarding the application of the PFIC rules to an insurance company. However, proposed Treasury regulations were released in July 2019. The proposed Treasury regulations say that whether a company is engaged in the active conduct of an insurance business is a facts and circumstances test, but also introduce a “bright line” test providing that the active conduct requirement is met only if the insurance company’s “active conduct percentage” is at least 50%. In general, a company’s active conduct percentage is determined by dividing the company’s aggregate expenses for certain insurance-related services of its officers and employees (and the officers and employees of certain affiliates) by the company’s aggregate expenses for such insurance-related services (including those paid to unaffiliated persons). In addition, the proposed Treasury regulations modify and limit the application of the look-through rule described above in a manner that may make it more likely for FGL Holdings to be treated as a PFIC. The proposed Treasury regulations would also expand the circumstances in which a shareholder of a foreign corporation is treated as owning shares of a subsidiary that is treated as a PFIC, even if the foreign corporation is not treated as a PFIC. If these rules are finalized in their currently proposed form, there is a risk that we and/or foreign insurance company subsidiaries will be treated as PFICs, and that shareholders will be treated as owning indirectly interests in one or more PFICs.
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
The financial strength ratings of our insurance subsidiaries are significantly influenced by their statutory surplus amounts and capital adequacy ratios. In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, most of which are outside of our control, including, but not limited to, the following:

•	the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions);

•	the amount of additional capital our insurance subsidiaries must hold to support business growth and changes to the RBC calculation methodologies;

•	changes in statutory accounting or reserve requirements applicable to our insurance subsidiaries;

•	our ability to access capital markets to provide reserve relief;

•	changes in equity market levels, interest rates, and market volatility;

•	the value of certain fixed-income and equity securities in our investment portfolio;

•	changes in the credit ratings of investments held in our portfolio; and

•	the value of certain derivative instruments.
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
Our corporate affairs are governed by our Charter, the Companies Law (2020 Revision) of the Cayman Islands, as amended (the “Companies Law”) (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
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

Many states, including the jurisdictions where our principal insurance subsidiaries FGL Insurance and FGL NY Insurance are domiciled, have insurance laws and regulations that require advance approval by state agencies of any direct or indirect change in control of an insurance company that is domiciled in or, in some cases, has such substantial business that it is deemed to be commercially domiciled in that state. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which may delay, deter or prevent an acquisition that shareholders might consider in their best interests.
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
Various nationally recognized rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contractholder obligations. These ratings are important to maintaining public confidence in our products, our ability to market our products and our competitive position. Any downgrade or other negative action by a rating agency could have a materially adverse effect on us in many ways, including the following:

•	adversely affecting relationships with distributors, IMOs and sales agents, which could result in reduction of sales;

•	increasing the number or amount of policy lapses or surrenders and withdrawals of funds;

•	requiring a reduction in prices for our insurance products and services in order to remain competitive;

•	adversely affecting our ability to obtain reinsurance at a reasonable price, on reasonable terms or at all;

•	adversely affecting our ability to grow offshore reinsurance business; and

•	requiring us to collateralize reserves, balances or obligations under reinsurance and derivatives agreements.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion on credit risk and counterparty risk.
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
See section titled "Outsourcing” in Item 1. Business for functions we outsource to third-party service providers.

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

The Setting Every Community Up for Retirement Enhancement Act of 2019, may impact our business and the markets in which we compete

The Setting Every Community Up for Retirement Enhancement Act of 2019, Pub.L. 116-94 (the “SECURE Act”), was signed into law on December 20, 2019 as part of the Further Consolidated Appropriations Act, 2020 and takes effect in certain respects as early as January 1, 2020. The SECURE Act contains provisions that may impact our business, including: elimination of the “stretch IRA” (funds from inherited IRAs must now be fully withdrawn by beneficiaries within 10 years of the account owner’s death and, as a result, IRAs may be less desirable to our customers, and our administrative system for handling distributions from IRAs invested in our annuity products may need to be updated to reflect the shortened distribution period for IRA beneficiaries); elimination of age limit for making traditional IRA contributions; raising of the age for required minimum distributions from IRAs from 70½ to 72 (particularly impacting our administrative system for handling distributions from IRAs invested in our annuity products); expansion of 401K plan eligibility for part-time workers; creation of new employer protections for offering annuities, including a fiduciary safe harbor for employer retirement plan sponsors that wish to add in-plan annuity products (particularly impacting how we and our competitors may now sell annuity products to employers or provide certifications necessary to meet the SECURE Act fiduciary safe harbor requirements); and lowering of barriers for offering multiple employer plans. The SECURE Act changes may also affect, to some extent, the length of time that IRA assets remain in our annuity products. While we cannot predict whether, or to what extent, the SECURE Act will ultimately impact us, the SECURE Act may have implications for our business operations and the markets in which we compete. See section titled “The SECURE Act” in Item 1. Business.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our headquarters at 601 Locust Street, Des Moines, Iowa, and sublease property in Baltimore, Maryland. Such leases expire December 2020 and May 2021, respectively. In December 2019, we entered into a lease for a new headquarters located at 801 Grand Avenue, Des Moines, Iowa. We anticipate occupation of the premises by late 2020. We believe our existing facilities are suitable and adequate for our present purposes. As of January 2020, we believe that our Des Moines, Iowa, and Baltimore, Maryland, properties will be sufficient for us to conduct our operations.

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
As of February 24, 2020, there were approximately 51 holders of record of our ordinary shares. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Dividends on Ordinary Shares
As previously disclosed, in December 2018, the Company's board of directors approved the implementation of a quarterly cash dividend of $0.01 per ordinary share, beginning in the first quarter of fiscal year 2019. The dividend equates to $0.04 per share on a full-year basis. The payment of cash dividends on ordinary shares in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends on ordinary shares will be within the discretion of the Company’s board of directors at such time. In addition, the terms of the preferred shares and agreements governing the indebtedness of the Company and its subsidiaries contain restrictions on the Company’s ability to declare and pay dividends. For further discussion on dividends and other distribution payment limitations, see “Note 9. Equity” to our audited consolidated financial statements.

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
The following graph shows a comparison from July 8, 2016 (the date our ordinary shares commenced trading on the Nasdaq) through December 31, 2019 of the cumulative total return for our ordinary shares with the comparable cumulative return of two indices: the Standard & Poor's 500 Stock Index (S&P 500 Index) and the S&P 500 Life & Health Insurance Index. The graph assumes that $100 was invested at the market close on July 8, 2016 in ordinary shares of FGL Holdings and the two indices and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Sales of Equity Securities
There were no sales of unregistered securities other than as previously reported by the Company in either its quarterly reports on Form 10-Q or current reports on Form 8-K.
As previously disclosed, on December 21, 2018, we issued a total of 3,813,476 stock options outside our 2017 Omnibus Incentive Plan to Christopher Blunt, our Chief Executive Officer, as an inducement material to Mr. Blunt’s entry into employment with FGL Holdings. For 3,200,000 of such stock options, fifty percent vest in five equal annual installments beginning on December 21, 2019, subject to continued employment, with the remaining fifty percent vesting in five equal installments beginning on December 21, 2019 based on attainment of performance objectives to be established by the board of directors on an annual basis, subject to continued employment. For 613,476 of such stock options, fifty percent vest in three equal annual installments beginning on March 15, 2021 based on attainment of specified return on equity performance metrics, subject to continued employment, with the remaining fifty percent vesting in five equal installments beginning on March 15, 2020 based on attainment of specified minimum stock prices, subject to continued employment.
Also on December 21, 2018, we issued a total of 2,106,738 stock options outside our 2017 Omnibus Incentive Plan to Jonathan Bayer, our Head of Corporate Development & Strategy, as an inducement material to Mr. Bayer’s entry into employment with FGL Holdings. For 1,800,000 of such stock options, fifty percent vest in five equal annual installments beginning on December 21, 2019, subject to continued employment, with the remaining fifty percent vesting in five equal installments beginning on December 21, 2019 based on attainment of performance objectives to be established by the board of directors on an annual basis, subject to continued employment. For 306,738 of such stock options, fifty percent vest in three equal annual installments beginning on March 15, 2021 based on attainment of specified return on equity performance metrics, subject to continued employment, with the remaining fifty percent vesting in five equal installments beginning on March 15, 2020 based on attainment of specified minimum stock prices, subject to continued employment.

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
The following table provides information about our repurchases of our ordinary shares during the quarter ended December 31, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Period
October 1 to October 31, 2019	2,030	$8.34	2,030	$81
November 1 to November 30, 2019	—	—	—	81
December 1 to December 31, 2019	—	—	—	81
(1) On December 19, 2018, the Company’s board of directors authorized and the Company announced a share repurchase program of up to $150 million of the Company’s outstanding ordinary shares. This repurchase program will expire on December 15, 2020, and may be modified at any time.
The company's offer to exchange any and all of its outstanding warrants for 0.11 ordinary shares of the Company, par value $0.0001, and $0.98, in cash, without interest, per warrant expired on October 4, 2018. A total of 65,374 warrants were properly tendered prior to the expiration of the offer to exchange. On October 9, 2018, the Company issued an aggregate of 7,191 ordinary shares and paid $64 million in cash in exchange for the warrants tendered. After completion of the offer to exchange, 5,510 warrants remain outstanding, which will expire on November 30, 2022, or upon earlier redemption or liquidation.

Item 6. Selected Financial Data

We have prepared the following selected financial data as of and for the years ended December 31, 2019 and December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 31, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor years ended September 30, 2017, and 2016.
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

	FGL Holdings			Fidelity & Guaranty Life
	Year ended		Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017
(In millions, except share data)	December 31, 2019	December 31, 2018
				Predecessor
SUMMARY OF OPERATIONS
Total operating revenues	$2,113	$711	$165	$362
Total benefits and expenses	1,513	653	144	314
Net income (loss)	$507	$13	$(91)	$28

PER SHARE DATA
Net income per common share - basic	$2.19	$(0.07)	$(0.44)	$0.48
Net income per common share - diluted	$2.19	$(0.07)	$(0.44)	$0.47
Cash dividends declared per common share	$0.04	$—	$—	$0.065
Common shares outstanding (includes treasury shares of 8.7 and 0.6 for the years ended December 31, 2019 and December 31, 2018 respectively)	221.8	221.1	214.4	59.0

BALANCE SHEET DATA
Total investments	$27,954	$23,917	$23,604	$23,326
Total assets	36,714	30,945	29,923	29,227
Total debt	542	541	412	405
Total liabilities	33,971	30,055	27,960	26,943
Total equity	2,743	890	1,963	2,284
Total equity excluding AOCI	2,262	1,827	1,888	1,729

	Fidelity & Guaranty Life
	Period from October 1 to December 31, 2016 (Unaudited)	Year ended
(In millions, except share data)		September 30, 2017	September 30, 2016
	Predecessor	Predecessor	Predecessor
SUMMARY OF OPERATIONS
Total operating revenues	$340	$1,530	$1,139
Total benefits and expenses	171	1,173	964
Net income	$108	$223	$97

PER SHARE DATA
Net income per common share - basic	$1.85	$3.83	$1.67
Net income per common share - diluted	$1.85	$3.83	$1.66
Cash dividends declared per common share	$0.065	$0.26	$0.26
Common shares outstanding	59.0	58.9	59.0

BALANCE SHEET DATA
Total investments	$21,076	$23,072	$21,025
Total assets	26,952	28,965	27,035
Total debt	400	405	400
Total liabilities	25,200	26,718	25,101
Total equity	1,752	2,247	1,934
Total equity excluding AOCI	1,599	1,704	1,495

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
Basis of Presentation
As a result of the completion of the Business Combination on November 30, 2017, our Consolidated Financial Statements included elsewhere in the Annual Report are presented: (i) as of December 31, 2019 and for the year ended December 31, 2019; (ii) as of December 31, 2018 and the year ended December 31, 2018; (iii) for the period December 1, 2017 to December 31, 2017; (iv) for the period October 1, 2017 to November 30, 2017 (Predecessor); (v) for the unaudited period October 1, 2016 to December 31, 2016 (Predecessor); and (vi) for the year ended September 30, 2017 (Predecessor). In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present the Predecessor’s year ended September 30, 2017 results. We believe this discussion provides helpful information with respect to performance of our business during those respective periods. In Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this Form 10-K, we discuss consolidated financial results for the year ended December 31, 2019 compared to the year ended December 31, 2018. Discussion for the period December 1, 2017 to December 31, 2017, the period October 1, 2017 to November 30, 2017 (Predecessor), the unaudited period October 1, 2016 to December 31, 2016 (Predecessor), and the year ended September 30, 2017 (Predecessor) is included within our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
See “Item 1. Business” for a detailed discussion of FGL Holdings company overview, strategy and products, as well as the February 7, 2020 announcement of an agreement to be acquired by Fidelity National Financial, Inc.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2019, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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

Competition
Please refer to the section titled "Competition" in Item 1. Business for discussion on our competition.
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

	Annuity Sales			IUL Sales
(Dollars in millions)	2019	2018	2017	2019	2018	2017
First Quarter	$1,053	$778	$732	$8	$6	$14
Second Quarter	1,122	769	582	10	7	9
Third Quarter	797	842	588	9	7	6
Fourth Quarter	921	957	623	11	8	7
Total	$3,893	$3,346	$2,525	$38	$28	$36

Key Components of Our Historical Results of Operations
Under U.S. GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income; surrender, cost of insurance, and other charges deducted from contractholder funds; and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of deferred acquisition cost (“DAC”), deferred sales inducements ("DSI"), and value of business acquired (“VOBA”), other operating costs and expenses, and income taxes.
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
The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to offset the statutory reserve impact of the index credits due to policyholders under the FIA contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. We attempt to manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spread, or participation rates, subject to certain guaranteed minimums, on each contracts anniversary date. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
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
Beginning with the quarter ended December 31, 2018, the Company updated its AOI definition to remove the incremental change due to the impact of the fair value accounting election for international subsidiaries. Management believes this revision will enhance the understanding of our business as the Company executes its growth strategy through international third party assumed business and is more relevant to investors as the impact of fair value accounting election can create an increase/decrease in the assumed liabilities that does not match the increase/decrease of the corresponding assets. This change will be applied on a prospective basis as the Company executes its growth strategy through international third party assumed reinsurance.
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
F&G Re and FSRC have elected to apply the fair value option to account for its funds withheld receivables. F&G Re and FSRC measure fair value of the funds withheld receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. The valuation of AFS securities by F&G Re and FSRC follows the same process as the Company, as outlined above.

We categorize our AFS securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source and hierarchy level as of December 31, 2019 and December 31, 2018.

	As of December 31, 2019
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third party pricing services	$714	$21,250	$1,043	$23,007
Priced via independent broker quotations	—	—	1,720	1,720
Priced via other methods	—	—	1	1
Total	$714	$21,250	$2,764	$24,728
Available-for-sale embedded derivative:
Priced via other methods	—	—	21	21
Total	$714	$21,250	$2,785	$24,749
% of Total	3%	86%	11%	100%

	As of December 31, 2018
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third party pricing services	$833	$19,185	$15	$20,033
Priced via independent broker quotations	—	—	1,692	1,692
Priced via other methods	—	—	716	716
Total	$833	$19,185	$2,423	$22,441
Available-for-sale embedded derivative:
Priced via other methods	—	—	14	14
Total	$833	$19,185	$2,437	$22,455
% of Total	4%	85%	10%	99%

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
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the years ended December 31, 2019 and December 31, 2018, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See "Note 5. Derivative Financial Instruments” and "Note 6. Fair Value of Financial Instruments” to our audited consolidated financial statements for a more complete discussion.
As discussed in “Item 1. Business”, FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGA and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. This arrangement creates an obligation for FGL Insurance to pay Kubera at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets” if in a net gain position, or “Other liabilities”, if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains (losses)” on the Consolidated Statements of Operations.

Evaluation of OTTI
We have a policy and process in place to evaluate securities and mortgage loans in our investment portfolio quarterly to assess whether there has been an OTTI. This evaluation process entails considerable judgment and estimation and involves monitoring market events and other items that could impact issuers. See "Note 2. Significant Accounting Policies and Practices" and "Note 4. Investments" to our audited consolidated financial statements for a more complete discussion over the Company's OTTI policy.
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
Changes in assumptions can have a significant impact on DAC, DSI and VOBA, amortization rates and results of operations. Assumptions are management’s best estimate of future outcomes, and require considerable judgment. We periodically review assumptions against actual experience, and update our assumptions based on historical results and our best estimates of future experience when additional information becomes available.
Estimated future gross profits are sensitive to changes in interest rates, which are the most significant component of gross profits. Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults. Significant assumptions also include policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions.
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

(Dollars in millions)	As of December 31, 2019
A change to the long-term interest rate assumption of -50 basis points	$(26)
A change to the long-term interest rate assumption of +50 basis points	21
An assumed 10% increase in surrender rate	(1)
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

A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in the years ended December 31, 2019 and December 31, 2018 on the fixed annuity products averaged 4%, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
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
At issue, and at each subsequent valuation, we determine the present value of the cost of the GMWB rider benefits in excess of benefits that are funded by the account value. We also calculate the expected value of the future rider charges providing for these benefits. We accumulate a reserve equal to the portion of these fees that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges, and determined necessary. We have minimal experience to date on policyholder behavior for our GMWB products which we began issuing in 2008. As a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.
Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of December 31, 2019 are summarized as follows:

(Dollars in millions)	Direct	Reinsurance Recoverable	Net
Fixed indexed annuities	$18,058	$—	$18,058
Fixed rate annuities	4,477	(892)	3,585
Immediate annuities	3,291	(133)	3,158
Universal life	1,633	(1,017)	616
Traditional life	2,007	(1,171)	836
Offshore reinsurance	1,953	—	1,953
Total	$31,419	$(3,213)	$28,206
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
At each reporting date, management considers evidence that could impact the future realization of deferred tax assets. As of December 31, 2019, management gathered the following evidence concerning the future realization of deferred tax assets:
Positive Evidence:

•	As of December 31, 2019, we were in a cumulative income position based on pre-tax income over the prior 12 quarters;

•	We are projecting pre-tax GAAP income from continuing operations or we have tax planning opportunities in which to affect realization;

•	We have a history of utilizing all significant tax attributes before they expire;

•	For U.S. Life Companies, under new tax laws, net operating losses generated after December 31, 2017 can be carried forward indefinitely; and

•	We have net unrealized capital gains as of December 31, 2019.
Negative Evidence:

•	§382 limited carry-forwards reduce our ability to utilize tax attributes in future years; and

•	Brief carryback/carry-forward period for capital losses.
Based on management’s evaluation of the above positive and negative evidence, management concluded that a valuation allowance continues to be necessary for the deferred tax assets of the non-life insurance companies and FSRC capital deferred tax assets at December 31, 2019. Management also concluded that a valuation allowance is no longer needed for US life insurance companies, as they do not have unrealized deferred tax assets, and for FSRC ordinary deferred tax assets. For the year ended December 31, 2019, the valuation allowance release recorded to the income statement related to the items above was $39.

Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our audited consolidated financial statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following table sets forth the consolidated results of operations for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Revenues:
Premiums	$40	$54	$3	$7	$11	$42
Net investment income	1,229	1,107	92	174	240	1,005
Net investment gains (losses)	674	(629)	42	146	51	316
Insurance and investment product fees and other	170	179	28	35	38	167
Total revenues	2,113	711	165	362	340	1,530
Benefits and expenses:
Benefits and other changes in policy reserves	1,057	423	124	227	20	843
Acquisition and operating expenses, net of deferrals	330	181	16	51	28	137
Amortization of intangibles	126	49	4	36	123	193
Total benefits and expenses	1,513	653	144	314	171	1,173
Operating income	600	58	21	48	169	357
Interest expense	(32)	(29)	(2)	(4)	(6)	(24)
Income (loss) before income taxes	568	29	19	44	163	333
Income tax (expense) benefit	(61)	(16)	(110)	(16)	(55)	(110)
Net income (loss)	$507	$13	$(91)	$28	$108	$223
Less Preferred stock dividend	31	29	2	—	—	—
Net income (loss) available to common shareholders	$476	$(16)	$(93)	$28	$108	$223
The following table summarizes sales by product type for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Fixed index annuities ("FIA")	$2,820	$2,283	$175	$287	$551	$1,868
Fixed rate annuities ("MYGA")	776	758	47	114	97	546
Institutional spread based	297	305	—	—	—	136
Total annuity	$3,893	$3,346	$222	$401	$648	$2,550

Index universal life ("IUL")	$38	$28	$3	$4	$17	$46

Flow reinsurance	$394	$185	$8	$—	$—	$—

•
FIA and MYGA sales during the years ended December 31, 2019 and December 31, 2018 are the result of disciplined pricing to achieve profit and capital targets. Increased FIA sales during the year ended December 31, 2019 compared to December 31, 2018 reflect the Company’s growth strategy.

•	Institutional spread based products reflect funding agreements with Federal Home Loan Bank, under an investment strategy that is as subject to fluctuation period to period.

•
The increase in flow reinsurance during the year ended December 31, 2019 compared to December 31, 2018 reflect F&G Re's assumed third party flow reinsurance which includes the on-boarding of F&G Re's new flow reinsurance partner effective January 1, 2019.

Revenues

Premiums

Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. The traditional life insurance premiums are primarily related to the return of premium riders on traditional life contracts. The following table summarizes premium revenue for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Traditional life insurance	$26	$30	$3	$6	$10	$27
Life-contingent immediate annuity	14	24	—	1	1	15
Premiums	$40	$54	$3	$7	$11	$42

•	Traditional life insurance premiums for the year ended December 31, 2019 reflect a decrease compared to December 31, 2018 due to the continuing maturing of the return of premium block of business.

•
Immediate annuity premiums for the year ended December 31, 2019 reflect a decrease compared to December 31, 2018 as a result of policyholder behavior for annuitizations as well as FGL Insurance's reinsurance agreements with Kubera Insurance (SAC) Ltd. ("Kubera"), effective December 31, 2018 and June 30, 2019.

Net investment income
Below is a summary of net investment income ("NII") for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Fixed maturity securities, available-for-sale	$1,054	$1,009	$80	$164	$228	$953
Equity securities	73	73	6	5	10	41
Funds withheld	65	28	2	—	—	—
Limited partnerships	81	17	1	3	1	5
Mortgage loans, invested cash, and other investments	72	50	4	6	6	28
Gross investment income	1,345	1,177	93	178	245	1,027
Investment expense	(116)	(70)	(1)	(4)	(5)	(22)
Net investment income	$1,229	$1,107	$92	$174	$240	$1,005
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Yield on AAUM (at amortized cost)	4.49%	4.32%	4.48%	4.93%	4.85%	4.95%
Less: Fixed interest credited and option cost	(2.26)%	(2.37)%	(2.47)%	(2.49)%	(2.56)%	(2.53)%
Net investment spread	2.23%	1.95%	2.01%	2.44%	2.29%	2.42%
AAUM	$27,358	$25,619	$24,722	$21,167	$19,768	$20,324

•
The increase in AAUM from December 31, 2018 to December 31, 2019 is primarily the result of $2.1 billion net new business asset flows and an offshore $0.9 billion assumed third-party block reinsurance transaction, partially offset by $0.9 billion reinsurance cession to Kubera.

•
NII for the year ended December 31, 2019 compared to December 31, 2018 increased primarily as a result of portfolio reposition uplift and invested asset growth, as described above, partially offset by higher planned for asset management fees. The volume increase period over period resulted in net investment income growth of $75, with the remaining $47 driven by an increase in rate.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$176	$(334)	$5	$6	$—	$(19)
Net realized and unrealized gains (losses) on certain derivatives instruments	434	(250)	37	138	39	348
Change in fair value of funds withheld for reinsurance receivables and reinsurance related embedded derivatives (a)	57	(42)	—	1	12	(16)
Change in fair value of other derivatives and embedded derivatives	7	(3)	—	1	—	3
Net investment gains (losses)	$674	$(629)	$42	$146	$51	$316
(a) Change in fair value of reinsurance related embedded derivatives starting December 1, 2017 and after is due to F&G Re and FSRC unaffiliated third party business under the fair value option election. Starting January 1, 2019, the balance also includes activity related to the FGL Insurance and Kubera reinsurance treaty. The predecessor periods activity is due to the FGL Insurance and FSRC reinsurance treaty.

•
Net investment gains for the year ended December 31, 2019 include realized gains on available-for-sale securities of $69 primarily resulting from the execution of planned portfolio re-positioning strategies, $127 of realized and unrealized gains on equity securities, and $23 of impairment losses.

•
Net investment losses for the year ended December 31, 2018 include realized losses on available-for-sale securities of $160 primarily resulting from the execution of planned portfolio re-positioning strategy following the completion of the merger, $142 of realized and unrealized losses on equity securities, and $24 of impairment losses.

•
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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are as follows for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Call Options:
Gains (losses) on option expiration	$(41)	$3	$1	$73	$—	$212
Change in unrealized gains (losses)	445	(247)	33	56	39	126
Futures contracts:
Gains (losses) on futures contracts expiration	23	(7)	2	7	1	7
Change in unrealized gains (losses)	4	(1)	1	2	(1)	3
Foreign currency forward:
Gains (losses) on foreign currency forward	3	2	—	—	—	—
Total net change in fair value	$434	$(250)	$37	$138	$39	$348

Annual Point-to-Point Change in S&P 500 Index during the period	28%	(6)%	1%	5%	3%	16%

•
Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains (losses) on option expiration reflect the movement during the years ended December 31, 2019 and 2018 on options settled during the respective period.

•
Additionally, the change in unrealized gains and losses due to fair value of call options are primarily driven by the underlying performance of the S&P 500 Index during each respective year relative to the S&P 500 Index on the policyholder buy dates.

The average index credits to policyholders are as follows for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Average Crediting Rate	2%	4%	6%	6%	2%	4%
S&P 500 Index:
Point-to-point strategy	3%	4%	4%	4%	4%	4%
Monthly average strategy	2%	4%	4%	4%	2%	3%
Monthly point-to-point strategy	—%	4%	10%	10%	1%	4%
3 year high water mark	18%	15%	13%	16%	15%	13%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits. Market volatility compared to previous years can impact index credits differently than overall S&P 500 Index appreciation.

•
The credits for the periods presented above were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Favorable S&P 500 Index performance at different points in these periods caused favorable changes in crediting rates for the 3 year high water mark strategy in the year ended December 31, 2019 compared to the year ended December 31, 2018. Unfavorable S&P 500 Index performance at different points in the periods presented caused a decline in crediting rates in the point-to-point, monthly average, and monthly point-to-point strategies due to lower equity returns in the year ended December 31, 2019 compared to December 31, 2018.
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

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Surrender charges	$30	$44	$3	$10	$7	$34
Cost of insurance fees and other income	140	135	25	25	31	133
Total insurance and investment product fees and other	$170	$179	$28	$35	$38	$167

•	Surrender charges were higher in the prior year, primarily due to a higher number of universal life policy surrenders.

•
Cost of insurance fees and other income changed year over year primarily due to the amortization of the deferred reinsurance gain established at the inception of FGL Insurance's reinsurance agreement with Kubera, effective December 31, 2018 and amended June 30, 2019, and the amortization of unearned revenue liability.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
FIA embedded derivative impact	$391	$(404)	$7	$39	$(136)	$6
Index credits, interest credited & bonuses	477	688	28	151	112	649
Annuity payments	138	150	13	25	40	152
Other policy benefits and reserve movements	73	(12)	71	12	4	36
Change in fair value of reserve liabilities held at fair value	(22)	1	5	—	—	—
Total benefits and other changes in policy reserves	$1,057	$423	$124	$227	$20	$843

•
The FIA embedded derivative impact on reserve changes for the periods presented above are driven by changes in the equity markets and risk free rates during the respective periods. The change in risk free rates increased the FIA embedded derivative reserves by approximately $164 and reduced the FIA embedded derivative reserves by approximately $36 for the years ended December 31, 2019 and December 31, 2018, respectively. Equity market movements increased reserves by $266 and decreased reserves by $269 for the years ended December 31, 2019 and December 31, 2018, respectively. The change in equity market also impacts the market value of the derivative assets hedging our FIA policies. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
Annually, the Company reviews assumptions associated with reserves for policy benefits and product guarantees. The years ended December 31, 2019 and December 31, 2018 included a decrease of $13 and $5 related to the annual surrender assumption update.

•
Index credits, interest credited & bonuses changed during the periods presented primarily due to changes in the amount of index credits on FIA policies reflecting the fluctuation in performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related changes in the options and futures which fund FIA index credits. Increased index credits, interest credited & bonuses for the years ended December 31, 2019 and December 31, 2018 also reflect increased sales volume for FIA products.

•	The change in the fair value of reserve liabilities held at fair value for the year ended December 31, 2019 was primarily due to assumption updates on F&G Re and FSRC's assumed business.
Acquisition and operating expenses, net of deferrals
Below is a summary of acquisition and operating expenses, net of deferrals for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
General expenses	$160	$150	$11	$47	$25	$120
Acquisition expenses	541	348	27	44	92	310
Deferred acquisition costs	(371)	(317)	(22)	(40)	(89)	(293)
Total acquisition and operating expenses, net of deferrals	$330	$181	$16	$51	$28	$137

•
The increase in acquisition and operating expenses, net of deferrals, during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily related to F&G Re closed block reinsurance transaction initial ceding commission (a corresponding offset is recognized in reserves under the fair value option election), ceding commissions on flow reinsurance, and project related costs, partially offset by a decrease in the preferred equity remarketing reimbursement embedded derivative liability.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Amortization	$156	$64	$8	$56	$136	$280
Interest	(35)	(24)	(2)	(10)	(13)	(57)
Unlocking	5	9	—	(10)	—	(30)
Total amortization of intangibles	$126	$49	$6	$36	$123	$193

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). The change in amortization year over year is the result of actual gross profits ("AGPs") in each period on the DAC and VOBA lines of business ("LOBs"). The increase in amortization year over year was driven primarily by an increase in net investment gains.

•
Annually, the Company reviews assumptions associated with the amortization of intangibles. For the year ended December 31, 2019, this resulted in a decrease in future expected margins and an increase of $3 amortization expense reported as a component of “unlocking”. In 2018, this assumption review process resulted in an increase in future expected margins and a corresponding decrease of $2 amortization expense.

Other items affecting net income
Interest expense
The interest expense and amortization of debt issuance costs of the Company's debt for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Debt	$32	$29	$2	$3	$5	$19
Revolving credit facility	—	2	—	1	1	5
Gain on extinguishment of debt	—	(2)	—	—	—	—
Total interest expense	$32	$29	$2	$4	$6	$24

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

•
The year ended December 31, 2018 reflects a $2 gain on extinguishment of the $300 debt, and interest on the 5.50% senior notes beginning April 20, 2018. The year ended December 31, 2019 reflects a full year of interest on the 5.50% senior notes.

Income tax (expense) benefit
Below is a summary of the major components included in Income tax expense for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Income before taxes	$568	$29	$19	$44	$163	$333

Income tax before valuation allowance and tax law impact	100	(22)	(8)	14	55	111
Change in tax law impact	—	—	131	—	—	—
Change in valuation allowance	(39)	38	(13)	2	—	(1)
Income tax expense	$61	$16	$110	$16	$55	$110
Effective rate	11%	55%	579%	37%	34%	33%

•
Income tax expense for the year ended December 31, 2019 was affected by the impact of the valuation allowance release, the benefit of low taxed international income in excess of the withholdings taxes, and favorable permanent adjustments, including low income housing credits and the dividends received deduction.

•
Income tax expense for the year ended December 31, 2018 was affected by the impact of the valuation allowance expense, partially offset by the benefit of low taxed international income in excess of the BEAT, and favorable permanent adjustments, including low income housing credits and the dividends received deduction.

In assessing the recoverability of our deferred tax assets, we regularly consider the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. See "Note 11. Income Taxes" to our audited consolidated financial statements for additional information regarding deferred tax assets and our analysis for recoverability.

AOI
The table below shows the adjustments made to reconcile net income to AOI and AOI available to common shareholders for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Net income (loss)	$507	$13	$(91)	$28	$108	$223
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets (a)	(170)	288	—	(6)	(1)	13
Impacts related to changes in the fair values of FIA related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impacts of assumed reinsurance by our international subsidiaries (a) (b)	(19)	(25)	(8)	(10)	(92)	(95)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets (a)	27	—	—	(1)	(10)	11
Effects of integration, merger related & other non-operating items	(1)	40	(8)	29	—	—
Effects of extinguishment of debt	—	(2)	—	—	—	—
Tax effect of affiliated reinsurance embedded derivative	—	—	(20)	—	—	—
Net impact of Tax Cuts and Jobs Act (c)	—	3	131	—	—	—
Tax impact of adjusting items	7	(31)	(1)	(4)	36	25
AOI	$351	$286	$3	$36	$41	$177
Less Preferred stock dividend	$31	$29	$2	$—	$—	$—
AOI available to common shareholders	$320	$257	$1	$36	$41	$177
(a) Amounts are net of offsets related to value of business acquired ("VOBA"), deferred acquisition cost ("DAC"), deferred sale inducement ("DSI"), unearned revenue ("UREV") and cost of reinsurance amortization, as applicable.
(b) The updated definition of AOI removes the impact of fair value accounting of FIA products for periods after December 31, 2017 and the fair value accounting impacts of assumed reinsurance by our international subsidiaries for periods after September 30, 2018. Included in the one-month period ended December 31, 2017 is the impact of the immaterial error resulting from the model code error, net of VOBA amortization.
(c) For the year ended December 31, 2018, the Company recorded an immaterial out of period adjustment related to the December 1, 2017 fair value of the deferred income tax valuation allowance acquired from the Business Combination.  See "Note 2. Significant Accounting Policies and Practices" for additional information.

•
AOI increased for the year ended December 31, 2019 primarily due to increased investment spread as a result of portfolio repositioning activity, disciplined crediting rate strategy, and invested asset growth. Included in these results were $30 net favorable actual to expected mortality within the single premium immediate annuity (“SPIA”) product line, $21 favorable market movement on the futures and options contracts held to economically hedge our indexed products, $18 tax benefit due to the release of the FSRC valuation allowance, and $11 net favorable adjustments resulting from the annual review of DAC, VOBA, and our international subsidiaries assumptions, partially offset by $23 project expenses.

•
AOI increased for the year ended December 31, 2018, primary as a result of an increase in net investment income. Included in these results were favorable items related to $24 net tax benefit realized upon recapture of affiliated reinsurance (pursuant to a tax reform strategy), $22 net favorable actual to expected mortality within the SPIA product line and other reserve adjustments, $5 bond prepay income and other; partially offset by $9 unfavorable market movement on futures and options contracts held to economically hedge our indexed products and $5 project expenses.

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
As of December 31, 2019 and December 31, 2018, the fair value of our investment portfolio was approximately $28 billion and $24 billion, respectively, and was divided among the following asset class and sectors:

	December 31, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$34	—%	$119	—%
United States Government sponsored entities	134	—%	106	—%
United States municipalities, states and territories	1,343	5%	1,187	5%
Foreign Governments	155	1%	121	1%
Corporate securities:
Finance, insurance and real estate	4,234	15%	4,113	17%
Manufacturing, construction and mining	771	3%	574	2%
Utilities, energy and related sectors	2,452	9%	2,281	10%
Wholesale/retail trade	1,617	6%	1,376	6%
Services, media and other	2,523	9%	2,037	9%
Hybrid securities	1,027	4%	901	4%
Non-agency residential mortgage-backed securities	820	3%	925	4%
Commercial mortgage-backed securities	2,922	10%	2,537	10%
Asset-backed securities	5,694	20%	4,832	20%
Total fixed maturity available for sale securities	23,726	85%	21,109	88%
Equity securities (a)	1,071	4%	1,382	6%
Commercial mortgage loans	435	1%	483	2%
Residential mortgage loans	848	3%	187	1%
Other (primarily derivatives and limited partnerships)	1,875	7%	748	3%
Total Investments	$27,955	100%	$23,909	100%
(a) Includes investment grade non-redeemable preferred stocks ($887 and $1,208, respectively).
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

The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	December 31, 2019		December 31, 2018
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$496	2%	$627	3%
AA	1,520	6%	1,415	7%
A	6,601	28%	5,354	25%
BBB	8,800	37%	8,328	39%
Not rated (c)	4,304	18%	3,612	17%
Total investment grade	21,721	91%	19,336	91%
BB (a)	1,353	6%	1,307	6%
B and below (b)	519	2%	351	2%
Not rated (c)	133	1%	115	1%
Total below investment grade	2,005	9%	1,773	9%
Total	$23,726	100%	$21,109	100%
(a) Includes $13 and $17 at December 31, 2019 and December 31, 2018, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $138 and $175 at December 31, 2019 and December 31, 2018, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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

The tables below present our fixed maturity securities by NAIC designation as of December 31, 2019 and December 31, 2018:

	December 31, 2019
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$12,326	$12,829	54%
2	9,046	9,350	39%
3	1,112	1,108	5%
4	273	280	1%
5	157	159	1%
6	—	—	—%
Total	$22,914	$23,726	100%

	December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,245	$10,928	52%
2	9,677	9,003	43%
3	1,064	967	4%
4	155	139	1%
5	71	65	—%
6	7	7	—%
Total	$22,219	$21,109	100%

Investment Industry Concentration
The tables below presents the fair value of the top ten industry categories of our fixed maturity, equity securities, and FHLB common stock, and percent of total fixed maturity, equity securities, and FHLB common stock fair value as of December 31, 2019 and December 31, 2018:

	December 31, 2019
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,881	10%
Whole loan collateralized mortgage obligation ("CMO")	2,479	16%
Banking	2,414	6%
ABS Other	1,779	5%
Life insurance	1,610	7%
Municipal	1,343	10%
Electric	1,261	5%
CMBS	887	3%
Technology	694	3%
Pipelines	648	4%
Total	$16,996	68%

	December 31, 2018
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,283	15%
Banking	2,491	11%
Whole loan collateralized mortgage obligation ("CMO")	2,234	10%
ABS Other	1,545	7%
Life insurance	1,376	6%
Municipal	1,187	5%
Electric	939	4%
CMBS	874	4%
Pipelines	812	4%
Property and casualty insurance	542	2%
Total	$15,283	68%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2019 and December 31, 2018, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$85	$85	$191	$191
Due after one year through five years	888	914	817	794
Due after five years through ten years	2,020	2,082	2,219	2,137
Due after ten years	10,496	11,075	10,443	9,587
Subtotal	$13,489	$14,156	$13,670	$12,709
Other securities which provide for periodic payments:
Asset-backed securities	$5,720	$5,694	$4,954	$4,832
Commercial mortgage-backed securities	2,788	2,922	2,568	2,537
Residential mortgage-backed securities	917	954	1,027	1,031
Subtotal	$9,425	$9,570	$8,549	$8,400
Total fixed maturity available-for-sale securities	$22,914	$23,726	$22,219	$21,109

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $81 and $130 as of December 31, 2019, respectively, and $104 and $163 as of December 31, 2018, respectively.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$193	92%	$245	92%
2	6	3%	18	7%
3	1	—%	—	—%
4	11	5%	4	1%
5	—	—%	—	—%
6	—	—%	—	—%
Total	$211	100%	$267	100%

NRSRO:
AAA	$1	—%	$1	—%
AA	7	3%	11	4%
A	21	10%	25	9%
BBB	5	2%	8	3%
Not rated - Above investment grade (a)	34	16%	46	17%
BB and below	143	69%	176	66%
Total	$211	100%	$267	100%

Vintage:
2017	$13	6%	$12	4%
2016	—	—%	15	6%
2007	44	21%	51	19%
2006	55	26%	63	24%
2005 and prior	99	47%	126	47%
Total	$211	100%	$267	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.

ABS Exposure
As of December 31, 2019 and December 31, 2018, our ABS exposure was largely composed of CLOs, which comprised 68% and 68%, respectively, of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
As of December 31, 2019, the non-CLO exposure represents 32% of total ABS assets, or 6% of total invested assets, and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(65) and $38, respectively. As of December 31, 2018, the non-CLO exposure represented 32% of total ABS assets, or 6% of total invested assets, and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(128) and $6, respectively. The following tables summarize our ABS exposure.

	December 31, 2019		December 31, 2018
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$3,881	68%	$3,283	68%
ABS auto	34	1%	1	—%
ABS credit card	—	—%	3	—%
ABS other	1,779	31%	1,545	32%
Total ABS	$5,694	100%	$4,832	100%
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
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are utilized as part of the review process described above. As of December 31, 2019, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.21 , and a weighted average LTV ratio of 44%. See "Note 4. Investments" to our audited consolidated financial statements for additional information regarding our LTV and DSC ratios.
The Company's residential mortgage loans (“RML”) are closed end, amortizing loans and 100% of the properties are located in the United States. The Company diversifies its RML portfolio by state to reduce concentration risk. Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. The Company defines non-performing residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status which is assessed monthly.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2019 and December 31, 2018, were as follows:

	December 31, 2019
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$6	$—	$6
United States Government sponsored agencies	33	36	—	36
United States municipalities, states and territories	23	188	(5)	183
Corporate securities:
Finance, insurance and real estate	41	413	(14)	399
Manufacturing, construction and mining	20	132	(2)	130
Utilities, energy and related sectors	54	502	(30)	472
Wholesale/retail trade	45	508	(19)	489
Services, media and other	39	351	(7)	344
Hybrid securities	10	87	(4)	83
Non-agency residential mortgage backed securities	62	115	(3)	112
Commercial mortgage backed securities	43	254	(6)	248
Asset backed securities	364	3,249	(77)	3,172
Total fixed maturity available for sale securities	736	5,841	(167)	5,674
Equity securities	33	505	(17)	488
Total investments	769	$6,346	$(184)	$6,162

	December 31, 2018
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	15	$120	$(1)	$119
United States Government sponsored agencies	72	88	(2)	86
United States municipalities, states and territories	103	1,054	(32)	1,022
Foreign Governments	16	123	(8)	115
Corporate securities:
Finance, insurance and real estate	300	3,721	(230)	3,491
Manufacturing, construction and mining	86	613	(57)	556
Utilities, energy and related sectors	237	2,347	(222)	2,125
Wholesale/retail trade	211	1,469	(144)	1,325
Services, media and other	266	2,179	(195)	1,984
Hybrid securities	67	956	(91)	865
Non-agency residential mortgage backed securities	110	249	(6)	243
Commercial mortgage backed securities	205	1,768	(40)	1,728
Asset backed securities	419	3,704	(137)	3,567
Total fixed maturity available for sale securities	2,107	18,391	(1,165)	17,226
Equity securities	95	1,523	(145)	1,378
Total investments	2,202	$19,914	$(1,310)	$18,604

The gross unrealized loss position on the available-for-sale fixed maturity security and equity portfolio as of December 31, 2019 and December 31, 2018 was $184 and $1,310, respectively. The gross unrealized loss position decreased $1,126 from December 31, 2018 to December 31, 2019 as most components of the portfolio exhibited price appreciation due to interest rates and credit spreads narrowing during the year. Floating rate notes experienced some stress as LIBOR declined through the year in response to interest rate cuts from the US Federal Reserve Bank, however, some of this was mitigated by tightening spreads. The total book value of all securities in an unrealized loss position was $6,346 and $19,914 as of December 31, 2019 and December 31, 2018, respectively.

The total book value of all securities in an unrealized loss position decreased 68% from December 31, 2018 to December 31, 2019. The average market value/book value of the investment category with the largest unrealized loss position was 98% for asset backed securities and 92% for corporate bonds as of December 31, 2019 and December 31, 2018, respectively. In aggregate, asset backed securities represented 42% and corporate bonds represented 65% of the total unrealized loss position as of December 31, 2019 and December 31, 2018, respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $228 and an amortized cost of $215 as of December 31, 2019) and special revenue bonds (fair value of $1,115 and amortized cost of $1,069 as of December 31, 2019).
Across all municipal bonds, the largest issuer represented 9% of the category, less than 1% of the entire portfolio, and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 90% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2019 and December 31, 2018, were as follows:

	December 31, 2019
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	—	—	—
Total investment grade	1	—	—	—

Below investment grade:
Less than six months	1	3	2	(1)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	42	33	(9)
Total below investment grade	4	45	35	(10)
Total	5	$45	$35	$(10)

	December 31, 2018
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	3	$23	$18	$(5)
Six months or more and less than twelve months	10	72	55	(17)
Twelve months or greater	4	25	19	(6)
Total investment grade	17	120	92	(28)

Below investment grade:
Less than six months	3	11	9	(2)
Six months or more and less than twelve months	9	31	22	(9)
Twelve months or greater	5	12	9	(3)
Total below investment grade	17	54	40	(14)
Total	34	$174	$132	$(42)

OTTI and Watch List
At December 31, 2019 and December 31, 2018, our watch list included 8 and 34 securities, respectively, in an unrealized loss position with an amortized cost of $45 and $174, unrealized losses of $10 and $42, and a fair value of $35 and $132, respectively. As part of the OTTI analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations;
•its ability to continue to meet these obligations;
•its existing cash available;
•its access to additional available capital;
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity.
Based on our analysis, these securities demonstrated that the December 31, 2019 and December 31, 2018 carrying values were fully recoverable.
There were 4 and 4 structured securities with a fair value of $0 and $6 on the watch list to which we had potential credit exposure as of December 31, 2019 and December 31, 2018, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the December 31, 2019 and December 31, 2018 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of December 31, 2019 and December 31, 2018.
As of December 31, 2019 and December 31, 2018, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Net Investment Income and Net Investment Gains (Losses)
For discussion regarding our net investment income and net investment gains (losses) refer to "Note 4. Investments" to our audited consolidated financial statements.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2019, refer to "Note 4. Investments" to our audited consolidated financial statements.
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

Liquidity and Capital Resources
Liquidity and Cash Flow
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided cash of $675 in the year ended December 31, 2019. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL Holdings. As a holding company with no operations of its own, FGL Holdings derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Limited ("CF Bermuda"), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to FGL Holdings.
The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, bank lines of credit (at FGLH level) and the ability to raise long-term public financing under an SEC-filed registration statement or private placement offering. These sources of liquidity and cash flow support the general corporate needs of the holding company, including common stock dividends, interest and debt service, funding acquisitions, and investment in core businesses.
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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities for the periods presented:

(Dollars in millions)	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
Cash provided by (used in):				Predecessor	Predecessor	Predecessor
Operating activities	$675	$897	$85	$79	$72	$237
Investing activities	(1,568)	(2,280)	(22)	(175)	(594)	(1,217)
Financing activities	1,291	739	45	135	290	1,001
Net increase (decrease) in cash and cash equivalents	$398	$(644)	$108	$39	$(232)	$21
Operating Activities
Cash provided by operating activities for the years ended December 31, 2019 and December 31, 2018 were principally due to investment income and deferred acquisition costs. For the year ended December 31, 2019, net investment income receipts of $1,280 were partially offset by deferred acquisition costs of $468.
Investing Activities
Cash used in investing activities for the years ended December 31, 2019 and December 31, 2018 was principally due to the purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments, as a result of the Company's portfolio repositioning.

Financing Activities
Cash provided by financing activities for the years ended December 31, 2019 and December 31, 2018 was related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments.

Sources of Cash Flow
Dividends from Insurance Subsidiaries, Statutory Capital and Risk-Based Capital
The Company’s insurance subsidiaries domiciled in the U.S. are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require regulatory approval. Based on statutory results as of December 31, 2019, in accordance with applicable dividend restrictions, the Company’s subsidiaries may pay “ordinary” dividends to FGLH in 2020 of $175. However, pursuant to an order issued in connection with the approval of the Merger Agreement by the Iowa Commissioner on November 28, 2017, FGL Insurance shall not pay any dividend or other distribution to shareholders prior to November 28, 2021 without the prior approval of the Iowa Commissioner. In 2019, upon approval by the Iowa Commissioner, FGL Insurance declared and paid extraordinary dividends of $100 to its Parent, FGLH.
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
Statutory capital and surplus of FGL Insurance and our other insurance subsidiaries is as follows for the periods presented:

(Dollars in millions)	As of December 31, 2019	As of December 31, 2018
Subsidiary Name:
F&G Life Re Ltd	$2	$2
FSRC	73	73
F&G Reinsurance Ltd	295	38
Fidelity & Guaranty Life Insurance Company	1,513	1,545
Fidelity & Guaranty Life Insurance Company of New York	95	85
Raven Reinsurance Company	87	94

We monitor the ratio of our insurance subsidiaries’ TAC to company action level risk-based capital (“CAL”). A ratio in excess of either (i) 100% or (ii) 150% if there is a negative trend, indicates that the insurance subsidiary is not required to take any corrective actions to increase capital levels at the direction of the applicable state of domicile.
The ratio of TAC to CAL for FGL Insurance and FGL NY Insurance is set out below for the periods presented:

	As of December 31, 2019			As of December 31, 2018
(Dollars in millions)	CAL	TAC	Ratio	CAL	TAC	Ratio
Fidelity & Guaranty Life Insurance Company	$393	$1,776	452%	$380	$1,699	447%
Fidelity & Guaranty Life Insurance Company of New York	14	99	709%	10	88	903%
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
The 5.50% Senior Notes were issued pursuant to an indenture, dated as of April 20, 2018 (the “Base Indenture”), among FGLH, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a supplemental indenture thereto (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). FGLH pays interest on the 5.50% Senior Notes in cash on May 1 and November 1 of each year at a rate of 5.50% per annum. The 5.50% Senior Notes will mature on May 1, 2025. The 5.50% Senior Notes are fully and unconditionally guaranteed by FGLH’s direct parent, FGL US Holdings Inc., a Delaware corporation, FGL’s indirect parent, CF Bermuda, and certain existing and future wholly-owned domestic restricted subsidiaries of the CF Bermuda, other than its insurance subsidiaries.
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
Debt Covenants
The Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of FGLH, CF Bermuda and their subsidiaries to incur additional indebtedness, incur or become subject to liens, dispose of assets, make investments, dividends or distributions or repurchases of certain equity interests or prepayments of certain indebtedness, enter into certain transactions with affiliates, undergo fundamental changes, enter into certain restrictive agreements, and change certain accounting policies or reporting practices. The Credit Agreement also contains certain affirmative covenants, including financial and other reporting requirements. In addition, the Credit Agreement includes the following financial maintenance covenants: (a) minimum total shareholders’ equity of CF Bermuda and its consolidated subsidiaries at the end of each fiscal quarter of the sum of (i) the greater of (x) 70% of the total shareholders’ equity of CF Bermuda as of the Closing Date and (y) $1.19 billion plus (ii) 50% of the consolidated net income (loss) of CF Bermuda and its consolidated subsidiaries since the first day of the first fiscal quarter after November 30, 2017 plus (iii) 50% of all equity issuances of CF Bermuda after November 30, 2017; (b) maximum debt to total capitalization ratio of CF Bermuda at the end of each fiscal quarter of 0.35 to 1.00 for CF Bermuda and its consolidated subsidiaries; and (c) a minimum aggregate risk-based capital ratio of FGL Insurance, at the end of each fiscal quarter, of 300%. As of the date of this filing, FGLH and CF Bermuda are in compliance with all such covenants.
The Indenture contains a number of covenants that, among other things, limit or restrict FGLH’s ability and the ability of FGLH’s restricted subsidiaries to incur debt, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness, make investments or enter into restrictive agreements. The Indenture also contains certain affirmative covenants, including financial and other reporting requirements. Most of these covenants will cease to apply for so long as the Senior Notes have investment grade ratings from both Moody’s and S&P. As of the date of this filing, FGLH is in compliance with all such covenants.

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

Preferred Stock
Our amended and restated memorandum of association and articles of association provide that we have the authority to issue 100,000,000 preferred shares, including the 275,000 shares of Series A Preferred Shares and the 100,000 Series B Preferred Shares issued on November 30, 2017. Subject to certain consent rights of the holders of the Series A Preferred Shares and the Series B Preferred Shares, we may issue additional series of preferred shares that would rank on parity with the Series A Preferred Shares and the Series B Preferred Shares as to liquidation preference. Under our amended and restated articles of association, our board of directors has the authority, subject to the provisions, if any, in our amended and restated memorandum of association and any rights attached to any existing shares, to issue preferred shares and to fix the preferred, deferred or other rights or restrictions, whether in regard to dividends or other distributions, voting, return of capital or otherwise, including varying such rights at such times and on such other terms as the board of directors thinks proper.
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
FHLB
We are currently a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and are required to maintain a collateral deposit that backs any funding agreements issued. We use these funding agreements as part of a spread enhancement strategy. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets, subject to the availability of eligible collateral. Collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount of funding varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, U.S. government agency notes and mortgage-backed securities are pledged to the FHLB as collateral. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of asset are monitored and additional collateral is either pledged or released as needed.
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2019 and December 31, 2018, we had $1,096 and $878 in non-putable funding agreements, respectively, included under contract owner account balances on our consolidated balance sheet. As of December 31, 2019 and December 31, 2018, we had assets with a fair value of approximately $1,521 and $1,414, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts
Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2019 and December 31, 2018, $489 and $59 collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Uses of Cash Flow
Contractual Obligations
The following table summarizes, as of December 31, 2019, our contractual obligations that were fixed and determinable and the payments due under those obligations in the following periods.

	Payment Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Annuity and universal life products (a)	$36,628	$2,125	$5,540	$4,948	$24,015
Operating leases	16	2	3	3	8
Debt	550	—	—	—	550
Interest expense	166	30	60	61	15
Total	$37,360	$2,157	$5,603	$5,012	$24,588

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
In December 2018, the Company's board of directors authorized a share repurchase program of up to $150 of the Company's outstanding ordinary shares. This program will expire on December 15, 2020, and may be modified at any time. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company. As of December 31, 2019, the Company has repurchased 8,652 thousand shares for a total cost of $69.
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
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. The Credit Agreement provides a letter of credit sub-facility in a maximum amount of $20. The borrowers are permitted to use the proceeds of the loans under the Credit Agreement for working capital, growth initiatives and general corporate purposes, as well as to pay fees, commissions and expenses incurred in connection with the Credit Agreement and the transactions contemplated thereby. Amounts borrowed under the Credit Agreement may be reborrowed until the maturity date or termination of commitments under the Credit Agreement. The borrowers may increase the maximum amount of availability under the Credit Agreement from time to time by up to an aggregate amount not to exceed $50, subject to certain conditions, including the consent of the lenders participating in each such increase. As of December 31, 2019, the Company had not drawn on the revolver.

The Company has unfunded investment commitments as of December 31, 2019 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to "Note 4. Investments" and "Note 12. Commitments and Contingencies" to our audited consolidated financial statements for additional details on unfunded investment commitments.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2019, is summarized as follows:

(Dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$11,195	43%
5-9	6,406	24%
10-14	5,854	22%
15-19	2,959	11%
20-25	36	—%
Total	$26,450	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $24 billion and $21 billion at December 31, 2019 and December 31, 2018, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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

We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of December 31, 2019:

(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Wilton Re	1,496	A+	Not Rated	A+	Not Rated
Kubera Insurance (SAC) Ltd	842	Not Rated	Not Rated	Not Rated	Not Rated
Security Life of Denver	156	Not Rated	A+	A	A3
Hannover Re	131	A+	AA-	Not Rated	Not Rated
London Life	107	A+	Not Rated	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2019 that would require an allowance for uncollectible amounts.
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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the years ended December 31, 2019 and December 31, 2018, the annual index credits to policyholders on their anniversaries were $196 and $379, respectively. Proceeds received at expiration on options related to such credits were $214 and $384, respectively.
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

If interest rates were to increase 100 basis points from levels at December 31, 2019, the estimated fair value of our fixed maturity securities would decrease by approximately $1,697. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 21% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $1,093 in AOCI and in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at December 31, 2019, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $284.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $107, our call option investments to decrease by approximately $20 based on equity positions and our FIA embedded derivative liability to decrease by approximately $49 as of December 31, 2019. Due to the adoption of ASU 2016-01, the 10% decline in market value of our equity securities would affect current earnings. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing intangibles.
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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2019 in accordance with the COSO criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision of the Company's management, including the CEO and CFO, of whether any change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2019.
Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information

Disclosure pursuant to Item 5.02(e) of Form 8-K

On February 25, 2020, the Compensation Committee approved Transaction Bonus Letter Agreements with each of our named executive officers to reward them for the critical role they are performing in working towards the closing of the FNF Merger.

Under the Transaction Bonus Letter Agreements, each executive is eligible to receive a specified cash transaction bonus, as set forth below, subject to the occurrence of the closing of the FNF Merger and the executive’s continued employment through the date of the closing. Such bonuses would be paid out within 30 days following the date of closing. Executives will no longer be eligible to receive a Transaction Bonus if their employment is terminated for any reason prior to the closing date, or if the Merger Agreement with FNF is terminated prior to closing.

Potential Transaction Bonus
Christopher Blunt	$400,000
John Fleurant	$250,000
Raj Krishnan	$200,000
Bonnie Wasgatt	$200,000
Alex Castillo	$200,000

The foregoing description is qualified in its entirety by the form of Transaction Bonus Letter Agreement, which is filed as an exhibit to this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors

Name	Age (a)	Director Since	Class (b)	Position	Pursuant to Nominating Agreement (c)
William P. Foley, II	75	2016	A	Co-Chairman and Director	*
Keith W. Abell	62	2017	A	Director
Richard M. Massey	64	2016	A	Director
Chinh E. Chu	53	2016	B	Co-Chairman and Director	*
Patrick S. Baird	66	2017	B	Director
James A. Quella	70	2016	B	Director
Christopher O. Blunt	57	2019	C	Chief Executive Officer, President and Director
Menes O. Chee	42	2017	C	Director	*
Timothy M. Walsh	57	2017	C	Director

a.	The respective age of each individual is as of February 15, 2020.

b.
Our Board is divided into three classes of as nearly equal number of directors as possible. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The term of each class of directors is three years, with the term for one class expiring each year in rotation. As a result, one class of directors is elected at each annual shareholders meeting for a term of three years, to hold office until their successors are elected and qualified or until their earlier death, removal or resignation. The term of the current Class A directors will expires at our 2020 annual meeting.

c.
The company is a party to a nominating and voting agreement (the “Nominating and Voting Agreement”) with Messrs. Foley and Chu, and BTO (the “Nominating Parties”). The Nominating and Voting Agreement is intended to preserve continuity of leadership of the founding sponsors and lead investor to preserve the F&G investment thesis and long-term perspective upon which the company was founded. Pursuant to the Nominating and Voting Agreement, if the Nominating Parties and their respective affiliates own, in the aggregate, directly or indirectly, at least 20% of the issued and outstanding ordinary shares, the Nominating Parties will have the right to designate one director nominee for election at each general meeting of the company. If the Nominating Parties and their respective affiliates own, in the aggregate, directly or indirectly, at least 12% but less than 20% of the issued and outstanding ordinary shares (the “Two Director Range”), the Nominating Parties will have the right to designate one director nominee for each of the two director classes (the “Two Director Classes”) to be voted on at the two general meetings of the company immediately after the aggregate ownership of ordinary shares comes within the Two Director Range and for each subsequent meeting at which one of the Two Director Classes is to be voted on by the shareholders, provided that such aggregate ownership remains within the Two Director Range at the time of each such nomination. If the Nominating Parties and their respective affiliates own, in the aggregate, directly or indirectly, at least 5% but less than 12% of the issued and outstanding ordinary shares (the “One Director Range”), the Nominating Parties will have the right to designate one director nominee for the class of directors (the “One Director Class”) to be voted on at the general meeting of the company immediately after the aggregate ownership of ordinary shares comes within the One Director Range and for each subsequent meeting at which the One Director Class is to be voted on by the shareholders, provided that such aggregate ownership remains within the One Director Range at the time of each such nomination. Director nominees selected under the Nominating and Voting Agreement will be selected by the vote of any two of Mr. Chu, Mr. Foley and BTO. In addition, pursuant to the Nominating and Voting Agreement, each of Mr. Foley, Mr. Chu and BTO agreed to vote for each director so nominated. Our Nominating and Corporate Governance Committee and our Board recommend each nominee for director to our shareholders to be elected at our annual meetings.

Class A Directors - Terms Expiring in 2020

Keith W. Abell joined our Board in May 2017. Mr. Abell is the co-founder of Sungate Properties, LLC, a real estate investment company, which he co-founded in 2010, and is the founder of Snowridge Investments, which establishes strategic partnerships between U.S. fund managers and Chinese financial institutions, which he founded in 2015. From 1994 to 2007, Mr. Abell was a co-founder of, and served in a variety of senior management roles at, GSC Group (and its predecessor, Greenwich Street Capital Partners, L.P.), an alternative asset manager. From 1990 to 1994, Mr. Abell was a managing director at Blackstone where he, among other things, founded the firm’s first Hong Kong office. From 1986 to 1990, Mr. Abell was a vice president at Goldman, Sachs & Co. where he worked in the global finance, corporate finance and mergers and acquisitions departments. Mr. Abell serves as the treasurer and as a director of the National Committee on United States-China Relations. Mr. Abell serves as a director of Graf Industrial Corp. Throughout his career, Mr. Abell has served as a director of a number of public, private and not-for-profit entities.

Mr. Abell’s qualifications to serve on our Board include: his extensive experience in corporate finance, private equity and mergers and acquisitions.

William P. Foley, II has served as Co-Executive Chairman of FGL Holdings since 2016. Mr. Foley is a founder of FNF and has served as Chairman of FNF’s board of directors since 1984. He served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley also serves as Chairman of the board of directors of Black Knight, Inc. since December 2014, and as Chairman of Cannae Holdings, Inc. since July 2017. Mr. Foley also serves as Chairman of The Dun & Bradstreet Corporation, which is privately held. Mr. Foley serves on the boards of directors of The Foley Family Charitable Foundation and the Cummer Museum of Arts and Gardens. He is a founder, trustee and director of The Folded Flag Foundation. Mr. Foley is also Executive Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC, which is the private company that owns the Vegas Golden Knights, a National Hockey League team. Within the past five years, Mr. Foley served as Vice Chairman of Fidelity National Information Services, Inc. (FIS), and as a director of Ceridian HCM Holding Inc. After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain.
Mr. Foley’s qualifications to serve on our Board include more than 30 years as a director and executive officer of FNF, his long and deep knowledge of our business and industry, his strategic vision, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining shareholder value and successfully negotiating and implementing mergers and acquisitions. Mr. Foley provides high value-added services ot the Company and has sufficient time to focus on FGL Holdings.

Richard N. Massey joined our Board in May 2016. Since 2009, Mr. Massey has been a partner of Westrock Capital, LLC, a private investment partnership. Mr. Massey was Chief Strategy Officer and General Counsel of Alltel Corporation, or Alltel, from 2006 to 2009. Alltel, the fifth-largest wireless carrier in the United States as of 2009, was acquired by its management and a consortium of private equity investors in 2007 and sold to Verizon Communications, Inc. in 2009 for approximately $29 billion. Since 2006, Mr. Massey has served as a director of FNF. Mr. Massey also serves as a director of Black Knight and ServiceLink Holdings, LLC, as Chairman of the board of directors of Bear State Financial, Inc., as a director of Oxford American Literary Project, a non-profit literary publication, and as Chairman of the board of directors of the Arkansas Razorback Foundation. Mr. Massey served as a director of Fidelity National Information Services, Inc. (“FIS”) until May 2017 and has also served as a director of various other private companies. Mr. Massey received a B.A. and a J.D., with high honors, from the University of Arkansas.
Mr. Massey’s qualifications to serve on the board of directors include his experience in corporate finance and investment banking and as a financial and legal advisor to public and private businesses, as well as his expertise in identifying, negotiating and consummating mergers and acquisitions.

Class B Directors - Terms Expiring in 2021

Chinh E. Chu joined our Board as Co-Chairman in April 2016. Mr. Chu is the Founder and Managing Partner at CC Capital, a private investment firm which he founded in 2015. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to 2015. Blackstone is a leading global alternative asset manager, with total assets under management of $366.6 billion as of December 31, 2016. Mr. Chu was a Senior Managing Director at Blackstone since 2000, and previously served as Co-Chair of Blackstone’s Private Equity Executive Committee and was a member of Blackstone’s Executive Committee. Mr. Chu currently serves as a Director of Catalent, Inc., Stearns Mortgage, and NCR Corporation. Mr. Chu previously served as a Director of Kronos Incorporated, SunGard Data Systems, Inc., Stiefel Laboratories, Freescale Semiconductor, Ltd. Biomet, Inc., Alliant, Celanese Corporation, Nalco Company, DJO Global, Inc., HealthMarkets, Inc., Nycomed, Alliant Insurance Services, Inc., the London International Financial Futures and Options Exchange, or LIFFE, Graham Packaging, and AlliedBarton Security Services. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. Mr. Chu received a B.S. in Finance from the University of Buffalo.
Mr. Chu’s qualifications to serve on our Board include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at Blackstone and in advising and managing multi-national companies; and his experience serving as a director for various public and private companies.

Patrick S. Baird joined our Board in November 2017. From March 2002 until his retirement in January 2010, Mr. Baird served as the President and Chief Executive Officer of AEGON USA, LLC, the U.S. subsidiary of AEGON

N.V., a leading multinational insurance organization (“AEGON”). He continues to serve AEGON with certain projects and is currently assisting AEGON with its expansion activities in Latin America. Mr. Baird joined the AEGON USA companies in 1976, and during his career also served as Executive Vice President and Chief Operating Officer, Chief Financial Officer and Chief Tax Officer. Mr. Baird currently serves as Chairman of QCR Holdings, Inc., a publicly traded community bank holding company in Moline, Illinois, and two of its subsidiaries, Cedar Rapids Bank and Trust Company and m2 Lease Funds. He is also a director of Lombard International, a specialty life insurance company based in Luxembourg and Philadelphia, Pennsylvania. Mr. Baird is a Commissioner for the Eastern Iowa Airport, a founding board member and Treasurer of the Zach Johnson Foundation and a member of the board of directors of the Creative Corridor Economic Development Partnership. He also served as a director of National Financial Partners Corp. until its sale in 2013. Mr. Baird holds a Bachelor of Business Administration from the University of Iowa and is a Certified Public Accountant (inactive).
Mr. Baird’s qualifications to serve on our Board include: his wide-ranging experience in the insurance industry; his extensive financial and accounting knowledge; his strong track record as an executive officer of AEGON; and his experience as a board member of various companies.

James A. Quella joined our Board in May 2016. Since 2013, Mr. Quella has served as a Senior Advisor at Blackstone. On June 30, 2013, Mr. Quella retired as a Senior Managing Director and Senior Operating Partner at Blackstone, where he worked since 2004. Mr. Quella was responsible for monitoring the strategy and operational performance of Blackstone’s portfolio companies and providing direct assistance in the oversight of large investments. Mr. Quella has been a Director of Michaels Stores, Inc. since 2006 and has been an Independent Director of The Michaels Companies, Inc. since 2013. Mr. Quella has been a Director of Catalent, Inc. since 2009 and a Director of DJO Finance LLC and DJO Global Inc. since 2012. While at Blackstone, Mr. Quella also served as a Director at The Columbia House Company from 2004 to 2005. Mr. Quella served as a Director of Celanese Emulsions GmbH and Celanese Corporation from 2004 to 2007. He served as a Director of Houghton Mifflin Harcourt Publishing Company from 2005 to 2006. Mr. Quella served as a Director of Allied Waste Industries, Inc. from 2005 to 2008. He served as a Director and Vice President, Assistant Secretary and Assistant Treasurer Graham Packaging Holdings Company from 2005 to 2010. Mr. Quella served as Member of Supervisory Board at Nielsen Holdings plc (also known as Nielsen Holdings N.V.) from 2006 to 2009. He served as a Director of Intelenet Global Services from 2007 to 2011, a Director of Vanguard Health Systems Inc. from 2007 to 2011, a Director of Freescale Semiconductor, Ltd. from 2008 to February 2011 and from August, 2011 to 2015. Independently, Mr. Quella was a Director of Lionbridge Technologies Inc. from 2015-2017.
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
Mr. Quella’s qualifications to serve on our Board include: his substantial experience in managing businesses; his experience in mergers and acquisitions; his familiarity with corporate finance and strategic business planning activities; and his extensive experience serving as a director for various public and private companies.

Class C Directors - Terms Expiring in 2022

Christopher O. Blunt joined our company as President and Chief Executive Officer and joined our Board in January 2019. Mr. Blunt previously served as a Senior Managing Director and Chief Executive Officer of Blackstone Insurance Solutions, beginning in January 2018. Before joining Blackstone Insurance Solutions, Mr. Blunt served in a variety of senior leadership positions with New York Life from 2004 to 2017. During his tenure at New York Life, Mr. Blunt served as the President of New York Life’s Investment Group and prior to that, as Co-President of the Insurance and Agency Group, which included the company’s U.S. Life Operations, Seguros Monterrey New York Life Mexico and AARP Operations. Prior to joining New York Life, Mr. Blunt was Chairman and Chief Executive Officer of Giving Capital, Inc., a wealth management solutions provider serving the financial institutions marketplace, from 2001 to 2004. Mr. Blunt served in a variety of senior marketing and distribution roles in the investment management industry. Mr. Blunt was the Chief Marketing Officer - Americas for Merrill Lynch Investment Managers and President of Mercury Funds Distributors from 1999 to 2001. Before working with Merrill Lynch, Mr. Blunt was a Managing Director with Goldman Sachs & Co., as well as the National Sales Manager for Goldman Sachs Funds, from 1996 to 1999. He currently serves as Chair of the Board of Directors of the YMCA of Greater New York. Mr. Blunt received a B.A. in History from the University of Michigan and an MBA in Finance from The Wharton School at the University of Pennsylvania.

Menes O. Chee joined our Board in November 2017. Mr. Chee is a Senior Managing Director and founding member of Blackstone’s Tactical Opportunities Group. He is responsible for sourcing, evaluating and executing investments in private opportunities and capital markets. Mr. Chee is a member of the investment committees of Tactical Opportunities. Mr. Chee joined Blackstone in 2009 as a Managing Director of GSO and transferred to Tactical Opportunities in 2012. Before joining Blackstone, Mr. Chee was a Principal in TPG-Axon Capital, where he invested globally in equity and credit public markets and private transactions. Prior to that, he was a private equity investment professional with Texas Pacific Group. Before TPG, Mr. Chee worked at Credit Suisse First Boston in the Merchant Banking Group and at Donald Lufkin & Jenrette in the Leveraged Finance Group.
Mr. Chee currently serves on the boards of Lombard International, Philadelphia Financial Group, Finance of America, DRB Capital, Viva Capital, and Ellington Residential Mortgage REIT. He graduated magna cum laude from the University of Pennsylvania with a B.S. in Economics from the Wharton School and a B.A. from the College of Arts and Sciences, where he was elected Phi Beta Kappa.
Mr. Chee’s qualifications to serve on our Board include: his strong track record as Senior Managing Director of Blackstone’s Tactical Opportunities Group and his extensive experience in corporate finance and private equity.

Timothy M. Walsh joined our Board in November 2017. He is currently a Director of Strategic Relationships for Owl Rock Capital Partners, a direct lending business development corporation. In addition, he is an investment advisor to the $55 billion Alaska Permanent Fund Corporation and an independent trustee to Blackstone Mortgage Trust, Inc. From 2013 to 2015, he served as President of Gaw Capital USA, a California-based private equity real estate firm. He served as Chief Investment Officer for the State of New Jersey’s Division of Investment from 2010 to 2013, where he served as the chief fiduciary for the approximately $70 billion New Jersey pension fund as well as approximately $15 billion in money market funds, deferred compensation plans and college savings plans. Prior to joining the State of New Jersey, he was the Chief Investment Officer managing the $8 billion Indiana State Teachers’ Retirement Fund. Before joining the Indiana State Teachers’ Retirement Fund, he was head of investor relations for a global macro hedge fund, VARA Capital Management, and a vice president and senior trader in fixed income securities and foreign currencies for several large money center banks in Chicago, Illinois. Mr. Walsh founded an investment advisory firm, Walsh Financial Services that provided wealth management services for individuals, private trusts and corporate clients. He served on the board of directors of Ambassadors Corp. from 2012 to 2014 and has also been a board member of various privately held companies, a trustee of the Indiana State Teachers’ Retirement Fund and a Commissioner of the Indiana Gaming Commission. Mr. Walsh holds a B.S. from Merrimack College and an MBA from the Kellogg School of Management at Northwestern University.
Mr. Walsh’s qualifications to serve on our Board include: his over 30 years in the investment business, with extensive experience in fixed income, equities, private equity and real estate, and his substantial experience on the boards of directors of various companies.

Information About Our Executive Officers

The following sets forth certain information with respect to our executive officers. We deem certain employees of our subsidiaries Fidelity & Guaranty Life Holdings, Inc. (“FGLH”) and F&G Life Re Ltd. (“F&G Life Re”) to be our executive officers. All officers of our company serve at the discretion of our Board.

Name	Age	Position
Christopher O. Blunt	57	President, Chief Executive Officer and Director
John T. Fleurant	57	Executive Vice President, Chief Financial Officer
Eric L. Marhoun	57	Executive Vice President, General Counsel and Secretary
Rajesh Krishnan	48	Executive Vice President, Chief Investment Officer
John D. Currier	49	Executive Vice President, Chief Actuary & Chief Product Officer
Wendy J.B. Young	56	Executive Vice President, Chief Risk Officer
Jonathan Bayer	43	Head of Corporate Development & Strategy
John A. Phelps, II	60	Executive Vice President, Chief Distribution Officer
Bonnie Wasgatt	62	Executive Vice President, Chief Operations Officer
Alex Castillo	41	Senior Vice President, Chief Human Resources Officer

Christopher O. Blunt joined our company as President and Chief Executive Officer and joined our Board in January 2019. Mr. Blunt previously served as a Senior Managing Director and Chief Executive Officer of Blackstone Insurance Solutions, beginning in January 2018. Before joining Blackstone Insurance Solutions, Mr. Blunt served in a variety of senior leadership positions with New York Life from 2004 to 2017. During his tenure at New York Life, Mr. Blunt served as the President of New York Life’s Investment Group and prior to that, as Co-President of the Insurance and Agency Group, which included the company’s U.S. Life Operations, Seguros Monterrey New York Life Mexico and AARP Operations. Prior to joining New York Life, Mr. Blunt was Chairman and Chief Executive Officer of Giving Capital, Inc., a wealth management solutions provider serving the financial institutions marketplace, from 2001 to 2004. Mr. Blunt served in a variety of senior marketing and distribution roles in the investment management industry. Mr. Blunt was the Chief Marketing Officer - Americas for Merrill Lynch Investment Managers and President of Mercury Funds Distributors from 1999 to 2001. Before working with Merrill Lynch, Mr. Blunt was a Managing Director with Goldman Sachs & Co., as well as the National Sales Manager for Goldman Sachs Funds, from 1996 to 1999. He currently serves as Chair of the Board of Directors of the YMCA of Greater New York. Mr. Blunt received a B.A. in History from the University of Michigan and an MBA in Finance from The Wharton School at the University of Pennsylvania.

John T. Fleurant joined our company as Chief Financial Officer in November 2019. Mr. Fleurant served in a number of senior leadership positions with New York Life Insurance Co. from November 2010 to April 2019, including Senior Vice President of Finance and Controller from 2010 to 2013, and Executive Vice President and Chief Financial Officer from 2013 to 2019. Prior to joining New York Life Insurance Co., Mr. Fleurant was the Financial Controller and Chief Financial Officer, U.S. Businesses of Prudential Financial. Mr. Fleurant received a B.A. in accounting from Widener University.

Rajesh Krishnan joined our company as Chief Investment Officer in January 2019. He is responsible for all aspects of the company’s investment portfolio. Before to joining F&G, Mr. Krishnan was Executive Vice President at Blackstone ISG-I Advisors L.L.C. from November 2017 to December 2018. Prior to his position there, Mr. Krishnan worked as Executive Vice President and Chief Investment Officer of Fidelity & Guaranty Life starting in 2009. During his tenure at Fidelity & Guaranty Life, Mr. Krishnan led the restructuring of the company’s fixed income portfolio and the development of in-house asset management capabilities, including the establishment of the company’s Baltimore-based trading desk, and was promoted from Senior to Executive Vice President in August 2012. Prior to joining Fidelity & Guaranty Life, Mr. Krishnan was with Wellington Management Company, an investment management company, in Boston, Massachusetts, from 1994 to 2008. While employed there, he was a Fixed Income Portfolio Manager and Associate Partner focusing on managing bond portfolios for a wide range of insurance clients. Mr. Krishnan is a Chartered Financial Analyst and a member of the Boston Security Analysts Society. He holds a Bachelor of Arts degree from Harvard College.

Eric L. Marhoun joined our company as General Counsel and Secretary in November 2017. Mr. Marhoun previously served as Executive Vice President, General Counsel and Secretary of FGL until its acquisition by CF Corp in November 2017. Mr. Marhoun joined FGL in 2007 as Senior Vice President and General Counsel. Mr. Marhoun was promoted to Executive Vice President of FGL in November 2013. In his current position, Mr. Marhoun oversees Legal and Compliance matters for the U.S. life and annuity businesses of our company. Mr. Marhoun has over 35 years of legal experience in U.S. and non-U.S. insurance markets. Mr. Marhoun was previously Senior Vice President and General Counsel to Old Mutual US Life and managed the Legal and Compliance departments for the U.S. and Bermuda life and annuity businesses of Old Mutual plc of the United Kingdom from 2007 to 2011. Prior to joining Old Mutual US Life, Mr. Marhoun was Vice President, Lead Group Counsel and Secretary of American Express Financial Advisors, Inc., a financial services company, from 1995 to 2006 where he oversaw the legal operations of the insurance division of American Express. He was also Of Counsel with Lord, Bissell & Brook in 2006 and an Associate with the firm at the beginning of his career. Mr. Marhoun received his J.D., cum laude, from DePaul University College of Law and is admitted to practice law in the states of Illinois, Minnesota, Wisconsin and Georgia as well as various federal courts.

Wendy J.B. Young joined our company as Chief Risk Officer in November 2017. Ms. Young previously served as Senior Vice President, Chief Risk Officer of FGL until CF Corp’s acquisition of FGL in November 2017. Ms. Young joined FGL in 2000 as Actuary. During her tenure with FGL, she was promoted to Senior Vice President and assumed increasing responsibilities, including leading the Financial Planning & Analysis area. In February 2014, Ms. Young was appointed Senior Vice President, Chief Risk Officer of FGL where she was responsible for risk management across the organization, which included ERM, internal controls, and internal audit. Ms. Young has over 28 years of experience as an actuary in the insurance industry. Prior to joining FGL, Ms. Young served for 10 years at the Acacia Group, a life and annuity company holding various actuarial roles, ending as 2nd Vice President and Associate Actuary responsible for statutory reporting and projections for regulatory filings. Ms. Young began her career in Ernst & Young’s insurance practice performing auditing and consulting functions. She holds a Bachelor of Science in Insurance with a concentration in Actuarial Science from The Pennsylvania State University. Ms. Young is a Member of the American Academy of Actuaries as well as a Fellow in the Society of Actuaries.

Bonnie Wasgatt joined our company as Chief Operating Officer in May 2019. Ms. Wasgatt most recently served as a Senior Advisor at The Blackstone Group L.P. since January 2019, where she worked in insurance vertical growth opportunities. Prior to joining Blackstone, Ms. Wasgatt served as the Chief Information Officer at Jackson National Life Insurance Company from 2013 to 2018, where she was responsible for all aspects of systems development, production support, vendor management, project management and execution as well as firmwide organizational and transformational change, and also served as Executive IT Strategist from 2012 to 2013. Before joining Jackson National Life Insurance Company, she worked in a variety of roles for both insurance carriers and software firms, including as President of Insurance Solutions at DST Corporation from 2010 to 2012, as a Senior Vice President of Swiss Re - Global Admin Re from 2002 to 2010, as an Executive Vice President at Computer Sciences Corporation (now DXC Technology Company) and as a Project Director at Vantage Computer Systems. Ms. Wasgatt brings over 35 years of experience in the life insurance and annuity product manufacturing and software development arenas.

John D. Currier Jr. joined FGLH as Deputy Chief Actuary in May 2015 and was named Chief Actuary in October 2016. Mr. Currier has more than 25 years of experience in the insurance industry. Prior to joining FGLH, he served briefly as Chief Operating Officer and Chief Actuary of the Life Companies of Farm Bureau Financial Services. He served with Aviva USA, a provider of indexed universal life and indexed annuity products, as Executive Vice President and Chief Actuary of Aviva USA (formerly AmerUs Group) from March 2010 to June 2013, Chief Product Officer from February 2008 to February 2010, and Senior Vice President of Annuity Product Development from August 2005 to February 2010. Prior to Aviva USA, he served in a variety of product development and management positions with INF US Financial Services and Conseco, Inc. Mr. Currier began his insurance career as a consulting actuary with Beckley & Associates on a wide range of actuarial projects. Mr. Currier holds a bachelor’s degree Cum Laude from Butler University, is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

John A. Phelps, II is FGLH’s Senior Vice President and Chief Distribution Officer. In 2000, Mr. Phelps joined FGLH as National Life Sales Director and in 2002 was promoted to Vice President, Brokerage Life Sales. In 2003, Mr. Phelps was promoted to Vice President, Life Distribution. In 2006, Mr. Phelps was promoted to the position of Senior Vice President, Sales & Marketing, overseeing all life & annuity product development and distribution channels. In 2009, Mr. Phelps was named Chief Distribution Officer and continues to function in this role today. During his 32-year career in the industry, Mr. Phelps has served as a personal producer and general agent and has held executive sales and marketing positions with home office insurance companies as well as having served on the ACLI Life Insurance Committee, the LIMRA Distribution Leaders Round Table Committee and LIMRA Brokerage Committee. Mr. Phelps obtained his Masters of Science Management degree from The American College and holds a Bachelor of Science degree in Economics from Manchester College.

Jonathan Bayer joined our company as Head of Corporate Development and Strategy in December 2018. Mr. Bayer is responsible for directing the company's M&A, corporate strategy, and overseeing the execution of acquisitions. He has more than 20 years of experience in insurance investment banking, where he has focused on M&A advisory and capital raising transactions. Over his career, Mr. Bayer has advised a number of leading Annuity and Life insurers, including F&G. Mr. Bayer joins F&G from RBC Capital Markets, where he was Managing Director and Head of U.S. Insurance Investment Banking since September 2011. Prior to his tenure there, Mr. Bayer worked on the FIG team at UBS AG and focused on the life and property and casualty insurance industries. Before UBS, he covered insurance while working at Deutsche Bank AG. Mr. Bayer holds a Bachelor of Arts degree in Economics from Washington and Lee University.

Rubén Alejandro (“Alex”) Castillo joined FGLH as Senior Vice President, Chief Human Resources Officer in May 2019. Mr. Castillo previously served as Vice President of Global Human Resources at Kemin Industries from September 2016 to May 2019.  Prior to Kemin, Mr. Castillo was Vice President of Human Resources at ATI Physical Therapy from March 2014 to September 2016. He also served in a number of Human Resources leadership roles at Collins Aerospace from July 2005 to February 2014. Mr. Castillo earned his B.S. in International Business and Economics from St. Ambrose University and his MBA from the Kellogg School of Management at Northwestern University.

CORPORATE GOVERNANCE

Audit Committee of the Board

Our Board maintains an Audit Committee, which is currently composed of Messrs. Abell, Baird and Walsh. Each member of the Audit Committee has been determined by the Board to be independent within the meaning of the federal securities laws and NYSE Corporate Governance Standards and meets the financial literacy requirements under NYSE Corporate Governance Standards, and our Board has determined that Messrs. Abell, Baird and Walsh are each an “audit committee financial expert,” as that term is defined by the applicable rules of the SEC.

Code of Ethics and Business Conduct

Our Board has adopted a Code of Business Conduct and Ethics that applies to directors and all of our employees, including our senior executive and financial officers, which include our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code of Business Conduct and Ethics is available on our website. We will promptly disclose any future amendments to this code on our website as well as any waivers from this code for executive officers and directors. Copies of this code also are available in print from our corporate secretary upon request.

Governance Documents Availability

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter and Transactions Committee charter on our website under the heading “Corporate Governance” at investors.fglife.bm. We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any shareholder of record that makes a written request to our company. Inquiries should be directed to the Investor Relations Department at FGL Holdings, 4th Floor, Boundary Hall, Cricket Square, Grand Cayman, Cayman Islands KY1-1102.

Communications with Board Members

We believe that communications between our Board, our shareholders and other interested parties are an important part of our corporate governance. Shareholders and other interested parties may communicate with the Board as a whole, the independent directors, or any individual member of the Board or any committee of the Board. All such communications should be submitted:

By email at:                    By mail at the following address:

Legalgovernance@fglife.com            FGL Holdings
c/o General Counsel and Secretary
4th Floor, Boundary Hall, Cricket Square
Grand Cayman, Cayman Islands KY1-1102

The Board has designated our General Counsel as its agent to receive and review written communications addressed to the Board, any of its committees, or any board member or group of members. As an initial matter, the General Counsel will determine whether the communication is a proper communication for the Board. The General Counsel will promptly forward to the chairman of the Audit Committee any communication alleging legal, ethical or compliance issues by management or any other matter deemed by the General Counsel to be potentially material to our company. The General Counsel will not forward communications of a personal nature or not related to the duties and responsibilities of the Board, including junk mail and mass mailings, business solicitations, routine customer service complaints, new product or service suggestions, opinion survey polls or any other communications deemed by the General Counsel to be immaterial to the company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and any persons who beneficially own more than 10% of our ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Such reporting persons are also required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that the reporting persons have complied with all applicable filing requirements during the fiscal 2019, except for a Form 4 for Patrick S. Baird which was triggered on August 14, 2019, and filed on August 22, 2019.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this compensation discussion and analysis section, we provide an overview and analysis of our executive compensation program, including a discussion of our compensation philosophy. The discussion below is intended to help provide an understanding of the detailed information in the compensation tables and related narrative disclosure below. We discuss the material elements of our compensation program and the material factors considered by the Compensation Committee in making compensation decisions. The following table identifies our named executive officers (“NEOs”) as of December 31, 2019, as defined by SEC regulations:

Named Executive Officers (NEO's)	Position
Christopher O. Blunt	President, Chief Executive Officer and Director
John T. Fleurant	Chief Financial Officer
Rajesh Krishnan	Chief Investment Officer
Bonnie Wasgatt	Executive Vice President, Chief Operations Officer
R. Alex Castillo	Senior Vice President, Chief Human Resources Officer
Dennis R. Vigneau (a)	Former Chief Financial Officer

a.	Mr. Vigneau transitioned to a non-executive advisor role in November 2019 in connection with the appointment of Mr. Fleurant as our CFO, and retired December 31, 2019.

Executive Summary

Our Business

We are an insurance holding company that helps middle-income Americans prepare for retirement and for their loved ones' financial security. Through our subsidiaries, we are a leading provider of annuity and life insurance products. We acquired Fidelity & Guaranty Life, a Delaware corporation (“FGL”), on November 30, 2017 (the “Business Combination”). For more information about our business, please see the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within this report.

Executive Compensation Highlights

The Compensation Committee has designed our executive compensation programs to align with evolving competitive and governance practices and respond to feedback from our shareholders. We tie executive compensation closely to financial performance through the use of performance metrics in our short-term incentives as well as the use of options and stock-price incentives to directly align executive incentives with long-term shareholder interests.

In 2018, we made substantial grants of equity to our then-NEOs intended to provide equity compensation for a five-year period, leveraging a mix of time-based and performance-based stock options to ensure alignment with shareholder interests. During 2019, we granted equity with a similar five-year design to our new NEOs upon joining our Company.

2019 Appointment of CEO

Christopher O. Blunt joined our company as President and Chief Executive Officer effective January 2, 2019. In, developing our compensatory arrangement with Mr. Blunt, the Board considered Mr. Blunt’s then current compensation, including his current equity, the compensation of our former President and Chief Executive Officer, and the compensation of chief executive officers of other similarly sized insurance companies. In designing a compensation package for Mr. Blunt, the Board determined to provide him the following:

•	annual base salary of $800,000,

•	target bonus opportunity equal to 200% of his base salary, and

•	sign-on bonus in the amount of $2,250,000.

Upon a termination without “cause” or by Mr. Blunt for “good reason,” he will be entitled to receive severance benefits equal to three times his base salary, acceleration of certain unvested options and 18 months of benefit continuation. In addition, Mr. Blunt will be subject to certain restrictive covenants that apply both during his employment with the company and for certain durations afterwards.

The Board also determined to grant a one-time award of stock options covering a five-year period to Mr. Blunt for 3.2 million shares, subject to a combination of time and performance-based vesting, as well as a stretch award of stock options for 613,476 shares, subject to performance-based vesting, as inducements to his employment by us. The stock options were issued outside of our 2017 Omnibus Incentive Plan as employment inducement awards pursuant to NYSE rules. The Board determined that the overall compensation package would be sufficient to encourage Mr. Blunt to join our company, yet would help support the creation of shareholder value and be in the best interests of our shareholders.

Compensation Philosophy and Practices

Compensation Philosophy and Objectives

Our compensation programs are based on the following objectives:

•	Attract and retain highly qualified executives and employees;

•	Align our incentives with shareholder interests;

•	Drive performance and results; and

•	Support our culture.

Compensation Practices

Market and industry practices are taken into account when developing compensation programs. Third-party market industry surveys and compensation data from other public companies are utilized when reviewing compensation. We consider our peer group to be companies in our industry that are similar in size to us, that have business models similar to ours and that compete with us for customers, labor and capital.

Our goal is to align total compensation to the competitive market within our peer group while being mindful of internal equity. Salaries are reviewed annually in a process correlated to our performance management program and a competitive base salary market review. Incentives are the primary motivators to achieve business goals and strong business or individual performance can result in above-market incentives.

The Committee leverages the following best practices in designing, administering and governing our executive compensation programs:

What We Do	What We Do Not Do
Target executive compensation to be competitive at the median	"Single trigger" change-in-control cash severance payments, or change-in-control cash severance payments exceeding three times base salary and annual incentives
Tie the majority of compensation to stock price targets and performance based incentives	Stock option discounts or repricings
Use equity to create long-term incentives aligned with shareholders' interests	Change-in-control tax gross-ups to our named executive officers
Promote stock ownership with equity-based compensation	Executives or director hedging or pledging company stock unless approved in advance
Reflect shareholder preferences in our compensation program and policies, including double trigger protections
Periodically review our compensation program to ensure it does not encourage excessive risk taking
Consider market and industry practices when developing compensation programs

Our Process for Making Compensation Decisions

Our Compensation Committee

Our Compensation Committee is responsible for reviewing and approving the compensation and benefits strategy for our employees, including our NEOs, authorizing and ratifying equity grants and other incentive arrangements, and authorizing employment and related agreements. The Compensation Committee has the full authority of the Board to make compensation decisions relating to our NEOs.

The Compensation Committee has the authority to delegate any of its responsibilities to sub-committees as the Compensation Committee may deem appropriate, provided that the sub-committees are composed entirely of directors satisfying the independence standards then applicable to the Compensation Committee generally. The Compensation Committee has the authority to delegate responsibilities regarding some activities that are below certain thresholds to management, provided that no member of management is delegated authority of his or her own compensation.

Role of our Executive Officers

Although our Compensation Committee has the authority to make final decisions with respect to executive compensation, our Senior Vice President, Human Resources in partnership with our Chief Executive Officer, drive the design and implementation of all executive compensation programs. The goal is to ensure that the design of our compensation programs supports our overall strategy. Except for his own compensation, the Chief Executive Officer has final management-level review of any compensation program or individual element of compensation for our NEOs before they are reviewed by the Compensation Committee. The Chief Executive Officer and our other NEOs do not participate in discussions regarding their own compensation.

Role of the Compensation Consultant

Prior to establishing our executive compensation program for fiscal 2019, our Compensation Committee and management reviewed our executive compensation policies and practices. The Compensation Committee also conducted on-going assessments of our compensation structure. The committee has retained FW Cook to serve as our compensation consultant and to assist and advise the Compensation Committee in connection with compensation policies and practices, including the design and setup of our long-term incentive program.

FW Cook reviewed the structure and mechanics of the various components of our compensation programs and practices in preparation for fiscal 2019. In order to obtain a complete view of the competitive market for talent, FW Cook considered data from publicly available peer company proxy statements, and, as a secondary view of the market, considered data from published survey sources, which includes industry peers from privately held and publicly traded organizations. In particular, FW Cook analyzed two key elements: pay magnitude and pay practices. Pay magnitude relates to overall base pay delivery, base salaries, annual and long-term incentive targets and payouts. Pay practices is the assessment of the design attributes of other organizations’ incentive plans that provide perspectives on performance measurement, the mix of long-term incentive vehicles, vesting and shareholding requirements.
FW Cook completed an assessment in 2019 indicating that the current compensation structure is sound and well-balanced, and demonstrates alignment between company performance and executive compensation.

Compensation Peer Group

The Compensation Committee reviewed recommendations from FW Cook based on a peer group of insurance companies. FW Cook conducted a market analysis that included several data points using peer group comparators and relevant survey data to develop a clear assessment of current compensation practices in our industry. In order to provide peer comparison data, FW Cook utilized data from multiple sources. The primary survey source is the LOMA insurance and financial services industry survey.  FW Cook utilizes a comparison of survey participants with total assets in the category of $10 billion to $40 billion.

Competitive pay data from a selected peer group’s proxy data is also used as a data source. The selected peer group consisted of companies with total assets from $10.1 billion to $144.2 billion, revenue ranging from $625 million to $11.8 billion and market capitalization ranging from $1.1 billion to $11.4 billion at the time of the analysis. There were 14 companies included in the peer group, and the list was the same as our 2018 peer group except that Globe Life Inc. changed its name in the interim, becoming Torchmark Corp.

American Equity Investment Life Holding Company	Horace Mann Educators Corporation
American Financial Group, Inc.	Kemper Corporation
American National Insurance Company	National General Holdings Corp.
Assurant, Inc.	National Western Life Group, Inc.
Athene Holding Ltd.	Primerica, Inc.
CNO Financial Group, Inc.	Globe Life Inc.
FBL Financial Group, Inc.	Unum Group

Shareholder Approval of our Executive Compensation Program

In deciding on the structure of the executive compensation program for fiscal 2019, the Compensation Committee took into account the perspectives of our shareholders, in particular the results of the shareholder advisory vote on executive compensation (the “say on pay” vote). At our 2018 Annual General Meeting, our proposal regarding the “say on pay” vote was approved by approximately 99.90% of the votes cast on the proposal in support of the compensation of our NEOs. We continue to consider the perspectives of our shareholders in the design and administration of our executive compensation programs.

In addition, at our 2018 Annual General Meeting, our shareholders also voted on the frequency of future “say on pay” votes, with approximately 64.97% of the votes cast supporting a frequency of every three years. Our Board also reviewed these results and determined that, consistent with the preference of our shareholders as reflected in the shareholder advisory vote, we will hold a “say on pay” vote every three years. Accordingly, the next scheduled “say on pay” advisory vote would take place at the 2021 Annual General Meeting.

Other Related Considerations

Relationship of Compensation Policies and Practices to Risk Management

We believe that our compensation policies and practices are designed to promote a strong risk management culture. We have reviewed our compensation programs and employee policies and practices and have determined that they do not encourage excessive risk taking and are not reasonably likely to have a material adverse effect on the company.

Components of Our Executive Compensation Program

For fiscal 2019, our compensation program consisted of the following key components:

Component	Purpose	Key Features
Base Salary	Provide a fixed level of compensation Compensate executive officers fairly for the responsibility of the position held and reflect competitive practices
Salary levels set based on an assessment of:

Level of responsibility

Experience and time in position

Individual performance

Future potential

Competitiveness

Internal pay equity considerations

Salary levels are reviewed annually
by the committee and adjusted as appropriate

Short-Term Incentives	Provide executive officers with incentives to achieve objectives to drive short- and long-term business performance Support attracting and retaining the best available talent	Awards based on achievement of financial and corporate objectives Awards determined on annual basis
Long-Term Incentives
Time Based Options	Provide opportunities for equity ownership Support leadership retention objectives	5-year ratable vesting 7-year expiration
Stock Price Options	Encourage sustained shareholder value creation via stock price increases Align executive officers’ interests with the interests of our shareholders	Vesting subject to stock performance objectives Target awards subject to multi-year ratable vesting Stretch awards subject to 1-year performance periods
Performance Options	Provide executive officers with incentives to achieve long-term success Align executive officers’ interests with the interests of our shareholders	Vesting subject to performance objectives 3-, 4- and 5-year performance periods

Set forth below is a discussion of each component of compensation, the rationale for each component, and how each component fits into our overall compensation philosophy.

Base Salary

We provide a base salary to compensate our executives for their services rendered on a day-to-day basis during the year. Base salaries are set to attract and retain executives with qualities necessary to ensure our short-term and long-term financial success. Base salary levels are set to be competitive with the salaries of executives in similar positions with similar responsibilities at comparable companies. The determination of an executive’s base salary is based on market compensation rates and individual factors, including personal performance and contribution, experience in the role, scope of responsibility and overall impact on the business. Base salaries are reviewed annually and adjusted when necessary to reflect market conditions as well as individual roles and performance.

The table below shows base salaries for fiscal 2019, on an annualized basis:

Name	Fiscal 2019 Base Salary
Christopher O. Blunt	$800,000
John T. Fleurant	$500,000
Rajesh Krishnan	$350,000
Bonnie Wasgatt	$335,000
R. Alex Castillo	$275,000
Dennis R. Vigneau	$440,000

Short-Term Incentives

In order to promote our “pay for performance” culture, we pay annual cash incentives to our executives for achieving performance targets that support financial and corporate goals. The short-term incentives made pursuant to our Employee Incentive Plan (the “EIP”), which allows for annual cash-based bonus awards intended to attract and retain the best available executive officers to be responsible for the management, growth, and success of our business and to provide an incentive for such individuals to exert their best efforts on behalf of our company and shareholders. Our Chief Executive Officer and executive team develop an annual business plan that includes objectives to drive short- and long-term business performance. The Compensation Committee reviews these objectives and establishes performance targets. Performance against plan objectives are reviewed and approved by the Compensation Committee to establish the bonus pool for each performance period. Short-term incentive payouts require that minimum targets be satisfied and allow for recognition of individual performance and contribution toward those goals.

The EIP includes a financial performance component based on the annual business plan weighted at 85% and a corporate initiatives component weighted at 15%. For fiscal 2019, the performance metrics for the EIP were:

Metrics	Weighting
Achieve the Financial Plan	85%
Sales
Adjusted Operating Income
Risk-based Capital
New Business Internal Rate of Return
Corporate Initiatives	15%
Enhance our control environment and strengthen our risk management process
Diversify the business through new products, distribution operating plans and channel growth
Further optimize capital usage
Simplify our Investor Relations story
Win the war for talent

The Compensation Committee approved the percentage of base salary paid for performance at the target levels depicted below. If a minimum performance measure is satisfied, depending on actual performance, bonus payments under the EIP could range from 50% to 150% of target. As a result of the corporate performance against our goals for fiscal 2019, the bonus pool for determining individual executive incentive awards was 137% of target.

Name	2019 Target Bonus		Actual Bonus Earned
	(% of base salary earnings)	($)	(% of base salary earnings)	($)
Christopher O. Blunt	200%	1,587,693	271%	2,150,000
John T. Fleurant (a)	100%	N/A	N/A	N/A
Rajesh Krishnan	100%	348,654	143%	500,000
Bonnie Wasgatt	50%	103,077	82%	170,000
R. Alex Castillo	40%	67,692	59%	100,000
Dennis R. Vigneau	60%	264,000	114%	500,000 (b)

a.	Mr. Fleurant was not eligible for a 2019 bonus due to his hire date.

b.
Pursuant to his transition agreement, Mr. Vigneau received $500,000 with respect to payments under the EIP, irrespective of company performance. Therefore this amount is classified as a bonus and reported in the Summary Compensation Table as a bonus.

Long-Term Incentives

We provide long-term incentive opportunities to motivate and reward our executive officers for their contributions toward achieving our business objectives and the interests of our shareholders. We believe that equity-based awards link compensation levels with performance results and ensure sustained alignment with shareholder interests. Additionally, we believe equity awards provide an important retention tool, because the awards are subject to multi-year vesting. In furtherance of these objectives, we adopted the FGL Holdings 2017 Omnibus Incentive Plan, under which we grant such equity awards.

In 2018, the Compensation Committee established a new program for long-term award opportunities for our executives. We made substantial equity grants to each of the then-NEOs through a five-year incentive program that provides for a one-time award of stock options. The Compensation Committee approved these one-time grants covering long-term award targets for the five-year period in lieu of annual awards. In establishing these awards, the Compensation Committee considered its desire to strategically align the long term incentives to the long-term success of our business. In addition, a stretch award was granted to drive extraordinary performance of the stock price over the five-year period of the grant. These grants were made in March 2018.

Our long-term incentives for NEOs consist of three forms of stock option awards that incentivize long-term value creation: time-vesting options that reward increases in the market value of our shares and continued service with our company; stock price options that reward the achievement of our long-term goals for increasing the market price of our shares; and performance options that reward the achievement of our long-term performance goals as determined by Adjusted Operating ROE. The mix of long-term incentives granted to our NEOs is as follows:

Time-Vesting Options	1/3
Stock Price Options	1/3
Performance Options	1/3

Time-Vesting Options

Time-vesting options provide value based solely on stock price appreciation. The time-vesting options vest in four or five equal annual installments beginning on the anniversary of the date grant, based on continued service.

Stock Price Options

Stock price options align our long-term incentives to the appreciation of our share price. Stock price options vest based on achievement of both stock price goals and continued service requirements.

We awarded our NEOs two one-time grants of stock price options: target stock price options that vest in four or five equal installments upon the later of the achievement of annual stock price goals or the applicable continued service requirement; and stretch stock price options that vest in four or five equal installments based on both continued service during the performance period and achievement of the stock price goal for the applicable one-year performance period.

Performance Options

Performance options align our long-term incentives to the achievement of our Adjusted Operating ROE objectives. Performance options vest in equal installments based on continued service and achievement of separate three-year, four-year and five-year Adjusted Operating ROE goals established at the start of the five-year period.
Of our 2019 NEOs, only Mr. Vigneau was employed by the Company in March 2018 when the original five-year grants were made. He received the following grants in 2018, and no additional grants in 2019.

			Stock Price Options (c)		Performance Options (d)
		Time-Vesting Options	Target	Stretch	Target	Stretch	Total Value at Grant (a)
Name	Date of Grant	(#)	(#)	(#)	(#)	(#)	($)
Dennis R. Vigneau (b)	May 15, 2018	605,693	605,693	153,369	605,693	153,369 (d)	4,462,790

a.	Represents the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Clarification (“FASB ASC”) Topic 718.

b.
Mr. Vigneau’s options were subsequently accelerated in part, and cancelled in part, on December 31, 2019, in connection with his transition agreement from the company. See “Potential Payments Upon Termination or Change in Control” for more detail.

c.
The stock price objectives for our ordinary shares for the applicable installment period and performance period for the target stock price options and stretch period stock price options granted to our NEOs in fiscal 2018 were:

	2019	2020	2021	2022	2023
Target	$11.00	$12.75	$14.75	$17.00	$20.00
Stretch	$12.00	$14.50	$17.00	$21.00	$25.00

d.    Included the following terms:

Performance Option Award	Performance Periods	Adjusted Operating ROE Performance Targets (a)
Stretch Performance Options	March 15, 2021 March 15, 2022 March 15, 2023	16.50% 17.50% 18.50%

a.
“Adjusted Operating ROE” is a non-GAAP measure and is calculated by dividing adjusted operating income (“AOI”) available to common shareholders by total average common shareholders’ equity excluding accumulated other comprehensive income. AOI available to common shareholders is a non-GAAP measure and is calculated by adjusting net income (loss) available to common shareholders to eliminate certain items including the impact of net investment gains/losses, the effect of changes in fair values of FIA derivatives and embedded derivatives, the tax effect of change in fair value of affiliated reinsurance embedded derivatives, the effect of integration, merger related and other non-operating items and the impact of extinguishment of debt. Management considers this non-GAAP financial measure to provide useful supplemental information internally and to investors and analysts assessing the level of adjusted earned return on common equity.

Mr. Blunt’s appointment as President and CEO was announced on December 21, 2018, and he joined our Company on January 2, 2019. He received similar but not identical equity awards that were designed to mirror the awards received by the then-NEOs in March 2018 but to also reflect the passage of time, including Company’s stock price at the date of grant, and his key role as our Chief Executive Officer:

				Performance Options (d)
		Time-Vesting Options (b)	Stock Price Options (c)	Target (d)	Stretch (e)	Total Value at Grant (a)
Name	Date of Grant	(#)	(#)	(#)	(#)	($)
Christopher O. Blunt	December 21, 2018	1,600,000	306,738	1,600,000	306,738	4,075,971

a.	Represents the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Clarification (“FASB ASC”) Topic 718.

b.	These options vest equally across five years on the anniversaries of the date of grant; One-half of the target options have an exercise price of $7.04, and one-half $10.00.

c.	The stock price options vest in five annual installments beginning on March 15, 2020 based upon continued service and the achievement of stock price objectives:

	2019	2020	2021	2022	2023
Target	$11.00	$12.75	$14.75	$17.00	$20.00
Stretch	$12.00	$14.50	$17.00	$21.00	$25.00

d.
These options vest in five annual installments, beginning on December 21, 2019, based upon continued service and the achievement of performance objectives to be established by the Board on an annual basis.

e.	These options vest in five annual installments, beginning on December 21, 2019, based upon continued service and the achievement of the following objectives, were:

Performance Option Award	Vesting Date	Adjusted Operating ROE Performance Targets (a)
Stretch Performance Options	March 15, 2021 March 15, 2022 March 15, 2023	16.50% 17.50% 18.50%

a.
ROE measured as of December 31 of each year. “Adjusted Operating ROE” is a non-GAAP measure and is calculated by dividing adjusted operating income (“AOI”) available to common shareholders by total average common shareholders’ equity excluding accumulated other comprehensive income. AOI available to common shareholders is a non-GAAP measure and is calculated by adjusting net income (loss) available to common shareholders to eliminate certain items including the impact of net investment gains/losses, the effect of changes in fair values of FIA derivatives and embedded derivatives, the tax effect of change in fair value of affiliated reinsurance embedded derivatives, the effect of integration, merger related and other non-operating items and the impact of extinguishment of debt. Management considers this non-GAAP financial measure to provide useful supplemental information internally and to investors and analysts assessing the level of adjusted earned return on common equity.

Our other NEOs received substantially similar grants as sign-on awards as they joined our Company, with stock price objectives and performance targets that generally mirror the older awards except for adjustments based on the passage of time, including shortening time horizons to four rather than five years. Specific information about these grants is provided in the “Grants of Plan-Based Awards” table below.

Stock Option Awards

In August 2019, upon Mr. Blunt’s recommendation, our Compensation Committee determined to make additional stock option awards to our executive team other than Mr. Blunt and Mr. Fleurant. They did so in order to align goals and incentives across the team and retain executive talent.

Like our sign-on awards, these awards were split evenly between time-based vesting, stock price vesting, and vesting based on performance goals.

Time-Vesting Options	1/3
Stock Price Options	1/3
Performance Options	1/3

Transaction Bonus Letter Agreements

As discussed in Item 1 of this Annual Report on Form 10-K, we announced on February 7, 2020 that we had entered into the FNF Merger Agreement, upon closing of which our company would become a fully-owned subsidiary of Fidelity National Financial, Inc. (FNF).

In order to reward our NEOs for the critical role they are performing in working towards the closing of the FNF Merger, the Compensation Committee approved Transaction Bonus Letter Agreements with each of our NEOs on February 25, 2020.

Under the Transaction Bonus Letter Agreements, each executive is eligible to receive a specified cash transaction bonus, as set forth below, subject to the occurrence of the closing of the FNF Merger and the executive’s continued employment through the date of the closing. Such bonuses would be paid out within 30 days following the date of closing. Executives will no longer be eligible to receive a Transaction Bonus if their employment is terminated for any reason prior to the closing date, or if the Merger Agreement with FNF is terminated prior to closing.

Potential Transaction Bonus
Christopher Blunt	$400,000
John Fleurant	$250,000
Raj Krishnan	$200,000
Bonnie Wasgatt	$200,000
Alex Castillo	$200,000

Employment and Other Severance, Change-in-Control and Related Agreements

Employment Agreements

We believe that having employment agreements with our NEOs is beneficial to us because they provide retentive value, subject the executives to key restrictive covenants, and generally provide us with a competitive advantage in the recruiting process over companies that do not offer employment agreements. We have entered into employment agreements with our NEOs as follows:

NEOs	Date of Agreement
Christopher O. Blunt	December 2018
John T. Fleurant	November 2019
Rajesh Krishnan	January 2019
Bonnie Wasgatt	N/A
R. Alex Castillo	N/A
Dennis R. Vigneau	January 2014, amended and restated March 2019

These employment agreements include the specific terms set forth in greater detail below in “Summary Compensation Table-Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table ‒ Employment Agreements and Leadership Transition Agreement.”

Other Agreements with Mr. Vigneau

Leadership Transition Agreement

On March 29, 2019, we entered into a prospective leadership transition agreement with then-Chief Financial Officer Dennis Vigneau, in connection with his planned retirement on December 31, 2019, which technically amended and restated the existing employment agreement between Mr. Vigneau and the Company, dated January 27, 2014. This agreement is detailed below under “Summary Compensation Table-Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table ‒ Employment Agreements and Leadership Transition Agreement.”

2017 Incentive Awards

FGL entered into an incentive award letters with Mr. Vigneau and certain other executives dated February 1, 2017. The incentive award letters provided for the grant of a cash award in lieu of the December 2015 and December 2016 ordinary course discretionary long-term equity incentive awards that FGL was not permitted to make to its executive officers under the terms of its merger agreement with Anbang Insurance Group Co., Ltd. and its affiliates, which was terminated on April 17, 2017. The 2017 incentive awards were granted in recognition of the continued commitment and contributions of FGL’s executives during this period. These incentive awards vested in installments on December 1, 2017, December 3, 2018 and December 2, 2019, subject to the executive’s continued employment through the applicable vesting date. They would have also vested in full if the executive’s employment had been terminated by without “cause” prior to December 2, 2019 or if the executive’s position had been eliminated and the executive was not offered “comparable employment” before November 30, 2018, the first anniversary of the completion of the 2017 Business Combination. The amount of each incentive award installment to the NEOs is set forth in the following table:

Name	December 2017	December 2018	December 2019	Total
Dennis R. Vigneau	$146,667	$146,667	$ 73,333	$366,667

Other Executive Compensation Arrangements, Policies and Practices
Our executives are eligible to participate in our tax-qualified 401(k) defined contribution plan and our health and welfare plans on the same basis as our other salaried employees. Our executives also participate in a limited number of perquisite programs.

401(k) Plan

Under the 401(k) Plan, our company will match 100% of a participant’s contributions up to five percent of compensation, subject to the limits specified in the Internal Revenue Code (the “Code”). The employer match vests immediately. The 401(k) plan also allows for annual discretionary profit sharing contributions, which historically have been two percent of earnings, subject to limits under the Code. Any profit sharing contributions are immediately vested.

Nonqualified Deferred Compensation Arrangements

We permit our executives to defer on an elective basis a specified portion of their base salaries and performance-based bonus compensation, if any. See the narrative description following the table entitled “Nonqualified Deferred Compensation” below for more information surrounding the terms of the nonqualified deferred compensation plan.

Health and Welfare Benefits

We also offer a package of insurance benefits to all salaried employees, including our executives, including health, vision and dental insurance, basic life insurance, accidental death and dismemberment insurance and short- and long-term disability insurance.

Limited Executive Perquisites

All of our executives are eligible to participate in the Executive Life Insurance Plan. Under this plan, the beneficiary of a participant who dies while employed by us is entitled to a lump sum payment equal to three times his or her annual base salary at the time of hire. Our executives are also offered physical examinations at our cost once biannually. The value of these executive perquisites is reflected in the “All Other Compensation” column of the Summary Compensation Table below. We maintain no defined benefit pension plans or retiree medical plans.

Prohibition of Short Sales, Derivatives Trading, Hedging and Pledging of Our Securities

Our Board has adopted a policy prohibiting designated employees, including the NEOs, and directors from engaging in any short sales of our securities, or transactions in puts, calls or other derivative securities with respect to any of our equity securities. Unless first pre-cleared by our General Counsel, the policy also prohibits all employees, including the NEOs, and directors from entering into hedging transactions with respect to our securities or pledging our securities as collateral for any loan, including margin accounts.

Policy on Rule 10b5-1 Trading Plans

We have adopted a policy for Rule 10b5-1 trading plans for designated employees, including the NEOs, and directors, which allow for transactions in our securities pursuant to a pre-established written plan meeting certain requirements. Any Rule 10b5-1 plan must (a) be in writing and in a form acceptable to the company; (b) be acknowledged in writing by the General Counsel of the company prior to the plan becoming effective; (c) contain such terms and conditions as may be required by Rule 10b5-1; and (d) not be entered into, amended or terminated during a blackout period or when the person is in possession of material nonpublic information.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” contained in this report with our management. Based on such review and discussions, the committee recommended to our Board that the “Compensation Discussion and Analysis” be included in Annual Report on Form 10-K filed with the SEC for fiscal 2019.

COMPENSATION COMMITTEE

/s/ Keith W. Abell
/s/ Richard M. Massey

/s/ James A. Quella

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as an officer or employee of the company or any of its subsidiaries during fiscal 2019 or any prior year. In addition, during fiscal 2019, no executive officer of our company served as a director or as a member of the compensation committee of a company (i) one of whose executive officers served as a director or as a member of the Compensation Committee of our company or (ii) which employed a director of our company.

CEO Pay Ratio

As required by the “pay ratio” rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, we determined the annual total compensation of the estimated median of the annual total compensation of all employees, except our current President and Chief Executive Officer (our “non-CEO median employee”) and present a comparison of that annual total compensation to the annual total compensation of our President and Chief Executive Officer (our “CEO”). In accordance with SEC rules, for 2019, we have calculated:

•	The annual total compensation of our non-CEO median employee was $103,823

•	The annual total compensation of our CEO was $9,344,988

•	The estimated pay ratio of the annual total compensation of our CEO to the annual total compensation of our non-CEO median employee was 90:1

As permitted by Securities and Exchange Commission rules, to identify our non-CEO median employee we used a commonly accepted compensation measure, “total cash compensation,” which includes annual base pay plus all commissions and bonuses paid during the fiscal year. We used October 1, 2019, as our determination day, and included all 344 full-time, part-time, seasonal, and temporary employees of F&G and its subsidiaries globally, other than our CEO. We annualized pay for those who commenced work during the fiscal year. After we identified our non-CEO median employee based on total cash compensation, we calculated annual total compensation for both our CEO and our non-CEO median employee, using the same definition for total compensation set forth in this proxy statement’s Summary Compensation Table plus the value of benefits and employer retirement contributions not reported therein. These benefits include company contributions to the medical, dental and basic life insurance plans.

Mr. Blunt served as our CEO beginning Jan. 2, 2019. As allowed when a CEO does not serve for the entire fiscal year, we annualized his compensation for purposes of the pay ratio estimation. Mr. Blunt’s annualized total compensation for our fiscal year was $9,344,988.

This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Given the different methodologies that various public companies use to determine an estimate of their pay ratios and our unique situation in including the inducement equity grants made to our CEO, the estimated pay ratio reported above should not be used as a basis for comparison between companies.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation paid to our NEOs for the fiscal year ended December 31, 2019, the fiscal year ended December 31, 2018, the three month transition period ended December 31, 2017 (“TP 2017”), and the fiscal year ended September 30, 2017.

Name	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)(c)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(d)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(e)	Total ($)
Christopher O. Blunt, President and Chief Executive Officer (f)	FY 2019	793,846	2,250,000	-	4,075,971	2,150,000	-	75,170	9,344,988
John T. Fleurant, Chief Financial Officer (g)	FY 2019	67,308	-	-	3,727,065	-	-	6,050	3,800,424
Rajesh Krishnan, Chief Investment Officer (h)	FY 2019	348,654	-	-	2,882,609	500,000	-	15,759	3,747,022
Bonnie Wasgatt, EVP and Chief Operations Officer (i)	FY 2019	206,154	-	-	875,546	170,000	-	10,799	1,262,498
R. Alex Castillo, SVP and Chief Human Resources Officer (j)	FY 2019	169,231	60,000	-	614,808	100,000	-	8,466	952,505
Dennis R. Vigneau, Former Chief Financial Officer (k)	FY 2019	440,000	573,340	-	-	-	-	1,171,258	2,184,598
	FY 2018	440,000	586,667	-	4,462,790	500,000	-	22,292	6,011,749
	TP 2017	118,462	446,667	-	-	120,000	-	10,337	695,465
	FY 2017	440,000	73,333	1,626,484	-	500,000	-	24,508	2,664,325

a.
For fiscal 2019, represents sign-on bonus paid to Mr. Blunt and bonuses paid to Mr. Vigneau pursuant to his transition agreement, including related to his EIP award. For fiscal 2018, represents cash payments under the 2017 Incentive Awards and the Retention Awards paid in December 2018 to Mr. Vigneau.

b.	Represents the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Clarification (“FASB ASC”) Topic 718.

c.	Represents cash amounts paid by FGL to settle Performance RSUs granted to Mr. Vigneau in fiscal 2017 in connection with the Business Combination.

d.
For fiscal 2019 and 2018, the amounts reported in this column reflect amounts earned under the EIP for all NEOs in such fiscal year. The amounts reported for periods prior to fiscal 2018 reflect the amounts paid out to Mr. Vigneau under FGL’s Employee Incentive Compensation Plan.

e.	All other compensation for fiscal year 2019 was as follows:

Name	401(k) Match	Profit Sharing	Life Insurance Premiums	Long-Term Disability Insurance Premium	Relocation Subsidy	Paid-Time Off	Separation Payments (k)	Other	Total
Blunt	$14,000	-	-	$945	$58,761	-	-	$1,464	$75,170
Fleurant	-	-	-	145	5,905	-	-	-	6,050
Krishnan	14,000	-	814	945	-	-	-	-	15,759
Wasgatt	7,087	-	3,130	582	-	-	-	-	10,799
Castillo	7,933	-	-	533	-	-	-	-	8,466
Vigneau	14,000	5,500	2,197	945	-	18,615	1,130,000	-	1,171,258

f.	Mr. Blunt was appointed as President, Chief Executive Officer and Director effective as of January 2, 2019.

g.	Mr. Fleurant joined our company effective November 11, 2019.

h.	Mr. Krishnan joined our company effective January 1, 2019.

i.	Ms. Wasgatt joined our company effective May 20, 2019.

j.	Mr. Castillo joined our company effective May 20, 2019.

k.
Mr. Vigneau transitioned to a non-executive role upon the appointment of Mr. Fleurant pursuant to a transition agreement, which is described in more detail below under “Leadership Transition Agreement”.

Grants of Plan-Based Awards

The following table sets forth information concerning estimated possible payouts under non-equity incentive plan awards for fiscal 2019 performance and equity incentive plan awards granted in fiscal 2019 to our named executive officers. The terms and conditions applicable to these awards are described in “Compensation Discussion and Analysis” and “Outstanding Equity Awards at Fiscal Year-End.”

	Grant Date	Estimated future payouts under non-equity incentive plan awards ($)(a)			Estimated future payouts under equity incentive plan awards ($)			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)(b)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Christopher O. Blunt	2/26/2019	800,000	1,600,000	2,400,000	-	-	-	-	-	-	-
	12/21/2018	-	-	-	-	-	-	-	878,400	1.42	1,247,328
	12/21/2018	-	-	-	-	-	-	-	721,600	0.89	642,224
	12/21/2018	-	-	-	-	-	-	-	87,840	1.56	137,030
	12/21/2018	-	-	-	-	-	-	-	87,840	1.28	112,435
	12/21/2018	-	-	-	-	-	-	-	87,840	0.98	86,083
	12/21/2018	-	-	-	-	-	-	-	87,840	0.7	61,488
	12/21/2018	-	-	-	-	-	-	-	87,840	0.44	38,650
	12/21/2018	-	-	-	-	-	-	-	72,160	1.01	72,882
	12/21/2018	-	-	-	-	-	-	-	72,160	0.88	63,501
	12/21/2018	-	-	-	-	-	-	-	72,160	0.71	51,234
	12/21/2018	-	-	-	-	-	-	-	72,160	0.54	38,966
	12/21/2018	-	-	-	-	-	-	-	72,160	0.35	25,256
	12/21/2018	-	-	-	-	-	-	-	439,200	1.74	764,208
	12/21/2018	-	-	-	-	-	-	-	360,800	1.13	407,704
	12/21/2018	-	-	-	-	-	-	-	306,738	0.89	272,997
	12/21/2018	-	-	-	-	-	-	-	61,348	0.12	7,362
	12/21/2018	-	-	-	-	-	-	-	61,348	0.18	11,043
	12/21/2018	-	-	-	-	-	-	-	61,348	0.21	12,883
	12/21/2018	-	-	-	-	-	-	-	61,347	0.18	11,042
	12/21/2018	-	-	-	-	-	-	-	61,347	0.19	11,656
	12/21/2018	-	-	-	-	-	-	-	306,738	0.89	272,997
	12/21/2018	-	-	-	-	-	-	-	61,348	0.12	7,362
	12/21/2018	-	-	-	-	-	-	-	61,348	0.18	11,043
	12/21/2018	-	-	-	-	-	-	-	61,348	0.21	12,883
	12/21/2018	-	-	-	-	-	-	-	61,347	0.18	11,042
	12/21/2018	-	-	-	-	-	-	-	61,347	0.19	11,656
John Fleurant (c)	11/11/2019	250,000	500,000	750,000	-	-	-	-	-	-	-
	11/11/2019	-	-	-	-	-	-	-	30,000	0.61	18,300
	11/11/2019	-	-	-	-	-	-	-	500,000	2.22	1,110,000
	11/11/2019	-	-	-	-	-	-	-	30,000	0.32	9,600
	11/11/2019	-	-	-	-	-	-	-	30,000	0.27	8,100
	11/11/2019	-	-	-	-	-	-	-	30,000	0.19	5,700
	11/11/2019	-	-	-	-	-	-	-	13,334	1.05	14,001
	11/11/2019	-	-	-	-	-	-	-	13,334	1.26	16,801
	11/11/2019	-	-	-	-	-	-	-	13,333	1.51	20,133
	11/11/2019	-	-	-	-	-	-	-	13,333	1.92	25,599
	11/11/2019	-	-	-	-	-	-	-	13,333	2.23	29,733
	11/11/2019	-	-	-	-	-	-	-	100,000	1	100,000
	11/11/2019	-	-	-	-	-	-	-	100,000	1.2	120,000
	11/11/2019	-	-	-	-	-	-	-	100,000	1.43	143,000
	11/11/2019	-	-	-	-	-	-	-	100,000	1.81	181,000
	11/11/2019	-	-	-	-	-	-	-	100,000	2.08	208,000
	11/11/2019	-	-	-	-	-	-	-	150,000	2.22	333,000
	11/11/2019	-	-	-	-	-	-	-	66,666	2.34	155,998
	11/11/2019	-	-	-	-	-	-	-	500,000	2.1	1,050,000
	11/11/2019	-	-	-	-	-	-	-	66,667	2.46	164,001
	11/11/2019	-	-	-	-	-	-	-	30,000	0.47	14,100
Raj Krishnan	2/26/2019	175,000	350,000	525,000	-	-	-	-	-	-	-
	3/15/2019	-	-	-	-	-	-	-	24,539	1.74	42,698

	3/15/2019	-	-	-	-	-	-	-	96,910	1.79	173,469
	3/15/2019	-	-	-	-	-	-	-	24,539	0.64	15,705
	3/15/2019	-	-	-	-	-	-	-	96,911	0.68	65,899
	3/15/2019	-	-	-	-	-	-	-	24,539	0.98	24,048
	3/15/2019	-	-	-	-	-	-	-	96,911	0.99	95,942
	3/15/2019	-	-	-	-	-	-	-	24,539	1.27	31,165
	3/15/2019	-	-	-	-	-	-	-	96,911	1.28	124,046
	3/15/2019	-	-	-	-	-	-	-	24,539	1.52	37,299
	3/15/2019	-	-	-	-	-	-	-	96,911	1.57	152,150
	3/15/2019	-	-	-	-	-	-	-	122,695	1.74	213,489
	3/15/2019	-	-	-	-	-	-	-	484,554	1.74	843,124
	3/15/2019	-	-	-	-	-	-	-	484,555	1.68	814,052
	8/6/2019	-	-	-	-	-	-	-	62,225	1.73	107,649
	8/6/2019	-	-	-	-	-	-	-	62,225	1.64	102,049
	8/6/2019	-	-	-	-	-	-	-	15,557	0.26	4,045
	8/6/2019	-	-	-	-	-	-	-	15,556	0.48	7,467
	8/6/2019	-	-	-	-	-	-	-	15,556	0.75	11,667
	8/6/2019	-	-	-	-	-	-	-	15,556	1.07	16,645
Bonnie Wasgatt	5/20/2019	83,750	167,500	251,250	-	-	-	-	-	-	-
	8/6/2019	-	-	-	-	-	-	-	18,192	1.73	31,472
	8/6/2019	-	-	-	-	-	-	-	18,193	1.64	29,837
	8/6/2019	-	-	-	-	-	-	-	4,548	0.26	1,182
	8/6/2019	-	-	-	-	-	-	-	4,548	0.48	2,183
	8/6/2019	-	-	-	-	-	-	-	4,548	0.75	3,411
	8/6/2019	-	-	-	-	-	-	-	4,548	1.07	4,866
	5/20/2019	-	-	-	-	-	-	-	9,375	0.36	3,375
	5/20/2019	-	-	-	-	-	-	-	35,416	0.78	27,624
	5/20/2019	-	-	-	-	-	-	-	9,375	0.33	3,094
	5/20/2019	-	-	-	-	-	-	-	35,417	1.15	40,730
	5/20/2019	-	-	-	-	-	-	-	9,375	0.3	2,813
	5/20/2019	-	-	-	-	-	-	-	35,417	1.49	52,771
	5/20/2019	-	-	-	-	-	-	-	9,375	0.1	938
	5/20/2019	-	-	-	-	-	-	-	35,417	1.8	63,751
	5/20/2019	-	-	-	-	-	-	-	141,667	1.86	263,501
	5/20/2019	-	-	-	-	-	-	-	37,500	1.92	72,000
	5/20/2019	-	-	-	-	-	-	-	141,666	1.92	271,999
Alex Castillo	5/20/2019	55,000	110,000	165,000	-	-	-	-	-	-	-
	8/6/2019	-	-	-	-	-	-	-	12,842	1.73	22,217
	8/6/2019	-	-	-	-	-	-	-	12,842	1.64	21,061
	8/6/2019	-	-	-	-	-	-	-	3,211	0.26	835
	8/6/2019	-	-	-	-	-	-	-	3,210	0.48	1,541
	8/6/2019	-	-	-	-	-	-	-	3,210	0.75	2,408
	8/6/2019	-	-	-	-	-	-	-	3,210	1.07	3,435
	5/20/2019	-	-	-	-	-	-	-	6,250	0.36	2,250
	5/20/2019	-	-	-	-	-	-	-	25,000	0.78	19,500
	5/20/2019	-	-	-	-	-	-	-	6,250	0.33	2,063
	5/20/2019	-	-	-	-	-	-	-	25,000	1.15	28,750
	5/20/2019	-	-	-	-	-	-	-	6,250	0.3	1,875
	5/20/2019	-	-	-	-	-	-	-	25,000	1.49	37,250
	5/20/2019	-	-	-	-	-	-	-	6,250	0.1	625
	5/20/2019	-	-	-	-	-	-	-	25,000	1.8	45,000
	5/20/2019	-	-	-	-	-	-	-	100,000	1.86	186,000
	5/20/2019	-	-	-	-	-	-	-	25,000	1.92	48,000
	5/20/2019	-	-	-	-	-	-	-	100,000	1.92	192,000
Dennis R. Vigneau (d)	2/26/2019	132,000	264,000	396,000	-	-	-	-	-	-	-
	5/15/2018	-	-	-	-	-	-	-	30,673	0.69	21,164
	5/15/2018	-	-	-	-	-	-	-	30,674	0.83	25,459
	5/15/2018	-	-	-	-	-	-	-	30,674	0.87	26,686
	5/15/2018	-	-	-	-	-	-	-	30,674	0.77	23,619
	5/15/2018	-	-	-	-	-	-	-	30,674	0.77	23,619
	5/15/2018	-	-	-	-	-	-	-	121,138	2.53	306,479
	5/15/2018	-	-	-	-	-	-	-	121,138	2.36	285,886
	5/15/2018	-	-	-	-	-	-	-	121,139	2.10	254,392
	5/15/2018	-	-	-	-	-	-	-	121,139	1.77	214,416
	5/15/2018	-	-	-	-	-	-	-	121,139	1.36	164,749
	5/15/2018	-	-	-	-	-	-	-	153,369	2.35	360,417
	5/15/2018	-	-	-	-	-	-	-	605,693	2.35	1,423,379
	5/15/2018	-	-	-	-	-	-	-	605,693	2.20	1,332,525

a.	Represents the potential amounts for annual EIP incentives for fiscal 2019. Actual amounts earned by the NEOs are reflected in the Summary Compensation Table.

b.
Represents stock option awards granted under our 2017 Omnibus Incentive Plan which vest, if at all, subject to a combination of time and/or performance based vesting over a four or five year period from the date of grant. Time-based stock options vest one-fifth or one-fourth each year on the anniversary of the grant date. Stock price options vest based on the achievement of stock price goals, ranging from $10 to $25, applicable to each period. Performance based options vest based on three-year, four-year and five-year Adjusted Operating ROE goals, ranging from 15.50% to 18.50%, applicable to each period. These stock options expire seven years from their respective grant date.

c.	Mr. Fleurant was not eligible for the 2019 EIP grant, as he joined our company in November 2019.

d.	Pursuant to his transition agreement, we agreed to amend the vesting of certain options held by Mr.Vigneau.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements and Related Agreements with Named Executive Officers

Employment Agreement with Christopher O. Blunt

On December 19, 2018, we announced that Christopher O. Blunt had been appointed as President, Chief Executive Officer, and member of the Board of Directors, effective January 2, 2019. In connection with this appointment we entered into an employment agreement with Mr. Blunt, pursuant to which Mr. Blunt is entitled to receive a base salary of $800,000 and a target bonus opportunity equal to 200% of his base salary, subject to the achievement of criteria to be established by the Board of Directors. The agreement also provided for a signing bonus of $2,250,000 upon Mr. Blunt’s continued employment through March 15, 2019.

Upon a termination without “cause” or by Mr. Blunt for “good reason,” each as defined in the agreement, he will be entitled to receive severance benefits equal to three times his base salary, acceleration of the stock options awarded December 21, 2018, and eighteen months of benefit continuation. He is also entitled to acceleration of certain options upon termination without cause or for good reason within 12 months following a change in control of the Company. In addition, Mr. Blunt will be subject to certain restrictive covenants that apply both during his employment with the Company and for certain durations afterwards.

Other Employment Agreements

On November 6, 2019, we announced that John T. Fleurant would join the Company as its Chief Financial Officer, effective November 11, 2019. In connection with this appointment we entered into an employment agreement with Mr. Fleurant, pursuant to which Mr. Fleurant is entitled to receive an annual base salary of $500,000 and a target bonus opportunity equal to 100% of his base salary, subject to the achievement of criteria to be established by the Company. Upon a termination without “cause”, Mr. Fleurant will be entitled to receive severance benefits equal to six months of his base salary and six months of Company-paid COBRA. Mr. Fleurant will be subject to certain restrictive covenants that apply both during his employment with the Company and for certain durations afterwards.

We have also entered into an employment agreement with Mr. Krishnan dated January 1, 2019. Pursuant to this agreement, Mr. Krishnan’s compensation is determined by the Company and he is entitled to certain severance amounts if terminated without cause, the amount of which is based on his tenure with the Company but range from 26 to 52 weeks of base salary, subject to execution of a release. Mr. Krishnan will be subject to certain restrictive covenants that apply both during his employment with the Company and for certain durations afterwards.

Leadership Transition Agreement with Dennis Vigneau

On March 29, 2019, we entered into a prospective leadership transition agreement with Chief Financial Officer Dennis Vigneau, in connection with his planned retirement on December 31, 2019, which technically amended and restated the existing employment agreement between Mr. Vigneau and the Company, dated January 27, 2014.

Under this agreement, Mr. Vigneau agreed to continue as the Company’s CFO until a new CFO was identified by the Company, at which time, Mr. Vigneau would assume a non-executive advisor role until his retirement. In return, Mr. Vigneau was entitled to the following payments pursuant to the terms of this agreement: (i) continued base salary through 2019; (ii) a 2019 fixed performance bonus of $500,000; (iii) a $500,000 bonus upon the Company’s hiring of a permanent CFO; (iv) two bonuses equal to $200,000 each contingent upon the completion of certain strategic initiatives; (v) full severance benefits under Mr. Vigneau’s employment agreement equal to $330,000; (vi) an amount no greater than $40,000 for reasonable attorneys’ fees for the negotiation of the transition agreement; and (vii) accelerated vesting of certain options held by Mr. Vigneau.

2017 Business Combination

At the effective time of the Business Combination on November 30, 2017, each (i) option to purchase shares of FGL’s common stock (“FGL Stock Option”), (ii) restricted share of FGL’s common stock and (iii) Performance RSU, in each case whether vested or unvested, became fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for Performance RSUs, determined at the target performance level) multiplied by (2) the merger consideration of $31.10 (less the exercise price per share in the case of FGL Stock Options). In addition, at the effective time of the Merger, each stock option (“FGLH Stock Option”) and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the company (“FGLH”), whether vested or unvested, became fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGLH stock subject to the award multiplied by (B) $176.32 (less the exercise price in the case of such FGLH Stock Options).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by our named executive officers at the end of fiscal 2019.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Christopher O. Blunt	144,320	1,912,356	10.00	12/21/2025	-	-	-	-
	175,680	1,581,120	7.04	12/21/2025	-	-	-	-
John Fleurant	-	1,800,000	10.00	11/11/2026	-	-	-	-
	-	200,000	9.18	11/11/2026	-	-	-	-
Raj Krishnan	-	1,674,514	10.00	3/15/2026	-	-	-	-
	-	186,675	7.16	8/6/2026	-	-	-	-
Bonnie Wasgatt	-	500,000	10.00	5/20/2026	-	-	-	-
	-	54,577	7.16	8/6/2026	-	-	-	-
Alex Castillo	-	350,000	10.00	5/20/2026	-	-	-	-
	-	38,525	7.16	8/6/2026	-	-	-	-
Dennis R. Vigneau (a)	242,277	-	10.00	5/15/2025	-	-	-	-

a.	Reflects the amendment of a portion of Mr. Vigneau’s options effective December 31, 2019, pursuant to his transition agreement with the company.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Option exercise price	Number of shares acquired on vesting (#)	Value realized on vesting
Christopher O. Blunt	-	-	-	-
John T. Fleurant	-	-	-	-
Rajesh Krishnan	-	-	-	-
Bonnie Wasgatt	-	-	-	-
R. Alex Castillo	-	-	-	-
Dennis R. Vigneau	-	-	-	-

Pension Benefits

We do not provide any defined benefit plans to our NEOs.

Nonqualified Deferred Compensation

The following table provides information concerning the nonqualified deferred compensation of each of the participating NEOs in the Executive Nonqualified Deferred Compensation Plan of FGLH (the “Deferred Compensation Plan”) as of December 31, 2019.

Name	Aggregate Balance at Beginning of Last Fiscal Year	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End (d)
Christopher O. Blunt	$—	$—	$—	$—	$—	$—
John T. Fleurant	—	—	—	—	—	—
Rajesh Krishnan	1,247,008	—	—	170,411	—	1,417,419
Bonnie Wasgatt	—	30,923	—	1,412	—	32,335
R. Alex Castillo	—	—	—	—	—	—
Dennis R. Vigneau	1,028,079	686,364	—	238,463	—	1,952,906

a.	Amounts reported in this column are included in the Summary Compensation Table in the “Salary” and “Non-Equity Incentive Plan Compensation” columns for fiscal 2019.

b.	Contributions were not made by FGL after fiscal 2013.

c.	Amounts reported in this column are not reported as compensation in the Summary Compensation Table.

d.	Amounts reported in this column were not reported as compensation in the Summary Compensation tables for previous years.

The Deferred Compensation Plan permits our participating NEOs and certain other employees to elect to defer up to 50% of their base salary and up to 100% of any performance-based non-equity incentive plan compensation. Any deferral elections are made under the Deferred Compensation Plan pursuant to a participation agreement with the NEO. We have eliminated the annual discretionary grant to each active participating NEO effective January 2013. Past employer contributions vest 20% for each year of service and are fully vested after five years of service. Deferred amounts and employer contributions are contributed to individual accounts in the FGLH Executive Deferred Compensation Plan Trust. The participants self-direct the notional investment of deferred contribution accounts in investment funds from a selection made available by our retirement committee.

The vested balance of the deferred compensation accounts will be distributed to each participating NEO upon his or her death, disability or separation from service (including retirement). Participants may elect upon initial enrollment to have accounts distributed upon a change in control event, although none of our NEOs have so elected. In-service hardship and education account withdrawals are permitted under the plan with respect to participant deferrals and employer credits.

Potential Payments upon Termination or Change in Control

The following table sets forth the estimated amount of compensation each of our NEOs would receive under the termination or change in control provisions contained in the agreements and plans discussed above, assuming that such termination or change in control event occurred on December 31, 2019. However, for Mr. Vigneau, the table includes only the actual amounts paid in connection with the transition agreement related to his retirement from the company on December 31, 2019.

The table excludes (i) amounts accrued through the termination date that would be paid in the normal course of continued employment, such as accrued but unpaid salary, (ii) vested account balances under our 401(k) plan that are generally available to all of our employees and (iii) except as indicated in the footnotes below, any post-employment benefit that is available to all of our employees and does not discriminate in favor of our NEOs. In the case of a change in control situation, we assume that the vesting of all options and restricted stock will be accelerated, even though our Compensation Committee has the discretion to provide for alternative treatment of the awards upon a change in control.

Name	Termination Trigger	Severance (Salary)(a)	Severance (Bonus)(b)	Equity Vesting (c)	Nonqualified Deferred Compensation (d)	Other Benefits (e)	Total
Christopher O. Blunt	Involuntary termination w/o cause	$2,400,000	$—	$1,116,019	$—	$16,950	$3,532,969
	Voluntary termination	—	—	1,116,019	—	15,385	1,131,404
	Retirement (f)	—	—	—	—	—	—
	Death	—	1,600,000	1,116,019	—	15,385	2,731,404
	Disability	—	1,600,000	1,116,019	—	15,385	2,731,404
	Change in control	2,400,000	—	1,116,019	—	16,950	3,532,969
John T. Fleurant	Involuntary termination w/o cause	250,000	500,000	—	—	13,969	763,969
	Voluntary termination	—	—	—	—	5,923	5,923
	Retirement (f)	—	—	—	—	—	—
	Death	—	500,000	—	—	—	500,000
	Disability	—	500,000	—	—	5,923	505,923
	Change in control	500,000	1,000,000	—	—	22,014	1,522,014
Rajesh Krishnan	Involuntary termination w/o cause	175,000	350,000	—	1,417,419	16,413	1,958,832
	Voluntary termination	—	—	—	1,417,419	6,731	1,424,150
	Retirement (f)	—	—	—	—	—	—
	Death	—	350,000	—	1,417,419	—	1,767,419
	Disability	—	350,000	—	1,417,419	6,731	1,774,150
	Change in control	350,000	700,000	—	-	26,095	1,076,095
Bonnie Wasgatt	Involuntary termination w/o cause	167,500	—	—	32,335	16,156	215,991
	Voluntary termination	—	—	—	32,335	6,442	38,777
	Retirement (f)	—	—	—	—	—	—
	Death	—	—	—	32,335	—	32,335
	Disability	—	—	—	32,335	6,442	38,777
	Change in control	335,000	335,000	—	—	25,869	695,869
R. Alex Castillo	Involuntary termination w/o cause	137,500	—	—	—	14,970	152,470
	Voluntary termination	—	—	—	—	5,288	5,288
	Retirement (f)	—	—	—	—	—	—
	Death	—	—	—	—	—	—
	Disability	—	—	—	—	5,288	5,288
	Change in control	275,000	220,000	—	—	24,652	519,652
Dennis R. Vigneau (g)	Transition and Retirement	330,000	500,000	169,594	1,952,906	—	2,952,500

a.
Under the terms of the employment agreements and severance plan, severance pays out in a lump sum. Amounts payable in this column may be subject to the NEO executing and not revoking a release of claims against the company. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table-Employment Agreements with Named Executive Officers.”

b.	Amounts in this column include, if provided in an employment agreement with the NEO, a pro rata bonus for the year of termination upon certain types of terminations

c.	As of December 31, 2019, the exercise price of the stock options held by the NEOs subject to potential vesting exceeded the market price of the underlying ordinary shares.

d.	For any participating NEO, the vested balance of the deferred compensation accounts will be distributed upon death, disability or separation from service.

e.	Amounts include any accrued vacation as of December 31, 2019, which would be paid out upon a termination.

f.	As of December 31, 2019, none of our continuing NEOs were retirement eligible.

g.
Represents the amounts paid pursuant to Mr. Vigneau’s transition agreement from the company, which include amounts payable under his employment agreement as if he were terminated without cause. For a description of Mr. Vigneau’s transition agreement, see “Summary Compensation Table-Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table ‒ Leadership Transition Agreement.”

NON-EMPLOYEE DIRECTOR COMPENSATION

Our Nominating and Corporate Governance Committee is responsible for reviewing the compensation of our non-employee directors and making recommendations to the Board. In recommending compensation, the committee takes into consideration the following: (i) compensation should be competitive and fairly compensate directors for the time and effort required of Board and committee members, taking into consideration compensation paid to directors of comparable companies; (ii) compensation should align directors' interests with the long-term interests of shareholders; and (iii) the structure of the compensation should be simple, transparent and easy for shareholders to understand.

In 2018, Frederic W. Cook & Co., Inc. (“FW Cook”) conducted a competitive analysis of our company’s compensation peer group with respect to board compensation. Based on the recommendations of FW Cook, the Nominating and Corporate Governance Committee recommended, and the Board approved, adjusting non-employee director compensation, including adding an equity component, which placed the compensation levels between the median and 75th percentile of the peer group.

The following are the components of our non-employee directors’ compensation:

Compensation Component	Description
Annual Cash Retainer	$100,000
Annual Equity Retainer	$125,000 in restricted stock shares that vest after one year
Board and Committee Fees	None
Chair Fees	$20,000 for Audit Committee $10,000 for Compensation and Nominating and Corporate Governance Committees
Other	Directors are reimbursed for out-of-pocket expenses in connection with their service on the Board, including meetings and other Board duties

Director Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to our non-employee directors for services rendered to us during fiscal 2019.

Name	Fees Earned or Paid in Cash	Stock Awards (a)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chinh E. Chu	$100,000	124,997	-	-	-	-	$224,997
William P. Foley, II	100,000	124,997	-	-	-	-	224,997
Keith W. Abell	110,000	124,997	-	-	-	-	234,997
Patrick S. Baird	100,000	124,997	-	-	-	-	224,997
Menes O. Chee	100,000	124,997	-	-	-	-	224,997
Richard M. Massey	100,000	124,997	-	-	-	-	224,997
James A. Quella	110,000	124,997	-	-	-	-	234,997
Timothy M. Walsh	120,000	124,997	-	-	-	-	244,997

a.	Represents the grant date fair value of restricted stock, computed in accordance with Financial Accounting Standards Board Accounting Standards Clarification (“FASB ASC”) Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table presents information as of December 31, 2019, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by security holders (a)	9,293,745	$9.77	5,712,155
Equity compensation plans not approved by security holders (b)	5,920,214	$8.57	—
Total	15,213,959	$9.30	5,712,155

a.	Represents securities issued or issuable under our 2017 Omnibus Incentive Plan.

b.
Represents shares reserved for issuance in connection with stock options granted outside of the 2017 Omnibus Incentive Plan as an “employment inducement award” under NYSE Listing Rule 303A.08. The inducement awards are subject to the terms and conditions of the 2017 Omnibus Incentive Plan. Includes:

For Mr. Blunt, stock options for a total of 3,813,476 shares were issued as inducement awards and vest as follows:

•
Stock options for 3,200,000 shares vest as follows: fifty percent in five equal annual installments beginning on December 21, 2019, subject to continued employment, and fifty percent in five equal installments beginning on December 21, 2019, based on attainment of performance objectives to be established by the board of directors on an annual basis, subject to continued employment.

•
Stock options for 613,476 shares vest as follows: fifty percent in three equal annual installments beginning on March 15, 2021, based on attainment of specified return on equity performance metrics, subject to continued employment, and fifty percent vesting in five equal installments beginning on March 15, 2020, based on attainment of specified minimum stock prices, subject to continued employment.

For Mr. Bayer, stock options for a total of 2,106,738 shares were issued as inducement awards and vest as follows:

•
Stock options for 1,800,000 shares vest as follows: fifty percent in five equal annual installments beginning on December 21, 2019, subject to continued employment, and fifty percent in five equal installments beginning on December 21, 2019, based on attainment of performance objectives to be established by the board of directors on an annual basis, subject to continued employment.

•
Stock options for 306,738 shares vest as follows: fifty percent in three equal annual installments beginning on March 15, 2021, based on attainment of specified return on equity performance metrics, subject to continued employment, and fifty percent in five equal installments beginning on March 15, 2020, based on attainment of specified minimum stock prices, subject to continued employment.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding beneficial ownership of our ordinary shares as of February 24, 2020, unless otherwise noted, by (a) each person who is known to us to own beneficially more than 5% of our common stock, (b) each director and nominee for director, (c) each named executive officer and (d) the directors and executive officers as a group. The table lists voting securities, including restricted stock held by our directors and executive officers over which they have sole voting power but no investment power. Otherwise, except to the extent noted below, each person identified below has sole voting and investment power over the shares reported. Except as otherwise noted below, we know of no agreements among our shareholders which related to voting or investment power with respect to our common stock and none of the stated shares have been pledged as a security.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (a)		Percent of Outstanding Ordinary Shares (b)
Greater than 5% Shareholders:
Blackstone	45,301,593	(c)(d)	20.4%
Fidelity National Financial, Inc.	16,897,000	(e)	7.6%
The Vanguard Group	15,289,000	(f)	6.9%
Coral Blue Investment Pte. Ltd.	12,691,278	(g)	5.7%
BlackRock, Inc.	21,669,453	(h)	9.7%
Directors and Officers:
Chinh E. Chu	14,935,466	(i)(d)	6.7%
William P. Foley, II	14,935,466	(j)(d)	6.7%
Keith W. Abell	234,046		*
Patrick S. Baird	49,743		*
Menes O. Chee	42,743	(k)	*
Richard N. Massey	1,985,782	(l)	*
James A. Quella	979,262		*
Timothy M. Walsh	52,743		*
Christopher O. Blunt	821,348	(m)	*
John T. Fleurant	-		*
Rajesh Krishnan	273,700	(n)	*
Bonnie Wasgatt	89,304	(n)	*
R. Alex Castillo	62,670	(n)	*
Dennis Vigneau	242,277	(n)	*
All directors and executive officers as a group (19 persons)	36,150,298	(o)	16.3%

*    Indicates less than 1% of our outstanding ordinary shares.

a.
Except as described in the footnotes below and subject to applicable community property laws and similar laws, the company believes that each person listed above has sole voting and investment power with respect to all ordinary shares beneficially owned by them. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 4th Floor, Boundary Hall, Cricket Square, Grand Cayman, Cayman Islands KY1-1102.

b.
Percentage of beneficial ownership is based on 221,807,598 shares outstanding as of February 24, 2020. Shares issuable pursuant to options and warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

c.
Based solely on a Schedule 13D/A filed with the SEC on February 10, 2020 by CFS Holdings (Cayman), L.P. (“CFS 1”), CFS Holdings II (Cayman), L.P. (“CFS 2” and together with CFS 2, the “Blackstone Funds”), CFS Holdings (Cayman) Manager L.L.C. (“CFS Cayman Manager”), Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd. (“BTO Cayman”), Blackstone Holdings III L.P. (“Blackstone Holdings III”), Blackstone Holding III GP L.P. (“Blackstone Holdings III GP”), Blackstone Holdings III GP Management L.L.C.(“(“Blackstone Holdings III LLC”), GSO Aiguille des Grands Montets Fund II LP (“Aiguille Fund”), GSO COF III AIV-5 LP (“GSO AIV-5”), GSO COF III Co-Investment AIV-5 LP (“GSO COF AIV-5”), GSO Co-Investment Fund-D LP (“GSO D”), GSO Credit Alpha Fund LP (“GSO Alpha”), GSO Churchill Partners LP (“GSO Churchill”), GSO Credit-A Partners LP (“GSO Credit-A”), GSO Harrington Credit Alpha Fund (Cayman) L.P. (“GSO Harrington” and collectively with Aiguille Fund, GSO AIV-5, GSO COF AIV-5, GSO D, GSO Alpha, GSO Churchill and GSO Credit-A, the “GSO Funds”). GSO Capital Partners LP (“GSO Partners”), GSO Advisor Holdings L.L.C. (“GSO Holdings”), GSO Capital Opportunities Associates III LLC (“GSO III LLC”), GSO COF III Co-Investment Associates LLC (“GSO COF AIV-5 LLC”), GSO Co-Investment Fund-D Associates LLC (“GSO D LLC”), GSO Credit Alpha Associates LLC (“GSO Alpha LLC”), GSO Churchill Associates LLC (“GSO Churchill LLC”), GSO Credit-A Associates LLC (“GSO Credit-A LLC”), GSO Harrington Credit Alpha Associates L.L.C. (“GSO Harrington LLC”), GSO Holdings I L.L.C. (“GSO Holdings I”), Blackstone Holdings I L.P. (“Blackstone Holdings I”), Blackstone Holdings II L.P. (“Blackstone Holdings II”), Blackstone Holdings I/II GP Inc. (“Blackstone Holdings I/II GP”), The Blackstone Group L.P., Blackstone Group Management L.L.C. (“Blackstone Management”), Stephen A. Schwarzman, Bennett J. Goodman, and J. Albert Smith III.

Includes 16,620,850 held by CFS 1, and 22,500,000 ordinary shares held by CFS 2, 142,111 ordinary shares held by Aiguille Fund; 4,147,302 ordinary shares held by GSO AIV-5; 1,442,118 ordinary shares held by GSO COF AIV-5; 50,912 ordinary shares held by GSO D; 165,079 ordinary shares held by GSO Alpha; 52,541 ordinary shares held by GSO Churchill; 113,921 ordinary shares held by GSO Credit-A; and 24,016 ordinary shares held by GSO Harrington. Additionally, includes 42,743 shares held by Mr. Chee, one of our directors and an employee of Blackstone and/or one of its affiliates. Pursuant to arrangements between Mr. Chee and Blackstone, Mr. Chee is required to transfer to Blackstone any and all compensation received in connection with his directorship for any company Blackstone invests in or advises. Blackstone has designated Blackstone Tactical Opportunities Advisors L.L.C. (“BTOA”) as the entity to receive the securities described herein. BTOA is an indirect subsidiary of Blackstone. As such, each of Blackstone, Blackstone Group Management L.L.C. and Stephen A. Schwarzman may be deemed to beneficially own the shares beneficially owned by BTOA.

CFS Cayman Manager is the general partner of CFS 1 and CFS 2. The Managing Member of CFS Cayman Manager is BTO Cayman. The controlling shareholder of BTO Cayman is Blackstone Holdings III. The general partner of Blackstone Holdings III is Blackstone Holding III GP. The general partner of Blackstone Holdings III GP is Blackstone Holdings III LLC The sole member of Blackstone Holdings III LLC is Blackstone.

GSO Partners is the investment manager of Aiguille Fund. GSO Holdings is the special limited partner of GSO Partners with the investment and voting power over the securities beneficially owned by GSO Partners. Blackstone Holdings I is the sole member of GSO Holdings.

GSO III LLC is the general partner of GSO AIV-5. GSO COF AIV-5 LLC is the general partner of GSO COF AIV-5. GSO D LLC is the general partner of GSO D. GSO Alpha LLC is the general partner of GSO Alpha. GSO Churchill LLC is the general partner of GSO Churchill. GSO Credit-A LLC is the general partner of GSO Credit-A. GSO Harrington LLC is the general partner of GSO Harrington. GSO Holdings I is the managing member of each of GSO III LLC, GSO COF AIV-5 LLC, GSO D LLC, GSO Alpha LLC, GSO Churchill LLC, GSO Credit-A LLC and GSO Harrington LLC. Blackstone Holdings II is the managing member of GSO Holdings I with respect to securities beneficially owned by the GSO Funds. Blackstone Holdings I/II GP is the general partner of each of Blackstone Holdings I and Blackstone Holdings II. Blackstone is the controlling shareholder of Blackstone Holdings I/II GP.

The general partner of Blackstone is Blackstone Management. Blackstone Management is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. In addition, each of Bennett J. Goodman may be deemed to have shared voting power and/or investment power with respect to the securities held by the GSO Funds. Each of the foregoing entities and individuals disclaims beneficial ownership of the securities held directly by the GSO Funds (other than the GSO Funds to the extent of their direct holdings).

Each of such Blackstone entities, Mr. Schwarzman and Mr. Goodman may be deemed to beneficially own the shares beneficially owned by the Blackstone Funds and/or the GSO Funds directly or indirectly controlled by it or him, but each (other than the Blackstone Funds and GSO Funds to the extent they directly hold such securities) disclaims beneficial ownership of such shares.

The address for the GSO Funds, each entity listed in the third through fifth paragraphs of this footnote (other than Blackstone, Blackstone Holdings I, Blackstone Holdings II and Blackstone Holdings I/II GP), and Mr. Goodman is c/o GSO Capital Partners LP, 345 Park Avenue. The address for each other entity and person listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154.

d.
Pursuant to the Nominating and Voting Agreement, Mr. Chu, Mr. Foley and BTO have the right to designate one director nominee for election at each general meeting of the company, which nominee will be selected by a vote of any two of Mr. Chu, Mr. Foley and BTO. Mr. Chu, Mr. Foley and BTO have agreed to vote all of their shares in favor of such nominee. As such, each of Mr. Chu, Mr. Foley and BTO may be deemed to be members of a “group” within the meaning of Section 13(d)(3) of the Exchange Act, and each of the members may be deemed to beneficially own the shares of the other members. Each of Mr. Chu, Mr. Foley and BTO expressly disclaims any beneficial ownership of any securities owned by each of the other parties and their affiliates.

e.
Includes (i) 125,000 ordinary shares held by Fidelity National Financial, Inc. and (ii) 4,335,680 ordinary shares held by Fidelity National Title Insurance Company, 9,163,920 ordinary shares held by Chicago Title Insurance Company and 3,272,400 ordinary shares held by Commonwealth Land Title Insurance Company, each a wholly owned subsidiary of FNF (collectively, the “FNF Investors”). Each of the FNF Investors shares the power to vote and the power to dispose of the securities of the company held by it with FNF, and as such, FNF may be deemed to beneficially own the securities held by each of the FNF Investors. William P. Foley, II, our Co-Executive Chairman, is the non-executive Chairman of the Board of FNF. The address for FNF and the FNF Investors is 601 Riverside Ave., Jacksonville, FL 32204.

f.
Based solely on a Schedule 13G filed with the SEC on February 12, 2020 by The Vanguard Group. The Schedule 13G indicates that The Vanguard Group has sole voting power with respect to 144,811 of the shares, shared voting power with respect to 13,774 of the shares, sole dispositive power with respect to 15,157,775 of the shares, and shared dispositive power with respect to 131,725 of the shares. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

g.
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2019 by GIC Private Limited (“GIC”) and Coral Blue Investment Pte. Ltd.. Coral Blue Investment Pte. Ltd. shares the power to vote and the power to dispose of these securities with GIC Private Limited (“GIC”), a private limited company incorporated in Singapore. GIC is wholly owned by the Government of Singapore and was set up with the sole purpose of managing Singapore’s foreign reserves. The Government of Singapore disclaims beneficial ownership of these securities. GIC and Coral Blue Investment Pte. Ltd. disclaim membership in a group. The business address of GIC and Coral Blue Investment Ltd. is 168 Robinson Road, #37-101, Capital Tower, Singapore, 068913.

h.
Based solely on a Schedule 13G filed with the SEC on February 5, 2020 by BlackRock, Inc. The Schedule 13G indicates that BlackRock, Inc. has sole dispositive power with respect to 21,669,453 of the ordinary shares and sole voting power with respect to 21,198,761 of the ordinary shares. The business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

i.
Includes 14,892,723 ordinary shares held by CC Capital Management LLC (“CCCM”). Mr. Chu is the managing member of CCCM and as such may be deemed to beneficially own all of the securities held directly by CCCM. Mr. Chu disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

j.
Includes 14,892,723 ordinary shares held by BilCar, LLC (“BilCar”). Mr. Foley is a manager of BilCar and as such may be deemed to beneficially own all of the securities held directly by BilCar. Mr. Foley disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

k.
Mr. Chee holds these shares for the benefit of Blackstone Tactical Opportunities Advisors L.L.C. Mr. Chee disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

l.
Includes 1,843,039 ordinary shares held by CFC 2016-A, LLC (“CFC”).  Mr. Massey is the managing member of CFC and as such may be deemed to beneficially own all of the securities held by CFC. Mr. Massey disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

m.	Includes 701,348 ordinary shares subject to stock options, which are currently exercisable or are exercisable within 60 days.

n.	Comprised entirely of ordinary shares subject to stock options, which are currently exercisable or are exercisable within 60 days.

o.	Includes 1,445,748 ordinary shares subject to stock options, which are currently exercisable or are exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Policies and Procedures for Related Person Transactions

Our Transactions Committee is responsible for reviewing any transaction with a related party pursuant to the policy and procedures in the committee’s charter. The Transactions Committee charter provides procedures for the approval of transactions with related persons as set forth in the rules and regulations of the SEC as well as “affiliate transactions” that require approval pursuant to the covenants set forth in any indenture, credit agreement or similar agreement of the company. These procedures provide that the Transactions Committee is responsible for reviewing and approving or disapproving all affiliate transactions, which include: any transaction between our company or its subsidiaries and our affiliates; any transaction, arrangement or relationship in which the amount involved may be expected to exceed $120,000 in any fiscal year, our company or its subsidiaries will be a participant, and a related person has a direct or indirect material interest; and any transaction described as an affiliate transaction in any indenture, credit agreement or similar agreement of our company. The Transactions Committee considers relevant facts and circumstances in determining whether or not to approve or ratify an affiliate transaction, and will approve or ratify only those transactions that are, in the committee’s judgment, fair to the company under the circumstances. In addition, Board approval is required for affiliate transactions required to comply with covenants set forth in any indenture, credit agreement or similar agreement of the company.
Related Person Transactions
In addition to the compensation arrangements with directors and executive officers described above in the section entitled “Executive Compensation,” the following is a description of each transaction since January 1, 2019 and each currently proposed transaction in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or will exceed $120,000 and (iii) any of our directors, nominees for director, executive officers, holders of more than 5% of our ordinary shares, or any member of their immediate families or person sharing their household had or will have a direct or indirect material interest.
Investment Management Agreements
We, and certain subsidiaries of ours, entered into amended and restated investment management agreements (the “IMAs”) with Blackstone ISG-I Advisors LLC (“BISGA”), a wholly owned subsidiary of The Blackstone Group LP (“Blackstone”) on December 31, 2019, to be effective as of October 1, 2019, pursuant to which BISGA was appointed as investment manager of the Company’s general accounts (the “F&G Accounts”). The IMAs amend and restate investment management agreements entered into between November 2017 and March 2018 (the “Restated IMAs”). Pursuant to the terms of the IMAs, BISGA may delegate any or all of its discretionary investment, advisory and other rights, powers, functions and obligations under the IMAs to one or more sub-managers, including its affiliates. Pursuant to the Restated IMAs, BISGA delegated certain investment services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors”), pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors. For the year ended December 31, 2019, the fees paid to BISGA under the Restated IMAs and the IMAs were approximately $95 million. As of December 31, 2019, the Company had a net liability of $47 million for the services provided under the Restated IMAs, the IMAs and related sub-management agreements, partially offset by fees received and expense reimbursements from BISGA. During fiscal 2019, we received expense reimbursements from BISGA for the services consumed under the agreements. The fees received for these services were $10 million for fiscal 2019.
Director Independence
Our Board has affirmatively determined that Messrs. Abell, Baird, Massey, Quella and Walsh are independent directors under NYSE Corporate Governance Standards. Under NYSE Corporate Governance Standards, no director qualifies as independent unless our Board affirmatively determines that the director has no material relationship with our company. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, our Board has determined that each of the independent directors named above has no material relationship with our company and is independent within the meaning of NYSE Corporate Governance Standards.

Our Audit, Compensation, Nominating and Corporate Governance Committee are entirely composed of such independent directors In addition, the Board has determined that members of the Audit Committee and Compensation Committee meet the additional independence requirements applicable to those committees under the NYSE Corporate Governance Standards and Rule 10A-3 under the Exchange Act, as applicable.

Item 14. Principal Accounting Fees and Services
Principal Accountant Fees and Services
In accordance with Sarbanes-Oxley, our Audit Committee charter provides that our Audit Committee has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for our company by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and the PCAOB, our Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by our independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of our independent registered public accounting firm.

The table below sets forth the professional fees billed or expected to be billed to our company by KPMG for professional services rendered during fiscal 2019 and fiscal 2018.

	Fiscal 2019	Fiscal 2018
Audit fees	$4,701,000	$3,696,000
Audit-related fees	220,070	187,855
Tax fees	786,724	679,175
All other fees	48,000	—
Total fees	$5,755,794	$4,563,030

•
Audit Fees are fees for professional services for the audit of the consolidated financial statements included in Form 10-K and the review of the consolidated financial statements included in Form 10-Qs or services that are provided in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain U.S. and foreign subsidiaries. These fees also include services provided in connection with review of registration statements, comfort letters and consents.

•	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements.

•	Tax Fees are fees for tax compliance, tax advice and tax planning.

•	All Other Fees are fees, if any, for any services not included in the first three categories.

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

2.3
Voting Agreement, dated as of May 24, 2017, by and among Fidelity & Guaranty Life, CF Capital Growth, LLC, Fidelity National Financial, Inc., CFS Holdings (Cayman), L.P., CC Capital Management, LLC, BilCar, LLC, Richard N. Massey and James A. Quella (incorporated by reference to Exhibit 2.3 to our Form 8-K, filed on May 24, 2017 (File No. 001-36227)).

2.4
Agreement and Plan of Merger, dated as of February 7, 2020, by and among the Company, Parent, Merger Sub I and Merger Sub II. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 7, 2020)(File No. 001-37779).

2.5
Voting Agreement, dated as of February 7, 2020, by and among the Company, Parent, Chicago Title Insurance Company, Fidelity National Title Insurance Company and Commonwealth Land Title Insurance Company. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed with the SEC on February 7, 2020)(File No. 001-37779).

2.6
Voting Agreement, dated as of February 7, 2020, by and among the Company, Parent and BilCar, LLC. (incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K filed with the SEC on February 7, 2020)(File No. 001-37779).

2.7
Voting Agreement, dated as of February 7, 2020, by and among the Company, Parent and CFS Holdings (Cayman) L.P. and CFS Holdings II (Cayman) L.P. (incorporated by reference to Exhibit 2.4 of the Current Report on Form 8-K filed with the SEC on February 7, 2020)(File No. 001-37779).

2.8
Voting Agreement, dated as of February 7, 2020, by and among the Company, Parent, William P. Foley, II and GSO. (incorporated by reference to Exhibit 2.5 of the Current Report on Form 8-K filed with the SEC on February 7, 2020)(File No. 001-37779).

2.9
Letter Agreement, dated as of February 7, 2020, by and among the Company, Parent and Blackstone ISG-I Advisors LLC. (incorporated by reference to Exhibit 2.6 of the Current Report on Form 8-K filed with the SEC on February 7, 2020)(File No. 001-37779).

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

4.1	Description of Securities.
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 1, 2017).
4.4
Warrant Agreement, dated May 19, 2016, by and between CF Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K, filed by CF Corporation on May 25, 2016 (File No. 001-37779)).

4.5
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

4.6
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

4.8	Form of 5.50% Note due 2025 (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2018 (File No. 001-37779)).
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

10.3
Indemnity Agreement, dated May 19, 2016, between the Registrant and William P. Foley, II (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 (File No. 001-37779) ).

10.4
Indemnity Agreement, dated May 19, 2016, between the Registrant and James A. Quella (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 (File No. 001-37779)).

10.5
Indemnity Agreement, dated May 19, 2016, between the Registrant and Richard N. Massey (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 (File No. 001-37779)).

10.6
Letter Agreement, dated as of November 30, 2017, by and between CF Corporation, Blackstone Tactical Opportunities Advisors LLC and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.41 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.7
Letter Amendment No. 1 to Letter Agreement, dated as of November 2, 2018, by and between FGL Holdings, Blackstone Tactical Opportunities Advisors LLC and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 1, 2019)(File No. 001-37779).

10.8
Nominating and Voting Agreement, dated as of November 30, 2017, by and among Blackstone Tactical Opportunities Fund II L.P., Chinh E. Chu, William P. Foley, II and CF Corporation (incorporated by reference to Exhibit 10.42 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.9
Credit Agreement, dated as of November 30, 2017, by and among CF Bermuda Holdings Limited, Fidelity & Guaranty Life Holdings, Inc., the financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.43 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.10
Guarantee Agreement, dated as of November 30, 2017, by and among Fidelity & Guaranty Life, FGL US Holdings Inc., Fidelity & Guaranty Life Business Services, Inc. and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-37779)).

10.11
FGL Holdings 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on February 16, 2018 (File No. 333-23085)). +

10.12
Form of Non-Statutory Stock Option Agreement (Initial Grant) under the FGL Holdings 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 1, 2019)(File No. 001-37779).  +

10.13
 Form of Non-Statutory Stock Option Agreement (Stretch Grant) under the FGL Holdings 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.53 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 1, 2019)(File No. 001-37779).  +

10.14
Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and John Phelps (incorporated by reference to Exhibit 10.39 of Fidelity & Guaranty Life’s Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)). +

10.15
Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and Wendy J.B. Young (incorporated by reference to Exhibit 10.41 of Fidelity & Guaranty Life’s Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.16
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.58 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 1, 2019)(File No. 001-37779).  +

10.17
Credit Agreement between Fidelity & Guaranty Life Holdings, Inc. as borrower, the Company as guarantor, and RBC Capital Markets and Credit Suisse Securities (USA) LLC together as joint lead arrangers for the lenders, dated as of August 26, 2014 (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).

10.18
Second Amendment to Credit Agreement dated as of July 17, 2017 by and among Fidelity & Guaranty Life Holdings, Inc., each of the lenders from time to time party thereto and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of Fidelity & Guaranty Life’s Form 8-K, filed on July 21, 2017 (File No. 001-36227)).

10.19	Revolving Loan Note, dated August 26, 2014 (incorporated by reference to Exhibit 10.2 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).
10.20
Guarantee Agreement, dated as of August 26, 2014, among Fidelity & Guaranty Life, other Guarantors, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.3 of Fidelity & Guaranty Life’s Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).

10.21
Employment Agreement between FGL Holdings and Christopher Blunt, dated as of February 6, 2019 (incorporated by reference to Exhibit 10.69 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 1, 2019)(File No. 001-37779).  +

10.22
Non-Statutory Stock Option Grant Agreement (Initial Award) between FGL Holdings and Christopher Blunt, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.70 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 1, 2019)(File No. 001-37779).  +

10.23
Non-Statutory Stock Option Grant Agreement (Stretch Award) between FGL Holdings and Christopher Blunt, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.71 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 1, 2019)(File No. 001-37779).

10.24
Non-Statutory Stock Option Grant Agreement (Initial Award) between FGL Holdings and Jonathan Bayer, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.72 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 1, 2019)(File No. 001-37779).  +

10.25
Non-Statutory Stock Option Grant Agreement (Stretch Award) between FGL Holdings and Jonathan Bayer, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.73 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 1, 2019)(File No. 001-37779).  +

10.26
Amended and Restated Investment Management Agreement dated as of December 31, 2019 and effective as of October 1, 2019 by and between FGL Holdings and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 3, 2020 (File No. 001-37779))

10.27
Amended and Restated Investment Management Agreement dated as of December 31, 2019 and effective as of October 1, 2019 by and between Fidelity & Guaranty Life Insurance Company and Blackstone ISG-I Advisors L.L.C (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 3, 2020 (File No. 001-37779))

10.28
Amended and Restated Investment Management Agreement dated as of December 31, 2019 and effective as of October 1, 2019 by and between FGL US Holdings Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 3, 2020 (File No. 001-37779))

10.29
Amended and Restated Investment Management Agreement dated as of December 31, 2019 and effective as of October 1, 2019 by and between Fidelity & Guaranty Life Holdings, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on January 3, 2020 (File No. 001-37779))

10.30
Amended and Restated Investment Management Agreement dated as of December 31, 2019 and effective as of October 1, 2019 by and between CF Bermuda Holdings Limited and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on January 3, 2020 (File No. 001-37779))

10.31
Amended and Restated Investment Management Agreement dated as of December 31, 2019 and effective as of October 1, 2019 by and between Front Street Re (Cayman) Ltd and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on January 3, 2020 (File No. 001-37779))

10.32
Amended and Restated Investment Management Agreement dated as of December 31, 2019 and effective as of October 1, 2019 by and between F & G Life Re Ltd and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on January 3, 2020 (File No. 001-37779))

10.33
Amended and Restated Investment Management Agreement dated as of December 31, 2019 and effective as of October 1, 2019 by and between F & G Reinsurance Ltd and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on January 3, 2020 (File No. 001-37779))

10.36*	Employment Agreement between Fidelity & Guaranty Life Business Services and Rajesh Krishnan, dated as of January 1, 2019.
10.37*	Amended and Restated Employment Agreement between Fidelity & Guaranty Life Business Services and Dennis Vigneau, dated as of March 29, 2019.
10.38*	Employment Agreement between FGL Holdings and John Fleurant, dated as of November 11, 2019.
10.50*	Form of Transaction Bonus Letter Agreement, dated February 25, 2020.
21*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney (set forth on the signature page).
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *
The following financial information from FGL Holdings' Quarterly Report on Form 10-Q for the period ended December 31, 2019 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2019 (unaudited) and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

104 *	The cover page from FGL Holdings' Quarterly Report on Form 10-Q for the period ended December 31, 2019 is formatted in Inline XBRL (Extensible Business Reporting Language).

*	Filed herewith

+	Indicates management contract or compensatory plan or agreement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGL HOLDINGS (Registrant)

Date:	March 2, 2020	By:	/s/ John Fleurant
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
POWERS OF ATTORNEY
KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Christopher O. Blunt and John Fleurant, and each of them, acting individually, as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher O. Blunt
Christopher O. Blunt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
/s/ John Fleurant
John Fleurant	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2020
/s/ Chinh E. Chu
Chinh E. Chu	Co-Chairman	March 2, 2020
/s/ William P. Foley, II
William P. Foley, II	Co-Chairman	March 2, 2020
/s/ Keith W. Abell
Keith W. Abell	Director	March 2, 2020
/s/ Patrick S. Baird
Patrick S. Baird	Director	March 2, 2020
/s/ Menes O. Chee
Menes O. Chee	Director	March 2, 2020
/s/ Richard N. Massey
Richard N. Massey	Director	March 2, 2020
/s/ James A. Ouella
James A. Ouella	Director	March 2, 2020
/s/ Timothy M. Walsh
Timothy M. Walsh	Director	March 2, 2020

FGL HOLDINGS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
FGL Holdings and subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FGL Holdings and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2019 and the period from December 1, 2017 to December 31, 2017 (Successor Company operations), the consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows of Fidelity & Guaranty Life and subsidiaries for the period from October 1, 2017 to November 30, 2017, and for the year ended September 30, 2017 (Predecessor Company operations) and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019 and the period from December 1, 2017 to December 31, 2017, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Predecessor Company operations and its cash flows for the period from October 1, 2017 to November 30, 2017, and for the year ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the fair value measurement of fixed maturity securities, available for sale, classified as level 3 in the fair value hierarchy
As discussed in Note 2, 4 and 6 to the consolidated financial statements, the Company’s investments in fixed maturity securities classified as level 3 within the fair value hierarchy have been designated as available for sale and are reported at fair value which was $2.8 billion as of December 31, 2019. To estimate the fair value of fixed maturity securities classified as level 3 in the fair value hierarchy the Company employs a market approach which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include third-party pricing services and independent broker quotations.

We identified the assessment of the fair value measurement of fixed maturity securities, available for sale, classified as level 3 in the fair value hierarchy as a critical audit matter. Due to the significant measurement uncertainty, this assessment involved subjective auditor judgment and required specialized skills and knowledge in identifying and applying comparable market information that is relevant and reliable.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s evaluation of quotations obtained from third-party pricing services and independent brokers, including the assessment of the valuation methodologies, and a comparison to portfolio and market trends.

We involved financial instrument valuation professionals with specialized skills and knowledge, who assisted in:

•	testing the Company’s methodology to produce fair value estimates compliant with U.S. generally accepted accounting principles, and

•	developing an independent estimate of fair value for securities selected for testing using key assumptions and market data sources, and comparing those fair value estimates to the Company’s value.

Assessment of certain assumptions used in the valuation of insurance intangible assets
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company amortizes insurance intangible assets reflecting the value of insurance and reinsurance contracts acquired, deferred acquisition costs, and deferred sales inducements over the lives of the respective policies in relation to the expected emergence of estimated gross profits (EGP’s). EGP’s are derived from the estimates of future investment income, surrender charges and other product fees, less the cost of amounts credited to policyholders, maintenance expenses, mortality, net of reinsurance ceded, and expense margins. The determination of EGP’s requires the Company to use certain assumptions, including (1) surrender rates, (2) the earned rate, which represents the long term assumptions of the Company’s expected earnings on investments, and
(3) budgeted option costs, which represents the expected cost to purchase call options in future periods to fund the equity indexed linked feature related to the Company’s fixed indexed annuity contracts. The value of insurance and reinsurance contracts acquired, deferred acquisition costs, and deferred sales inducements were $0.6 billion, $0.6 billion and $0.2 billion, respectively as of December 31, 2019.

We identified the assessment of certain assumptions used in the valuation of insurance intangible assets as a critical audit matter. Due to the significant measurement uncertainty, this assessment involved subjective auditor judgment and required specialized skills and knowledge to evaluate the assumptions listed above used to determine the EGP estimates.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s development, review, and approval of the EGP assumptions listed above. We involved actuarial professionals with specialized skills and industry knowledge, who assisted in:

•	evaluating the Company’s methodology used to produce EGP estimates compliant with U.S. generally accepted accounting principles,

•	comparing estimated gross profits for the current year to actual gross profits for the current year,

•	comparing the Company’s actual historical experience to expected experience for surrender rates,

•	comparing the earned rates and budgeted option costs to historic and current experience, and

•	performing an analysis to evaluate the application of the earned rate and budgeted option cost assumptions used in the projection of EGP’s.

We also involved financial instrument valuation professionals with specialized skills and knowledge, who assisted in:

•	comparing the earned rate assumptions to actual Company projections and observable market information, and

•	re-performing calculations of projected cash flows for a selection of securities used in determining the earned rate assumptions.

Assessment of certain assumptions used in the fair value measurement of the fixed indexed annuity embedded derivative liability
As discussed in Notes 2, 5, and 6 to the consolidated financial statements, the Company permits the holder of a fixed indexed annuity contract to elect an equity index linked feature, where amounts credited to the contract are linked to the performance of the equity indices selected by the contract holder. This feature is accounted for as an embedded derivative liability and reported at fair value which was $3.2 billion as of December 31, 2019. The embedded derivative liability was classified as level 3 in the fair value hierarchy, and the fair value measurement uses inputs deemed unobservable, including the mortality multiplier, surrender rates, non-performance spread and budgeted option cost.

We identified the assessment of certain assumptions used in the fair value measurement of the fixed index annuity embedded derivative liability as a critical audit matter. Due to the significant measurement uncertainty, this assessment involved subjective auditor judgment and required specialized skills and knowledge to evaluate the assumptions related to the (1) surrender rates, and (2) budgeted option costs, which represent the expected cost to purchase call options in future periods to fund the equity indexed linked feature.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s development, review, and approval of the assumptions. We involved actuarial professionals with specialized skills and industry knowledge, who assisted in:

•	evaluating the Company’s methodology to produce a fair value estimate compliant with U.S. generally accepted accounting principles,

•	comparing the Company’s actual historical experience to expected experience for surrender rates,

•	comparing the budgeted option cost to the historic and current experience, and

•	testing the application of the Company’s methodology and assumptions by developing independent estimates for a selection of policies and comparing the results to the Company’s estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1998.
Des Moines, Iowa
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
FGL Holdings and subsidiaries:

Opinion on Internal Control Over Financial Reporting
We have audited FGL Holdings and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the period from December 1, 2017 to December 31, 2017 (Successor Company operations), the consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows of Fidelity & Guaranty Life and subsidiaries for the period from October 1, 2017 to November 30, 2017, and for the year ended September 30, 2017 (Predecessor Company operations) and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Des Moines, Iowa
March 2, 2020

FGL HOLDINGS
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2019 - $22,914; December 31, 2018 - $22,219)	$23,726	$21,109
Equity securities, at fair value (cost: December 31, 2019 - $1,069; December 31, 2018 - $1,526)	1,071	1,382
Derivative investments	587	97
Mortgage loans	1,267	667
Other invested assets	1,303	662
Total investments	27,954	23,917
Cash and cash equivalents	969	571
Accrued investment income	228	216
Funds withheld for reinsurance receivables, at fair value	2,172	757
Reinsurance recoverable	3,213	3,190
Intangibles, net	1,455	1,359
Deferred tax assets, net	61	343
Goodwill	467	467
Other assets	195	125
Total assets	$36,714	$30,945

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$25,684	$23,387
Future policy benefits, including $1,953 and $725 at fair value at December 31, 2019 and December 31, 2018, respectively	5,735	4,641
Funds withheld for reinsurance liabilities	831	722
Liability for policy and contract claims	71	64
Debt	542	541
Other liabilities	1,108	700
Total liabilities	33,971	30,055

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.0001 par value, 100,000,000 shares authorized, 429,789 and 399,033 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	—	—
Common stock ($.0001 par value, 800,000,000 shares authorized, 221,807,598 and 221,660,974 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	2,031	1,998
Retained earnings (Accumulated deficit)	300	(167)
Accumulated other comprehensive income (loss)	481	(937)
Treasury stock, at cost (8,652,400 shares at December 31, 2019; 600,000 shares at December 31, 2018)	(69)	(4)
Total shareholders' equity	2,743	890
Total liabilities and shareholders' equity	$36,714	$30,945

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Revenues:
Premiums	$40	$54	$3	$7	$11	$42
Net investment income	1,229	1,107	92	174	240	1,005
Net investment gains (losses)	674	(629)	42	146	51	316
Insurance and investment product fees and other	170	179	28	35	38	167
Total revenues	2,113	711	165	362	340	1,530
Benefits and expenses:
Benefits and other changes in policy reserves	1,057	423	124	227	20	843
Acquisition and operating expenses, net of deferrals	330	181	16	51	28	137
Amortization of intangibles	126	49	4	36	123	193
Total benefits and expenses	1,513	653	144	314	171	1,173
Operating income	600	58	21	48	169	357
Interest expense	(32)	(29)	(2)	(4)	(6)	(24)
Income (loss) before income taxes	568	29	19	44	163	333
Income tax (expense) benefit	(61)	(16)	(110)	(16)	(55)	(110)
Net income (loss)	$507	$13	$(91)	$28	$108	$223
Less Preferred stock dividend	31	29	2	—	—	—
Net income (loss) available to common shareholders	$476	$(16)	$(93)	$28	$108	$223
Net income (loss) per common share
Basic	$2.19	$(0.07)	$(0.44)	$0.48	$1.85	$3.83
Diluted	$2.19	$(0.07)	$(0.44)	$0.47	$1.85	$3.83
Weighted average common shares used in computing net income (loss) per common share:
Basic	216,591,908	216,018,629	214,370,000	58,341,112	58,280,532	58,319,517
Diluted	216,737,602	216,018,629	214,370,000	58,494,043	58,366,009	58,415,187

Cash dividend per common share	$0.04	$—	$—	$0.07	$0.07	$0.26

Supplemental disclosures
Other-than-temporary impairments	$(23)	$(24)	$—	$—	$(1)	$(22)
Gains (losses) on derivatives and embedded derivatives	498	(295)	37	140	51	335
Other investment gains (losses)	199	(310)	5	6	1	3
Total net investment gains (losses)	$674	$(629)	$42	$146	$51	$316

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Net income (loss)	$507	$13	$(91)	$28	$108	$223

Other comprehensive income (loss):
Net change in unrealized gains/losses on investments (net of intangibles and deferred tax asset)	1,433	(1,020)	75	12	(286)	104

Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	(15)	4	—	—	—	—

Net changes to derive comprehensive income (loss) for the period	1,418	(1,016)	75	12	(286)	104
Comprehensive income (loss), net of tax	$1,925	$(1,003)	$(16)	$40	$(178)	$327

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, September 30, 2016	$—	$1	$714	$792	$439	$(12)	$1,934
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Common stock dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	223	—	—	223
Unrealized investment gains, net	—	—	—	—	104	—	104
Stock-based compensation	—	—	2	—	—	—	2
Balance, September 30, 2017	$—	$1	$716	$1,000	$543	$(13)	$2,247

Balance, October 1, 2016 (unaudited)	$—	$1	$714	$792	$439	$(12)	$1,934
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Common stock dividends	—	—	—	(4)	—	—	(4)
Net income	—	—	—	108	—	—	108
Unrealized investment (losses), net	—	—	—	—	(286)	—	(286)
Stock-based compensation	—	—	1	—	—	—	1
Balance, December 31, 2016 (unaudited)	$—	$1	$715	$896	$153	$(13)	$1,752

Balance, October 1, 2017	$—	$1	$716	$1,000	$543	$(13)	$2,247
Common stock dividends	—	—	—	(4)	—	—	(4)
Net income	—	—	—	28	—	—	28
Unrealized investment gains, net	—	—	—	—	12	—	12
Stock-based compensation	—	—	1	—	—	—	1
Balance, November 30, 2017	$—	$1	$717	$1,024	$555	$(13)	$2,284

Balance, December 1, 2017	$—	$—	$2,037	$(56)	$—	$—	$1,981
Preferred stock dividends (paid in-kind)	—	—	—	(2)	—	—	(2)
Net income	—	—	—	(91)	—	—	(91)
Unrealized investment gains, net	—	—	—	—	75	—	75
Balance, December 31, 2017	$—	$—	$2,037	$(149)	$75	$—	$1,963
Treasury shares purchased	—	—	—	—	—	(4)	(4)
Preferred stock dividends (paid in kind)	—	—	23	(29)	—	—	(6)
Net income	—	—	—	13	—	—	13
Unrealized investment gains (losses), net	—	—	—	—	(1,020)	—	(1,020)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	4	—	4
Stock-based compensation	—	—	4	—	—	—	4
Cash paid upon warrant tender and capitalized warrant tender costs	—	—	(66)	—	—	—	(66)
Cumulative effect of changes in accounting principles and other	—	—	—	(2)	4	—	2
Balance, December 31, 2018	$—	$—	$1,998	$(167)	$(937)	$(4)	$890
Treasury shares purchased	—	—	—	—	—	(65)	(65)
Dividends
Preferred stock (paid in kind)	—	—	29	(31)	—	—	(2)
Common stock ($0.04/share)	—	—	—	(9)	—	—	(9)
Net income	—	—	—	507	—	—	507
Unrealized investment gains (losses), net	—	—	—	—	1,433	—	1,433
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	4	—	—	—	4
Balance, December 31, 2019	$—	$—	$2,031	$300	$481	$(69)	$2,743

See accompanying notes to consolidated financial statements.

FGL HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Cash flows from operating activities:
Net income (loss)	$507	$13	$(91)	$28	$108	$223
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	5	4	(1)	4	1	6
Amortization	39	43	6	(4)	(6)	(42)
Deferred income taxes	41	(30)	104	(7)	76	(4)
Interest credited/index credits to contractholder account balances	985	347	124	206	(13)	701
Net recognized losses (gains) on investments and derivatives	(682)	629	(42)	(137)	(51)	(305)
Charges assessed to contractholders for mortality and administration	(124)	(136)	(13)	(25)	(32)	(131)
Intangibles, net	(336)	(390)	(29)	(12)	23	(144)
Changes in operating assets and liabilities:
Reinsurance recoverable	13	24	17	3	(8)	(18)
Future policy benefits reflected in net income (loss)	1,079	(110)	4	(11)	(14)	(55)
Funds withheld for reinsurers	(1,220)	679	(2)	(16)	(26)	(105)
Collateral (returned) posted	387	(291)	17	56	40	158
Other assets and other liabilities	(19)	115	(9)	(6)	(26)	(47)
Net cash provided by (used in) operating activities	675	897	85	79	72	237
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	4,506	8,265	313	626	733	2,755
Proceeds from derivatives instruments and other invested assets	338	499	169	117	71	458
Proceeds from mortgage loans	100	65	1	2	13	48
Costs of available-for-sale investments	(4,733)	(10,079)	(348)	(874)	(1,355)	(4,123)
Costs of derivatives instruments and other invested assets	(1,067)	(781)	(156)	(45)	(54)	(351)
Costs of mortgage loans	(701)	(185)	—	—	—	—
Capital expenditures	(11)	(7)	(1)	(1)	(2)	(4)
Contingent purchase price payment	—	(57)	—	—	—	—
Net cash provided by (used in) investing activities	(1,568)	(2,280)	(22)	(175)	(594)	(1,217)
Cash flows from financing activities:
Treasury stock	(65)	(4)	—	—	(1)	(1)
Debt issuance costs	—	(6)	—	—	—	—
Proceeds from issuance of new debt	—	547	—	—	—	—
Retirement and paydown on debt and revolving credit facility	(27)	(440)	(105)	—	—	—
Draw on revolving credit facility	27	30	105	—	—	5
Common stock dividends paid	(9)	—	—	(4)	(4)	(15)
Cash paid upon warrant tender and capitalized warrant tender costs	—	(66)	—	—	—	—
Contractholder account deposits	4,124	3,352	217	443	698	2,890
Contractholder account withdrawals	(2,759)	(2,674)	(172)	(304)	(403)	(1,878)
Net cash provided by (used in) financing activities	1,291	739	45	135	290	1,001
Change in cash & cash equivalents	398	(644)	108	39	(232)	21
Cash & cash equivalents, beginning of period	571	1,215	1,107	885	864	864
Cash & cash equivalents, end of period	$969	$571	$1,215	$924	$632	$885

Supplemental disclosures:
Interest paid	$30	$30	$—	$10	$10	$23
Income taxes (refunded) paid	$(1)	$41	$(21)	$—	$—	$114
Deferred sales inducements	$130	$138	$10	$3	$—	$20
See accompanying notes to consolidated financial statements.

FGL HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Nature of Business
FGL Holdings (the "Company"), formerly known as CF Corporation ("CF Corp"), a Cayman Islands exempted company, was originally incorporated in the Cayman Islands on February 26, 2016 as a Special Purpose Acquisition Company ("SPAC"). The Company’s primary business is the sale of individual life insurance products and annuities through independent agents, managing general agents, and specialty brokerage firms and in selected institutional markets. The Company’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts and fixed rate annuity contracts), immediate annuities and life insurance products. The Company markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia.
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
Prior to November 30, 2017, CF Corp. was a shell company with no operations. On November 30, 2017, CF Corp. consummated the acquisition of Fidelity & Guaranty Life ("FGL"), a Delaware corporation, and its subsidiaries, pursuant to the Agreement and Plan of Merger, dated as of May 24, 2017 (the “FGL Merger Agreement”). The transactions contemplated by the FGL Merger Agreement are referred to herein as the “Business Combination.” In addition to the Business Combination, on November 30, 2017, CF Corp bought all of the issued and outstanding shares of FSRC and F&G Re (formerly known as Front Street Re Ltd).
As a result of the Business Combination, for accounting purposes, FGL Holdings is the acquirer and FGL is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of FGL and its subsidiaries as “Predecessor” for the periods prior to the completion of the Business Combination, and FGL Holdings, including the consolidation of FGL and its subsidiaries and the F&G Reinsurance Companies, for periods from and after the Closing Date. FGL Holdings is the surviving company organized and existing under the laws of the United States of America, any State of the United States, the District of Columbia or any territory thereof (and in the case of the Company, Bermuda or the Cayman Islands). Prior to the acquisition, FGL Holdings reported under a fiscal year end of December 31, and the Predecessor companies reported under a fiscal year end of September 30. Subsequent to the acquisition, FGL Holdings reports under a fiscal year end of December 31.
On February 7, 2020, FGL Holdings and Fidelity National Financial, Inc. (NYSE: FNF) (“FNF”) entered into a merger agreement pursuant to which FNF will acquire FGL Holdings for $12.50 per share, representing an equity value of approximately $2.7 billion. The transaction was approved by a Special Committee of FGL Holdings Directors, a Special Committee of FNF Directors and the FNF Board of Directors. FNF currently owns 7.9% of FGL Holdings outstanding ordinary shares and all of FGL Holdings Series B Preferred shares. In connection with and immediately prior to the closing of the proposed acquisition, FNF will acquire all outstanding FGL Holdings Series A preferred shares, with a face value of approximately $321 million as of December 31, 2019, and assume the $550 million of senior notes due 2025.
Under the terms of the merger agreement, holders of FGL Holdings' ordinary shares (other than FNF and its subsidiaries) may elect to receive either (i) $12.50 per share in cash or (ii) 0.2558 of a share of FNF common stock for each ordinary share of F&G they own. This is subject to an election and proration mechanism such that the aggregate consideration paid to such holders of FGL Holdings' ordinary shares will consist of approximately 60% cash and 40% FNF common stock.
The transaction is expected to close in the second or third quarter of 2020, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approval by FGL Holdings shareholders.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Dollar amounts in the accompanying sections are presented in millions, unless otherwise noted.
We have one reporting segment, which is consistent with and reflects the manner by which our chief operating decision maker views and manages the business. We currently distribute and service primarily fixed rate annuities, including FIAs. Premiums and annuity deposits (net of reinsurance), which are not included as revenues (except for traditional premiums) in the accompanying Consolidated Statements of Operations, collected by product type were as follows:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
Product Type				Predecessor	Predecessor	Predecessor
Fixed indexed annuities	$2,800	$2,253	$178	$288	$556	$1,892
Fixed rate annuities	539	61	45	116	99	556
Single premium immediate annuities	14	24	—	1	2	15
Life insurance (a)	203	182	16	29	50	176
Total	$3,556	$2,520	$239	$434	$707	$2,639

(a)	Life insurance includes Universal Life (“UL”) and traditional life insurance products for FGL Insurance and FGL NY Insurance.

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying audited consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.
We are involved in certain entities that are considered variable interest entities ("VIEs") as defined under U.S. GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our audited consolidated financial statements. See "Note 4. Investments" for additional information on the Company’s investments in VIEs.
Revenue Recognition
Insurance Premiums
The Company’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. The Company’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies, net of premiums ceded under reinsurance.
Premium collections for fixed indexed and fixed rate annuities, indexed universal life (“IUL”) policies and immediate annuities without life contingency are reported as an increase to deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Surrender charges are earned when a policyholder withdraws funds from the contract early or cancels the contract. Other income related to riders is earned when elected by the policyholder.
See a description of FSRC’s and F&G Re's accounting policy for its assumed reinsurance contracts as described under "Reinsurance".
Net Investment Income
Dividends and interest income are recorded in “Net investment income” and recognized when earned. Income or losses upon call or prepayment of available-for-sale fixed maturity securities are recognized in "Net investment income". Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Net investment income” based on the earliest call date of the investments in a manner that produces a constant effective yield.
FSRC and F&G Re's dividends and interest income are recorded in "Net investment income" in the consolidated financial statements and are recognized on an accrual basis. Amortization of premiums and accretion of discounts on investment in debt securities are reflected in "Net investment income" over the contractual terms of the investments in a manner that produces a constant effective yield.
For mortgage-backed and asset-backed securities, included in the fixed maturity available-for-sale (“AFS”) securities portfolios, the Company recognizes income using a constant effective yield based on anticipated cash flows and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is generally recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income’’.
"Net investment income" is presented net of earned investment management fees.
Net Investment Gains (Losses)
Net investment gains (losses) include realized gains and losses from the sale of investments, unrealized gains and losses on equity securities at fair value, write-downs for other-than-temporary impairments (“OTTI”) of AFS investments, and realized and unrealized gains and losses on derivatives and embedded derivatives. FSRC and F&G Re's net investment gains (losses) include realized losses and gains from the sale of investments, changes in the fair value of funds withheld receivables and realized and unrealized gains and losses on derivative investments. Realized gains and losses on the sale of investments are determined using the specific identification method on the trade date.
Insurance and Investment Product Fees and Other
Product fee revenue from IUL products and annuities is comprised of policy and contract fees charged for the cost of insurance, policy administration and rider fees. Fees are assessed on a monthly basis and recognized as revenue when earned. Product fee revenue also includes surrender charges which are collected and recognized as revenue when the policy is surrendered. Some of the product fee revenue is not level by policy year.  The unearned portion of the revenues are deferred and brought into income relative to the gross profits of the business.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims in excess of contract account balances, net of reinsurance recoveries, are charged to expense in the period that they are earned by the policyholder based on their selected strategy. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries during 2017 through 2019 ranged from 0.5% to 6.0% for deferred annuities and FIA's, combined, and 3.0% to 4.8% for IUL's. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
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
Stock-Based Compensation
We expense the fair value of stock awards included in our incentive compensation plans. The Company issues stock options with three different types of vesting conditions. As of the date that there is a mutual understanding between the Company and the grantee of key terms of the awards, the fair value of stock options that vest based on service or non-market based performance conditions are determined using a Black-Scholes options valuation methodology. The Company uses a Monte Carlo simulation to determine the fair value of stock awards that vest based upon market conditions. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to “Additional paid-in capital” in “Shareholders’ equity”. We classify certain stock awards settled in cash as liabilities. For these awards, the fair value is classified as a liability on our Consolidated Balance Sheets, and the liability is marked-to-market through net income (loss) at the end of each reporting period. Stock-based compensation expense is reflected in “Acquisition and operating expenses, net of deferrals” on our Consolidated Statements of Operations.
Interest Expense
Interest expense on our debt is recognized as due and any associated premiums, discounts, and issuance costs are amortized (accreted) over the term of the related borrowing utilizing the straight line method. Interest expense also includes non-use fees on the revolving line of credit facility.
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
Cash Equivalents
The Company considers money market funds and highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2019 and December 31, 2018, the Company held cash equivalents of $38 and $84 respectively.

Investments
Investment Securities
The Company’s investments in fixed maturity securities have been designated as AFS and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of associated intangible asset and unearned revenue ("UREV") “shadow adjustments” (discussed in "Note 7. Intangibles") and deferred income taxes. The Company's investments in equity securities are carried at fair value with unrealized gains and losses included in “Realized gains (losses)”. Prior to the adoption of ASU 2016-01, effective January 1, 2018, unrealized gains and losses on equity securities were included in AOCI.
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
For its fixed maturity AFS securities, the Company generally considers the following in determining whether its unrealized losses are other-than-temporary:

•	The estimated period until recovery;

•	The extent and the duration of the decline;

•	The reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening);

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
If the Company intends to sell a fixed maturity AFS security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a fixed maturity security or it is more likely than not the Company will not be required to sell a fixed maturity security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the OTTI. The remainder of the decline to fair value is recorded in AOCI as an unrealized loss on AFS securities, as this amount is considered a non-credit impairment.
When assessing the Company’s intent to sell a fixed maturity security or if it is more likely than not the Company will be required to sell a fixed maturity security before recovery of its cost basis, the Company evaluates facts and circumstances at the individual security level based on facts and circumstances relevant to that security. Management also consider decisions to reposition the Company’s security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing and tax planning strategies.
When evaluating mortgage-backed securities and asset-backed securities, the Company considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. The Company uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, the Company then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected, including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on the Company’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for OTTI by comparing the present value of expected future cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. The Company also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an OTTI is recognized.
The Company includes the total OTTI recognized in "Net investment gains (losses)" in the Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. See "Note 4. Investments" for additional disclosures related to OTTI, including the amount of OTTI recognized in AOCI.
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
Commercial mortgage loans are rated for the purpose of quantifying the level of risk. Loans are placed on a watch list when the debt service coverage ("DSC") ratio falls below and the loan-to-value ("LTV") ratios exceeds certain thresholds. Loans on the watchlist are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. The Company defines delinquent mortgage loans as 30 days past due, consistent with industry practice.
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
We establish mortgage loan valuation allowances both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses. As of December 31, 2019 and 2018, the Company did not identify any specific loans that were impaired.
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
Derivative Financial Instruments
The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions (primarily call options). All such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The changes in fair value are reported within “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations.
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
Reinsurance Related Embedded Derivatives
As discussed in “Note 13. Reinsurance”, FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGA and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. Funds withheld arrangements allow the Company to retain legal ownership of assets backing reinsurance arrangements until they are earned by the reinsurer while passing credit risk associated with the assets in the funds withheld account to the reinsurer. These arrangements create embedded derivatives considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The reinsurance related embedded derivative is reported in “Other assets” if in a net gain position, or “Other liabilities”, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains (losses)” on the Consolidated Statements of Operations.
FGL Insurance has a funds withheld coinsurance arrangement with FSRC, which creates an embedded derivative similar to the embedded derivative described above related to the Kubera reinsurance agreement. Due to the acquisition of FSRC, the reinsurance related embedded derivative is eliminated in consolidation in the periods after December 1, 2017.

Preferred Equity Remarketing Reimbursement Embedded Derivative Liability
On November 30, 2017 the Company issued 275,000 Series A cumulative preferred shares and 100,000 Series B cumulative preferred shares (together the “Preferred Shares”). The Preferred Shares do not have a maturity date and are non-callable for the first five years. From and after November 30, 2022, the original holders of the Preferred Shares may request and thus require, the Company (subject to customary blackout provisions) to remarket the Preferred Shares on their existing terms. If the remarketing is successful and the original holders elect to sell their preferred shares at the remarketed price and proceeds from such sale are less than the outstanding balance of the applicable shares (including dividends paid in kind and accumulated but unpaid dividends), the Company will be required to reimburse the sellers, up to a maximum of 10% of the par value of the originally issued preferred shares (including dividends paid in kind and accumulated but unpaid dividends) with such amount payable either in cash, ordinary shares, or any combination thereof, at the Company's option (the “Reimbursement Feature”). The Reimbursement Feature represents an embedded derivative that is not clearly and closely related to the preferred stock host and must be bifurcated. The Reimbursement Feature liability is reported at fair value within “Other liabilities” in the accompanying Consolidated Balance Sheets using a Black Derman Toy model incorporating among other things the paid in kind dividend coupon rate and the Company’s call option.

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
Limited Partnership Investments
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
Intangible Assets
The Company’s intangible assets include an intangible asset reflecting the value of insurance and reinsurance contracts acquired (hereafter referred to as “the value of business acquired” or (“VOBA”), deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and trademarks and state licenses.
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
Changes in assumptions, including the Company’s earned rate, (i.e., long term assumptions of the Company’s expected earnings on related investments), budgeted option costs (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature) and surrender rates can have a significant impact on VOBA, DAC and DSI balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of those intangible balances, the Company performs quarterly and annual analysis of the VOBA, DAC and DSI balances for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected with the impact on the intangibles reported as “unlocking” as a component of amortization expense, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.
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
The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax (expense) benefit” in the Company’s Consolidated Statements of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of December 31, 2019.
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
Liabilities for the secondary guarantees on UL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. The benefit ratio is the ratio of the present value of future secondary guarantees to the present value of the assessments used to provide the secondary guarantees using the same assumptions as the Company uses for its intangible assets. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, DSI and VOBA. The accounting for secondary guarantee benefits impact EGPs used to calculate amortization of DAC, DSI and VOBA.
Future Policy Benefits
The liabilities for future policy benefits and claim reserves for traditional life policies and life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumption for traditional direct life reserves for all contracts is 5.7%. The investment yield assumptions for life contingent pay-out annuities range from 0.1% to 5.5%.
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
Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon cedant experience adjusted for expected future conditions. FSRC and F&G Re use market value weighting in the development of the discount rate. FSRC and F&G Re discount the liability cash flows using the market yields on the underlying assets backing the liabilities less a risk margin to reflect uncertainty and an adjustment to reflect the credit risk of FSRC and F&G Re, respectively. The Company adopted ASU 2016-01 effective January 1, 2018, which requires FSRC and F&G Re to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. See "Note 13. Reinsurance" for further information.
Federal Home Loan Bank of Atlanta Agreements
Contractholder funds include funds related to funding agreements that have been issued by the Company to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments or provide for a bullet payment with renewal provisions. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $1,096 and $878 at December 31, 2019 and December 31, 2018, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to settle the general obligations of the Company. The collateral investments had a fair value of $1,521 and $1,414 at December 31, 2019 and December 31, 2018, respectively.
Commitments and Contingencies
Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable. The Company also has unfunded investment commitments based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. See "Note 12. Commitments and Contingencies" for further information.
Business Combinations
In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using market participant assumptions and are preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. As of December 31, 2018, the measurement period is closed with respect to the Business Combination.
Reclassifications and Retrospective Adjustments
The Company identified an immaterial error, as described below, during the period ended September 30, 2018. Management has reviewed the impact of this error on prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (SAB 99) and determined this was not material to the prior periods impacted.
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

The amendments in this ASU were adopted by the Company effective January 1, 2018 as required, using a retrospective transition method to each period presented (except where impracticable to apply retrospectively; those specific amendments will be applied prospectively as of the earliest date practicable). The Company has elected to use the nature of distribution approach to classify distributions received from equity method investees. The adoption of this standard had an immaterial impact on the Company's Consolidated Statements of Cash Flows.
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

•
require all equity securities (other than equity investments accounted for under the equity method of accounting or requiring the consolidation of the investee) to be measured at fair value with changes in fair value recognized through net income. Equity securities that do not have readily determinable fair values may be measured at cost minus impairment

•
require qualitative assessment for impairment of equity investments without readily determinable fair values at each reporting period and, if the qualitative assessment indicates that impairment exists, to measure the investment at fair value

•
eliminate the requirement to disclose the methods and significant assumptions used to estimate fair value (which is currently required to be disclosed, for financial instruments measured at amortized cost on the balance sheet)

•
require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments

The amendments in these ASUs were applied via a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, and the amendments related to equity securities without readily determinable fair values were applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASUs 2016-01, 2018-03, and 2018-04 effective January 1, 2018, with a cumulative-effect adjustment to decrease retained earnings and increase AOCI by $4.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued new guidance on the amortization of callable securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The ASU requires premiums paid on purchased debt securities with an explicit call option to be amortized to the earliest call date, as opposed to the maturity date. The updated guidance is applicable to instruments that are callable based on explicit, non-contingent call features that are callable at fixed prices on preset dates. The amendments in this update were to be applied using the modified retrospective method through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this new accounting guidance effective January 1, 2019, as required, and it had an immaterial impact on its consolidated financial statements.

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

•
include modifications to align lessor accounting with the changes to lessee accounting, as well as changes to the requirements of recognizing a transaction as a sale and leaseback transaction, however, these changes will have no impact on the Company's current lease arrangements

The amendments were required to be applied at the beginning of the earliest period presented using a modified retrospective approach (including several optional practical expedients related to leases commenced before the effective date). The Company adopted this standard effective January 1, 2019, as required, and it had an immaterial impact on its consolidated financial statements.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to the Accounting for Hedging Activities, effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Under this update:

•	removes previous limitations on designation of hedged risk in certain cash flow and fair value hedging relationships

•	permits different measurements when accounting for hedged items in fair value hedges of interest rate risk

•	the entity must present the hedging instrument earnings and hedged item earnings in the same income statement line

•
in addition to exclusion of option premiums and forward points, also permits exclusion of the cross-currency basis spread portion of the change in fair value of a currency swap in assessment of hedge effectiveness

The Company adopted this standard effective January 1, 2019, as required, and it did not impact its consolidated financial statements.
Future Adoption of Accounting Pronouncements
New Credit Loss Standard
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Since its release, certain targeted improvements and transition relief amendments have been made to ASU 2016-13 and have been published in ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11. Collectively, these ASUs will change the accounting for impairment of most financial assets and certain other instruments in the following ways:

•
financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

•
credit losses relating to AFS fixed maturity securities generally will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses for AFS fixed maturity securities will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•
the income statement will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•
disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for AFS fixed maturity securities as well as an aging analysis for securities that are past due

The Company has identified the material asset classes (e.g. available for sale securities, mortgage loans, reinsurance recoverable, other miscellaneous assets) affected by the new guidance. We will adopt this standard on January 1, 2020 and expect the total adoption date impact to be between $29 and $39 with $20 to $24 relating to our reinsurance recoverable, $7 to $14 related to mortgages and $1 related to other miscellaneous assets. The adoption of this guidance will significantly impact the operation of our existing processes around assessing the aforementioned asset classes for impairment.
Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Under this update:

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
The Company will adopt this standard on January 1, 2020, and does not expect this new accounting standard to have a significant impact on its consolidated financial statements.
Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Under this update:

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
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Under this update:

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

•
entities must disclose changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, or other quantitative information in lieu of weighted average if the entity determines such information would be more reasonable and rational

•
entities are no longer required to disclose the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements

The Company will adopt this standard on January 1, 2020, and does not expect this new accounting standard to have a significant impact on its consolidated financial statements.
Consolidation
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Under this update, entities must consider indirect interests held through related parties under common control on a proportional basis to determine whether a decision-making fee is a variable interest.
The Company will adopt this standard on January 1, 2020, and does not expect this new accounting standard to have a significant impact on its consolidated financial statements.

(3) Significant Risks and Uncertainties
Best Interest Regulation
In March 2018, the United States Fifth Circuit Court of Appeals formally vacated the U. S. Department Labor “Fiduciary Rule” which would have imposed fiduciary duties upon insurance agents selling Individual Retirement Account (IRA) annuities and would have potentially had a material impact on the Company, its products, distribution, and business model. Since then, in June 2019, the U.S. Securities and Exchange Commission (SEC) adopted Regulation Best Interest imposing new sales practice standards on securities brokers, which does not directly impact the Company or its distributors, but gives impetus for the National Association of Insurance Commissioners (NAIC) and individual states to consider best interest proposals for insurance sales. The NAIC adopted an amended Suitability in Annuity Transactions Model Regulation in February 2020 incorporating a requirement that agents act in the best interest of consumers without putting their own financial interests or insurer’s interests ahead of consumer interests. It is expected individual states may soon begin to consider and adopt the NAIC model regulation. FGL NY Insurance already modified certain new business processes in response to the New York Department of Financial Services (NYDFS) best interest rule despite relatively low sales in New York. Management is following a legal challenge to nullify the NYDFS rule and will continue to monitor action by other state or federal agencies to implement sales practice rules affecting insurance agents selling fixed insurance or annuity products.
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
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits, product guarantees, and amortization of intangibles. As a result of the assumption review process that occurred in the year ended December 31, 2019, the surrender rates, guaranteed minimum withdrawal benefit (“GMWB”) utilization, IUL premium persistency, maintenance expenses, and earned rate assumptions were updated to reflect the Company's current and expected future experience. These changes in assumptions resulted in a net decrease in future expected margins and a corresponding increase in amortization expense reported as a component of “unlocking” for the period ended December 31, 2019. This resulted in a decrease to intangible assets of $3.  These assumptions are used in the SOP 03-1 liability for GMWB benefits and resulted in a decrease in liability of $13 for the period ended December 31, 2019.  The surrender rate assumptions are also used in the reserve calculation and resulted in an increase in embedded derivative liability of $1 for the period ended December 31, 2019. The change in assumptions as of December 31, 2018 resulted in a net increase in future expected margins and a corresponding decrease in amortization expense reported as a component of “unlocking”. This resulted in a decrease to intangible assets of $2.  These assumptions are also used in the reserve calculation and resulted in a decrease of $5 in the year ended December 31, 2018.
As a result of the assumption review process at FSRC that occurred in the year ended December 31, 2019, the premium rate, claim factor and IBNR assumptions were updated. This resulted in an increase to the future policy benefits of $10. F&G Re periodically, and at least annually, reviews the assumptions associated with reserves for future policy benefits. As a result of the assumption review process that occurred in the year ended December 31, 2019, the duration discount weighting and model demographics assumptions were updated to reflect the Company's current and expected future experience. This resulted in a decrease to future policy benefits of $14.
Concentrations of Financial Instruments
As of December 31, 2019 and December 31, 2018, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the Banking industry with a fair value of $2,414 or 9% and $2,491 or 10%, respectively, of the invested assets portfolio and an amortized cost of $2,325 and $2,691, respectively. As of December 31, 2019, the Company’s holdings in this industry include investments in 98 different issuers with the top ten investments accounting for 39% of the total holdings in this industry. As of December 31, 2019, the Company had no investments in issuers that exceeded 10% of shareholders' equity. As of December 31, 2018, the Company had sixteen investments in issuers that exceeded 10% of shareholders' equity, with a total fair value of $1,634 or 7% of the invested assets portfolio: JP Morgan Chase & Co, Metropolitan Transportation Authority (NY), AT&T Inc, HSBC Holdings, Wells Fargo & Company, General Motors Co, Nationwide Mutual Insurance Company, Goldman Sachs Group Inc, United Mexican States, Energy Transfer Partners, Prudential Financial Inc, Citigroup Inc, HP Enterprise Co, Viacom Inc, Kinder Morgan Energy Partners, and Fuel Trust. The Company's largest concentration in any single issuer as of December 31, 2019 and December 31, 2018 was HSBC Holdings with a total fair value of $132 or 1%, and JP Morgan Chase & Co, with a total fair value of $115 or 1% of the invested assets portfolio, respectively.

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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”) and Kubera Insurance (SAC) Ltd. ("Kubera") that could have a material impact on the Company’s financial position in the event that either Wilton Re or Kubera fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of December 31, 2019. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of December 31, 2019, the net amount recoverable from Wilton Re was $1,496 and the net amount recoverable from Kubera was $842. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. The Company believes that all amounts due from Wilton Re and Kubera for periodic treaty settlements are collectible as of December 31, 2019.
On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of FGL Insurance, was ordered into receivership for purposes of rehabilitation. As of December 31, 2019, the net amount recoverable from SRUS was $47. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
On July 9, 2019, Pavonia Life Insurance Company of Michigan ("Pavonia"), a Michigan domiciled life, accident, and health insurance company, was placed into rehabilitation.  While the court order indicated that Pavonia had a stable financial condition and lack of non-insurance affiliated investments, the Director of the Michigan Department of Insurance and Financial Services ("MDIFS") has concerns relating to Pavonia's parent company. To insulate Pavonia from its parent until a pending acquisition transaction could be consummated, MDIFS placed Pavonia under supervision and rehabilitation. As of December 31, 2019, the net amount recoverable from Pavonia was $85.  The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.

(4) Investments
The Company’s fixed maturity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, UREV, and deferred income taxes. The Company's equity securities investments are carried at fair value with unrealized gains and losses included in net income. The Company’s consolidated investments at December 31, 2019 and December 31, 2018 are summarized as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$5,720	$51	$(77)	$5,694	$5,694
Commercial mortgage-backed securities	2,788	140	(6)	2,922	2,922
Corporates	11,051	618	(72)	11,597	11,597
Hybrids	983	48	(4)	1,027	1,027
Municipals	1,284	64	(5)	1,343	1,343
Residential mortgage-backed securities	917	40	(3)	954	954
U.S. Government	33	1	—	34	34
Foreign Governments	138	17	—	155	155
Total available-for-sale securities	22,914	979	(167)	23,726	23,726
Equity securities	1,069	19	(17)	1,071	1,071
Derivative investments	336	261	(10)	587	587
Commercial mortgage loans	422	—	—	435	422
Residential mortgage loans	845	—	—	848	845
Other invested assets	1,306	—	(3)	1,288	1,303
Total investments	$26,892	$1,259	$(197)	$27,955	$27,954

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$4,954	$15	$(137)	$4,832	$4,832
Commercial mortgage-backed securities	2,568	9	(40)	2,537	2,537
Corporates	11,213	16	(848)	10,381	10,381
Hybrids	992	—	(91)	901	901
Municipals	1,216	3	(32)	1,187	1,187
Residential mortgage-backed securities	1,027	12	(8)	1,031	1,031
U.S. Government	120	—	(1)	119	119
Foreign Governments	129	—	(8)	121	121
Total available-for-sale securities	22,219	55	(1,165)	21,109	21,109
Equity securities	1,526	1	(145)	1,382	1,382
Derivative investments	330	2	(235)	97	97
Commercial mortgage loans	482	—	—	483	482
Residential mortgage loans	185	—	—	187	185
Other invested assets	662	—	—	651	662
Total investments	$25,404	$58	$(1,545)	$23,909	$23,917

Included in AOCI were cumulative gross unrealized gains of $0 and gross unrealized losses of $0 related to the non-credit portion of other-than-temporary-impairments ("OTTI") on non-agency residential mortgage backed securities ("RMBS") for both December 31, 2019 and December 31, 2018.
Securities held on deposit with various state regulatory authorities had a fair value of $17,591 and $19,930 at December 31, 2019 and December 31, 2018, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the legal reserve.
At December 31, 2019 and December 31, 2018, the Company held no material investments that were non-income producing for a period greater than twelve months.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $1,472 and $1,401 at December 31, 2019 and December 31, 2018, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 31, 2019
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$85	$85
Due after one year through five years	888	914
Due after five years through ten years	2,020	2,082
Due after ten years	10,496	11,075
Subtotal	13,489	14,156
Other securities which provide for periodic payments:
Asset-backed securities	5,720	5,694
Commercial mortgage-backed securities	2,788	2,922
Residential mortgage-backed securities	917	954
Subtotal	9,425	9,570
Total fixed maturity available-for-sale securities	$22,914	$23,726

The Company's available-for-sale securities with unrealized losses are reviewed for potential OTTI. For factors considered in evaluating whether a decline in value is other-than-temporary, please refer to “Note 2. Significant Accounting Policies and Practices". Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI as discussed above, the Company determined the unrealized losses as of December 31, 2019 decreased due to lower interest rates during the year in conjunction with tighter credit spreads over Treasuries.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$719	$(12)	$2,453	$(65)	$3,172	$(77)
Commercial mortgage-backed securities	232	(4)	16	(2)	248	(6)
Corporates	1,030	(25)	804	(47)	1,834	(72)
Hybrids	23	(1)	60	(3)	83	(4)
Municipals	123	(2)	60	(3)	183	(5)
Residential mortgage-backed securities	41	—	107	(3)	148	(3)
U.S. Government	6	—	—	—	6	—
Total available-for-sale securities	$2,174	$(44)	$3,500	$(123)	$5,674	$(167)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						290
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						446
Total number of available-for-sale securities in an unrealized loss position						736

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,924	$(116)	$643	$(21)	$3,567	$(137)
Commercial mortgage-backed securities	1,466	(34)	262	(6)	1,728	(40)
Corporates	8,016	(772)	1,465	(76)	9,481	(848)
Hybrids	858	(90)	7	(1)	865	(91)
Municipals	850	(27)	172	(5)	1,022	(32)
Residential mortgage-backed securities	139	(3)	190	(5)	329	(8)
U.S. Government	69	—	50	(1)	119	(1)
Foreign Government	47	(3)	68	(5)	115	(8)
Total available-for-sale securities	$14,369	$(1,045)	$2,857	$(120)	$17,226	$(1,165)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,551
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						556
Total number of available-for-sale securities in an unrealized loss position						2,107

At December 31, 2019 and December 31, 2018, securities with a fair value of $35 and $132, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which were insignificant to the carrying value of all investments, respectively.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the periods presented, for which a portion of the OTTI was recognized in AOCI:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Beginning balance	$—	$—	$—	$3	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—	—	—
OTTI was not previously recognized	—	—	—	—	—	—
Ending balance	$—	$—	$—	$3	$3	$3

The following table breaks out the credit impairment loss type, the associated amortized cost and fair value of the investments at the balance sheet date and non-credit losses in relation to fixed maturity securities and other invested assets held by the Company for the periods presented:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Credit impairment losses in operations	$(21)	$(24)	$—	$—	$(1)	$(22)
Change-of-intent losses in operations	(2)	—	—	—	—	—
Amortized cost	37	64	—	—	19	—
Fair value	37	64	—	—	19	—
Non-credit losses in other comprehensive income for investments which experienced OTTI	—	—	—	—	(1)	—

Details of OTTI that were recognized in "Net income (loss)" and included in net realized gains on securities were as follows:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Asset-backed securities	$—	$—	$—	$—	$(1)	$(2)
Corporates	(21)	(24)	—	—	—	(20)
Equity security	(2)	—	—	—	—	—
Total	$(23)	$(24)	$—	$—	$(1)	$(22)

Mortgage Loans
The Company's mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% of the Company’s total investments as of December 31, 2019 and December 31, 2018, respectively. The Company primarily invests in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	December 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	21	5%	21	4%
Industrial - General	37	9%	37	8%
Industrial - Warehouse	20	4%	20	4%
Multifamily	54	13%	56	12%
Office	143	34%	147	30%
Retail	147	35%	201	42%
Total commercial mortgage loans, gross of valuation allowance	$422	100%	$482	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$422		$482

U.S. Region:
East North Central	$64	15%	$98	20%
East South Central	19	5%	19	4%
Middle Atlantic	77	18%	79	17%
Mountain	51	12%	65	13%
New England	4	1%	10	2%
Pacific	113	27%	116	24%
South Atlantic	56	13%	57	12%
West North Central	13	3%	13	3%
West South Central	25	6%	25	5%
Total commercial mortgage loans, gross of valuation allowance	$422	100%	$482	100%
Allowance for loan loss	—		—
Total commercial mortgage loans	$422		$482

All of the Company's investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at December 31, 2019 and December 31, 2018, as measured at inception of the loans unless otherwise updated. As of December 31, 2019, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at December 31, 2019 and December 31, 2018:

	Debt-Service Coverage Ratios		Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25
December 31, 2019
LTV Ratios:
Less than 50%	$346	$6	$352	83%	$363	83%
50% to 60%	70	—	70	17%	72	17%
Commercial mortgage loans	$416	$6	$422	100%	$435	100%

December 31, 2018
LTV Ratios:
Less than 50%	$296	$6	$302	63%	$302	63%
50% to 60%	169	—	169	35%	170	35%
60% to 75%	11	—	11	2%	11	2%
Commercial mortgage loans	$476	$6	$482	100%	$483	100%
The Company establishes a general mortgage loan allowance based upon the underlying risk and quality of the mortgage loan portfolio using the DSC ratio and LTV ratio. The Company believes that the LTV ratio is an indicator of the principal recovery risk for loans that default. A higher LTV ratio will result in a higher allowance. The Company believes that the DSC ratio is an indicator of default risk on loans. A higher DSC ratio will result in a lower allowance.
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2019 and December 31, 2018, the Company had no CMLs that were delinquent in principal or interest payments.
Mortgage loan workouts, refinances or restructures that are classified as debt restructurings ("TDRs") are individually evaluated and measured for impairment. As of December 31, 2019 and December 31, 2018, our CML portfolio had no impairments, modifications or TDRs.
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 3% and 1% of the Company’s total investments as of December 31, 2019 and December 31, 2018, respectively. The Company's residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. The Company diversifies its RML portfolio by state to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration is reflected in the following tables at December 31, 2019 and December 31, 2018:

	December 31, 2019
US State:	Unpaid Principal Balance	% of Total
California	$167	20%
Florida	141	17%
New Jersey	76	9%
All Other States (a)	447	54%
Total mortgage loans	$831	100%
(a) The individual concentration of each state is less than 9%.

	December 31, 2018
US State:	Unpaid Principal Balance	% of Total
Florida	$25	14%
Illinois	24	13%
New Jersey	17	9%
All Other States (a)	114	64%
Total mortgage loans	$180	100%
(a) The individual concentration of each state is less than 9%.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. The Company defines non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status which is assessed monthly. The credit quality of RMLs as at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019		December 31, 2018
Performance indicator:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$843	100%	$185	100%
Non-performing	2	—%	—	—%
Total residential mortgage loans, gross of valuation allowance	$845	100%	$185	100%
Allowance for loan loss	—	—%	—	—%
Total residential mortgage loans	$845	100%	$185	100%
Net Investment Income
The major sources of “Net investment income” on the accompanying Consolidated Statements of Operations were as follows:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Fixed maturity securities, available-for-sale	$1,054	$1,009	$80	$164	$228	$953
Equity securities	73	73	6	5	10	41
Mortgage loans	42	24	2	4	6	23
Invested cash and short-term investments	18	16	1	1	—	3
Funds withheld	65	28	2	—	—	—
Limited partnerships	81	17	1	3	1	5
Other investments	12	10	1	1	—	2
Gross investment income	1,345	1,177	93	178	245	1,027
Investment expense	(116)	(70)	(1)	(4)	(5)	(22)
Net investment income	$1,229	$1,107	$92	$174	$240	$1,005

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying Consolidated Statements of Operations were as follows:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Net realized gains (losses) on fixed maturity available-for-sale securities	$46	$(187)	$5	$5	$2	$(20)
Net realized/unrealized gains (losses) on equity securities	127	(142)	—	1	—	3
Realized gains (losses) on other invested assets	3	(5)	—	—	(2)	(2)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	(15)	(2)	3	80	1	219
Unrealized gains (losses) on certain derivative instruments	449	(248)	34	58	38	129
Change in fair value of funds withheld for reinsurance receivables and reinsurance related embedded derivatives (a)	57	(42)	—	1	12	(16)
Change in fair value of other derivatives and embedded derivatives	7	(3)	—	1	—	3
Realized gains (losses) on derivatives and embedded derivatives	498	(295)	37	140	51	335
Net investment gains (losses)	$674	$(629)	$42	$146	$51	$316

(a) Change in fair value of reinsurance related embedded derivatives starting December 1, 2017 and after is due to F&G Re and FSRC unaffiliated third party business under the fair value option election. Starting January 1, 2019, the balance also includes activity related to the FGL Insurance and Kubera reinsurance treaty. The predecessor periods activity is due to the FGL Insurance and FSRC reinsurance treaty. See "Note 13. Reinsurance".
The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Proceeds	$2,848	$6,260	$125	$151	$97	$703
Gross gains	91	12	—	6	2	25
Gross losses	(27)	(171)	—	—	(2)	(20)

Variable Interest Entities
FGL Insurance owns investments in VIEs that are not consolidated within the Company’s financial statements, and one investment in a VIE that is consolidated within the Company’s financial statements.  VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest. VIE’s are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While FGL Insurance participates in the benefits from VIEs in which it invests, but does not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under common control with FGL Insurance. It is for this reason that FGL Insurance is not considered the primary beneficiary for the VIE investments that are not consolidated.
The Company has concluded it is the primary beneficiary of BISA Co-Invest Fund II L.P (“Co-Invest II”). The primary beneficiary conclusion was drawn given the fact that substantially all of Co-Invest II’s activities are conducted on behalf of the Company, its sole investor and limited partner. As the Company is considered the primary beneficiary, Co-Invest II is consolidated within the Company’s financial statements. As of December 31, 2019, the Company has $22 of net assets recorded related to Co-Invest II.
The Company previously executed a commitment of $83 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund June 2020. The Company has funded $69 as of December 31, 2019.
The Company invests in various limited partnerships as a passive investor. These investments are in credit funds with a bias towards current income, real assets, or private equity. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of December 31, 2019 and December 31, 2018, the Company's maximum exposure to loss was $1,010 and $510 in recorded carrying value, respectively, and $1,202 and $1,132 in unfunded commitments, respectively.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	December 31, 2019	December 31, 2018
Assets:
Derivative investments:
Call options	$587	$97
Futures contracts	—	—
Other invested assets:
Other derivatives and embedded derivatives	21	14
Funds withheld:
Call options	3	—
	$611	$111

Liabilities:
Contractholder funds:
FIA embedded derivative	$3,235	$2,476
Other liabilities:
Reinsurance related embedded derivative	33	—
Preferred shares reimbursement feature embedded derivative	16	29
	$3,284	$2,505

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Operations is as follows:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Net investment gains (losses):
Call options	$404	$(244)	$34	$129	$39	$338
Futures contracts	27	(8)	3	9	—	10
Foreign currency forward	3	2	—	—	—	—
Other derivatives and embedded derivatives	7	(3)	—	1	—	3
Reinsurance related embedded derivatives (a)	57	(42)	—	1	12	(16)
Total net investment gains (losses)	$498	$(295)	$37	$140	$51	$335

Benefits and other changes in policy reserves:
FIA embedded derivatives	$759	$199	$(54)	$123	$(133)	$244

Acquisition and operating expenses, net of deferrals:
Preferred shares reimbursement feature embedded derivative (b)	$(13)	$6	$—	$—	$—	$—

(a) Change in fair value of reinsurance related embedded derivatives starting December 1, 2017 and after is due to F&G Re and FSRC unaffiliated third party business under the fair value option election. Starting January 1, 2019, the balance also includes activity related to the FGL Insurance and Kubera reinsurance treaty. The predecessor periods activity is due to the FGL Insurance and FSRC reinsurance treaty. See "Note 13. Reinsurance".
(b) Only applicable to periods after December 1, 2017.

Additional Disclosures
Other Derivatives and Embedded Derivatives
The Company holds a fund-linked note issued by Nomura International Funding Pte. Ltd with a face value of $35. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") which was based on the actual return of the fund. At December 31, 2019, the fair value of the fund-linked note and embedded derivative were $29 and $21, respectively. At December 31, 2018, the fair value of the fund-linked note and embedded derivative were $26 and $14, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
Fixed Index Annuity ("FIA") Embedded Derivative, and Call Options and Futures
The Company has FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Consolidated Statements of Operations. See a description of the fair value methodology used in "Note 6. Fair Value of Financial Instruments".
The Company purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and the Company purchases new one, two, three, or five year call options to fund the next index credit. The Company manages the cost of these purchases through the terms of its FIA contracts, which permit the Company to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains (losses).” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument's term or upon early termination and the changes in fair value of open positions.
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

Credit Risk
The Company is exposed to credit loss in the event of non-performance by its counterparties on the call options and assumptions regarding this non-performance risk are reflected in the fair value of the call options. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. The Company maintains a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		December 31, 2019
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$2,718	$88	$43	$45
Deutsche Bank	BBB/A3/BBB+	157	7	7	—
Morgan Stanley	*/A1/A+	2,053	66	65	1
Barclay's Bank	A+/A2/A	4,290	211	193	18
Canadian Imperial Bank of Commerce	*/Aa2/A+	2,691	106	74	32
Wells Fargo	A+/A2/A-	2,165	81	80	1
Goldman Sachs	A/A3/BBB+	1,065	31	27	4
Total		$15,139	$590	$489	$101

		December 31, 2018
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$3,952	$25	$—	$25
Deutsche Bank	A-/A3/BBB+	1,327	5	6	(1)
Morgan Stanley	*/A1/A+	1,648	9	6	3
Barclay's Bank	A+/A2/A	2,205	27	20	7
Canadian Imperial Bank of Commerce	*/Aa2/A+	1,716	11	8	3
Wells Fargo	A+/A2/A-	1,635	17	16	1
Goldman Sachs	A/A3/BBB+	647	3	3	—
Total		$13,130	$97	$59	$38

(a) An * represents credit ratings that were not available.

Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company’s current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of December 31, 2019 and December 31, 2018, counterparties posted $489 and $59 of collateral, respectively, of which $446 and $59, respectively, is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Consolidated Balance Sheets. The remaining $43 and $0, respectively, of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, respectively. This collateral generally consists of U.S. treasury bonds and agency mortgage-backed securities ("Agency MBS"). Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $101 and $38 at December 31, 2019 and December 31, 2018, respectively.
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes.  The Company reinvests derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products which are included in "Cash and cash equivalents" in the Consolidated Balance Sheets.
The Company held 879 and 664 futures contracts at December 31, 2019 and December 31, 2018, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $5 and $3 at December 31, 2019 and December 31, 2018, respectively.

Preferred Equity Remarketing Reimbursement Embedded Derivative Liability
On November 30, 2017 the Company issued 275,000 Series A cumulative preferred shares and 100,000 Series B cumulative preferred shares (together the “Preferred Shares”). The Preferred Shares do not have a maturity date and are non-callable for the first five years. From and after November 30, 2022, the original holders of the Preferred Shares may request and thus require, the Company (subject to customary blackout provisions) to remarket the Preferred Shares on their existing terms. If the remarketing is successful and the original holders elect to sell their preferred shares at the remarketed price and proceeds from such sale are less than the outstanding balance of the applicable shares (including dividends paid in kind and accumulated but unpaid dividends), the Company will be required to reimburse the sellers, up to a maximum of 10% of the par value of the originally issued preferred shares (including dividends paid in kind and accumulated but unpaid dividends) with such amount payable either in cash, ordinary shares, or any combination thereof, at the Company's option (the “Reimbursement Feature”). The Reimbursement Feature represents an embedded derivative that is not clearly and closely related to the preferred stock host and must be bifurcated. The Reimbursement Feature liability is held at fair value within “Other liabilities” in the accompanying Consolidated Balance Sheets and it is determined using a Black Derman Toy model incorporating among other things the paid in kind dividend coupon rate and the Company’s call option. Changes in fair value of this derivative are recognized within “Acquisition and operating expenses, net of deferrals” in the accompanying Consolidated Statements of Operations.

Reinsurance Related Embedded Derivatives
FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGA and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. This arrangement creates an obligation for FGL Insurance to pay Kubera at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets” if in a net gain position, or “Other liabilities”, if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains (losses)” on the Consolidated Statements of Operations.
In the predecessor periods, FGL Insurance had a funds withheld coinsurance arrangement with FSRC, meaning that funds were withheld by FGL Insurance. This arrangement resulted in an embedded derivative in predecessor periods, similar to the embedded derivative described above related to the Kubera agreement. Due to the acquisition of FSRC, the reinsurance related embedded derivative is eliminated in consolidation in the periods after December 1, 2017.

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

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$969	$—	$—	$969	$969
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,866	828	5,694	5,694
Commercial mortgage-backed securities	—	2,895	27	2,922	2,922
Corporates	—	10,305	1,292	11,597	11,597
Hybrids	299	718	10	1,027	1,027
Municipals	—	1,301	42	1,343	1,343
Residential mortgage-backed securities	—	408	546	954	954
U.S. Government	28	6	—	34	34
Foreign Governments	—	137	18	155	155
Equity securities	387	614	1	1,002	1,002
Derivative investments	—	587	—	587	587
Other invested assets	—	—	46	46	46
Funds withheld for reinsurance receivables, at fair value	314	1,856	1	2,171	2,171
Total financial assets at fair value	$1,997	$23,693	$2,811	$28,501	$28,501
Liabilities
Fair value of future policy benefits	—	—	1,953	1,953	1,953
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$3,235	$3,235	$3,235
Reinsurance related embedded derivative, included in other liabilities	—	33	—	33	33
Preferred shares reimbursement feature embedded derivative	—	—	16	16	16
Total financial liabilities at fair value	$—	$33	$5,204	$5,237	$5,237

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$571	$—	$—	$571	$571
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,388	444	4,832	4,832
Commercial mortgage-backed securities	—	2,470	67	2,537	2,537
Corporates	—	9,150	1,231	10,381	10,381
Hybrids	265	626	10	901	901
Municipals	—	1,150	37	1,187	1,187
Residential mortgage-backed securities	—	417	614	1,031	1,031
U.S. Government	114	5	—	119	119
Foreign Governments	—	105	16	121	121
Equity securities	454	874	4	1,332	1,332
Derivative investments	—	97	—	97	97
Other invested assets	—	—	39	39	39
Funds withheld for reinsurance receivables, at fair value	177	576	4	757	757
Total financial assets at fair value	$1,581	$19,858	$2,466	$23,905	$23,905
Liabilities
Fair value of future policy benefits	—	—	725	725	725
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	2,476	2,476	2,476
Preferred shares reimbursement feature embedded derivative	—	—	29	29	29
Total financial liabilities at fair value	$—	$—	$3,230	$3,230	$3,230
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
For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant input used in the fair value measurement of equity securities for which the market approach valuation technique is employed is yield for comparable securities. Increases or decreases in the yields would result in lower or higher, respectively, fair value measurements. To estimate the fair value of fixed maturity securities classified as level 3 in the fair value hierarchy the Company primarily uses prices from independent broker quotes. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company does analyze the third-party valuation methodologies and related inputs to perform assessments and to determine the appropriate level within the fair value hierarchy. The Company did not adjust prices received from third parties as of December 31, 2019 or December 31, 2018.
The Company has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation.

Derivative Financial Instruments
The fair value of call option assets represents what the Company would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally, based on industry accepted valuation pricing models which use market-observable inputs, including interest rates, yield curve volatilities, and other factors.
The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the contracts or entered into offsetting positions. These contracts are classified as Level 1.
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier, and non-performance spread. The mortality multiplier at December 31, 2019 and December 31, 2018 was applied to the Annuity 2000 mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the reinsurance-related embedded derivative in the funds withheld reinsurance agreement with Kubera is estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therfore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2.
The fair value of the Reimbursement Feature is determined using a Black Derman Toy model, incorporating the paid in kind dividend coupon, the Company's redemption option and the preferred shareholder's remarketing feature. The remarketing feature allows the shareholder to put the preferred shares to the Company for a value of par after five years and, if after a successful remarketing event the amount is less than 90% par, up to a maximum of 10% of liquidation price defined. Fair value of this derivative liability decreased $13 during the year ended December 31, 2019 and increased $6 during the year ended December 31, 2018, due primarily to changes in the credit spread applied in the discount rate.
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
FSRC and F&G Re Funds Withheld for Reinsurance Receivables and Future Policy Benefits
FSRC and F&G Re elected to apply the Fair Value Option to account for its funds withheld receivables and future policy benefits liability related to its assumed reinsurance. FSRC and F&G Re measures the fair value of the Funds Withheld for Reinsurance Receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. FSRC and F&G Re use a discounted cash flows approach to measure the fair value of the Future Policy Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions. Included in the cash flows within the fair value for the reinsurance liabilities is a risk premium, which represents compensation a market participant would demand for uncertainty.
The significant unobservable inputs used in the fair value measurement of the FSRC and F&G Re future policy benefit liability are undiscounted cash flows (which are determined using actuarial assumptions related to lapses, surrenders, mortality, partial withdrawals and morbidity), non-performance risk spread and risk margin to reflect uncertainty. Undiscounted cash flows used in our December 31, 2019 and December 31, 2018 discounted cash flow models equaled $2,569 and $1,199, respectively. Increases or decreases in non-performance risk spread and risk margin to reflect uncertainty would result in a lower or higher fair value measurement, respectively.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2019 and December 31, 2018 are as follows:

	Fair Value at			Range (Weighted average)
	December 31, 2019	Valuation Technique	Unobservable Input(s)	December 31, 2019
Assets
Asset-backed securities	$801	Broker-quoted	Offered quotes	98.65% - 119.35% (102.02%)
Asset-backed securities	27	Third-Party Valuation	Offered quotes	0.00% - 99.43% (35.96%)
Commercial mortgage-backed securities	27	Broker-quoted	Offered quotes	100.15% - 127.60% (126.82%)
Corporates	346	Broker-quoted	Offered quotes	83.51% - 106.73% (99.56%)
Corporates	946	Third-Party Valuation	Offered quotes	98.58% - 119.44% (105.06%)
Hybrids	10	Third-Party Valuation	Offered quotes	104.72% - 104.72% (104.72%)
Municipals	42	Third-Party Valuation	Offered quotes	127.68% - 127.68% (127.68%)
Residential mortgage-backed securities	546	Broker-quoted	Offered quotes	0.00% - 106.50% (106.28%)
Foreign governments	18	Third-Party Valuation	Offered quotes	110.12% - 118.09% (112.61%)
Equity securities (Salus preferred equity)	1	Income-Approach	Yield	2.47%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	21	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit linked note	25	Broker-quoted	Offered quotes	100.00%
Funds withheld for reinsurance receivables at fair value	1	Broker-quoted	Offered quotes	100.00%
Total	$2,811
Liabilities
Future policy benefits	$1,953	Discounted cash flow	Market value of option	0.00% - 11.20% (2.50%)
			Mortality multiplier	80.00% - 120.00% (95.46%)
			Surrender rates	0.00% - 55.00% (21.18%)
			Partial withdrawals	0.00% - 4.00% (2.28%)
			Non-performance spread	0.00% - 0.08% (0.03%)
			Option cost	0.00% - 5.02% (1.28%)
			Risk margin to reflect uncertainty	0.23% - 0.96% (0.34%)
			Morbidity risk margin	0.00% - 2.00% (0.07%)
Derivatives:
FIA embedded derivatives included in contractholder funds	3,235	Discounted cash flow	Market value of option	0.00% - 32.54% (3.64%)
			SWAP rates	1.73% - 1.90% (1.81%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.64%)

			Partial withdrawals	2.00% - 3.50% (2.53%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.18% - 16.61% (2.12%)
Preferred shares reimbursement feature embedded derivative	16	Black Derman Toy model	Credit Spread	3.81%
			Yield Volatility	20.00%
Total liabilities at fair value	$5,204

	Fair Value at			Range (Weighted average)
	December 31, 2018	Valuation Technique	Unobservable Input(s)	December 31, 2018
Assets
Asset-backed securities	$405	Broker-quoted	Offered quotes	97.00% - 102.00% (99.77%)
Asset-backed securities	24	Matrix Pricing	Quoted prices	96.07% - 96.07% (96.07%)
Asset-backed securities	15	Third-Party Valuation	Offered quotes	0.00% - 99.29% (23.05%)
Commercial mortgage-backed securities	43	Broker-quoted	Offered quotes	77.12% - 100.08% (85.46%)
Commercial mortgage-backed securities	24	Matrix Pricing	Quoted prices	117.72% - 117.72% (117.72%)
Corporates	577	Broker-quoted	Offered quotes	74.63% - 104.62% (97.80%)
Corporates	654	Matrix Pricing	Quoted prices	91.74% - 113.25% (98.86%)
Hybrids	10	Matrix Pricing	Quoted prices	96.60% - 96.60% (96.60%)
Municipals	37	Broker-quoted	Offered quotes	111.23% - 111.23% (111.23%)
Residential mortgage-backed securities	614	Broker-quoted	Offered quotes	89.80% - 100.99% (100.73%)
Foreign governments	16	Broker-quoted	Offered quotes	98.38% - 99.01% (98.58%)
Equity securities (Salus preferred equity)	4	Income-Approach	Yield	7.15%
Other invested assets:
Available-for-sale embedded derivative (AnchorPath)	14	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit linked note	25	Broker-quoted	Offered quotes	100.00%
Funds withheld for reinsurance receivables, at fair value	4	Matrix pricing	Calculated prices	100.00%
Total	$2,466
Liabilities
Future policy benefits	$725	Discounted cash flow	Non-Performance risk spread	0.00% - 0.22% (0.18%)
			Risk margin to reflect uncertainty	0.35% - 0.71% (0.68%)
Derivatives:
FIA embedded derivatives included in contractholder funds	$2,476	Discounted cash flow	Market value of option	0.00% - 31.06% (0.94%)
			SWAP rates	2.57% - 2.71% (2.63%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.90%)
			Partial withdrawals	1.00% - 2.50% (2.00%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.11% - 16.61% (2.18%)
Preferred shares reimbursement feature embedded derivative	$29	Black Derman Toy model	Credit Spread	5.14%
			Yield Volatility	20.00%
Total liabilities at fair value	$3,230

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2019 and December 31, 2018, the period from December 1, 2017 to December 31, 2017, Predecessor period from October 1, 2017 to November 30, 3017, Predecessor period from October 1, 2016 to December 31, 2016, and the Predecessor year ended September 30, 2017, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2019
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$444	$—	$19	$675	$—	$(128)	$(182)	$828
Commercial mortgage-backed securities	67	—	5	1	—	(10)	(36)	27
Corporates	1,231	—	69	221	(106)	(133)	10	1,292
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	5	—	—	—	—	42
Residential mortgage-backed securities	614	—	27	25	—	(91)	(29)	546
Foreign governments	16	—	2	—	—	—	—	18
Equity securities	4	(2)	(1)	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	14	7	—	—	—	—	—	21
Credit linked note	25	—	—	—	—	—	—	25
Funds withheld for reinsurance receivables, at fair value	4	—	—	20	(1)	—	(22)	1
Total assets at Level 3 fair value	$2,466	$5	$126	$942	$(107)	$(362)	$(259)	$2,811
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,476	$759	$—	$—	$—	$—	$—	$3,235
Future policy benefits (F&G Re and FSRC)	725	123	15	—	—	1,090	—	1,953
Preferred shares reimbursement feature embedded derivative	29	(13)	—	—	—	—	—	16
Total liabilities at Level 3 fair value	$3,230	$869	$15	$—	$—	$1,090	$—	$5,204
(a) The net transfers out of Level 3 during the year ended December 31, 2019 were exclusively to Level 2.

	Year ended December 31, 2018
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$412	$—	$(4)	$476	$—	$(28)	$(412)	$444
Commercial mortgage-backed securities	49	—	(3)	46	—	(6)	(19)	67
Corporates	1,169	—	(29)	288	—	(126)	(71)	1,231
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	(1)	—	—	—	—	37
Residential mortgage-backed securities	66	—	5	560	(1)	(15)	(1)	614
Foreign governments	17	—	(1)	—	—	—	—	16
Equity securities	3	1	—	—	—	—	—	4
Other invested assets:
Available-for-sale embedded derivative	17	(3)	—	—	—	—	—	14
Credit linked note	—	—	—	25	—	—	—	25
Funds withheld for reinsurance receivables, at fair value	4	—	—	6	—	(4)	(2)	4
Total assets at Level 3 fair value	$1,785	$(2)	$(33)	$1,401	$(1)	$(179)	$(505)	$2,466
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,277	$199	$—	$—	$—	$—	$—	$2,476
Future policy benefits (F&G Re and FSRC)	728	(45)	(4)	—	—	46	—	725
Preferred shares reimbursement feature embedded derivative	23	6	—	—	—	—	—	29
Total liabilities at Level 3 fair value	$3,028	$160	$(4)	$—	$—	$46	$—	$3,230
(a) The net transfers out of Level 3 during the year ended December 31, 2018 were exclusively to Level 2.

	Period from December 1 to December 31, 2017
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$225	$—	$—	$143	$—	$(1)	$45	$412
Commercial mortgage-backed securities	49	—	—	—	—	—	—	49
Corporates	1,163	—	2	30	(10)	(16)	—	1,169
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	—	—	—	—	—	38
Residential mortgage-backed securities	67	—	—	—	—	(1)	—	66
Foreign governments	17	—	—	—	—	—	—	17
Equity securities	38	—	—	—	—	—	(35)	3
Other invested assets:
Available-for-sale embedded derivative	17	—	—	—	—	—	—	17
HGI Energy Note	20	—	—	—	(20)	—	—	—
Funds withheld for reinsurance receivables, at fair value	4	—	—	—	—	—	—	4
Total assets at Level 3 fair value	$1,648	$—	$2	$173	$(30)	$(18)	$10	$1,785
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,331	$(54)	$—	$—	$—	$—	$—	$2,277
Future policy benefits (FSRC)	723	9	—	—	—	(4)	—	728
Preferred shares reimbursement feature embedded derivative	23	—	—	—	—	—	—	23
Total liabilities at Level 3 fair value	$3,077	$(45)	$—	$—	$—	$(4)	$—	$3,028
(a) The net transfers out of Level 3 during the period from December 1 to December 31, 2017 were exclusively to Level 2.

	Period from October 1 to November 30, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$159	$—	$—	$95	$—	$—	$(29)	$225
Commercial mortgage-backed securities	95	—	(1)	—	—	—	(45)	49
Corporates	1,097	—	—	67	—	(19)	18	1,163
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	—	—	—	—	—	38
Residential mortgage-backed securities	15	—	1	51	—	—	—	67
Foreign governments	17	—	—	—	—	—	—	17
Equity securities	2	—	—	—	—	—	35	37
Other invested assets:
Available-for-sale embedded derivative	16	1	—	—	—	—	—	17
Total assets at Level 3 fair value	$1,449	$1	$—	$213	$—	$(19)	$(21)	$1,623
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,627	$(296)	$—	$—	$—	$—	$—	$2,331
Total liabilities at Level 3 fair value	$2,627	$(296)	$—	$—	$—	$—	$—	$2,331
(a) The net transfers out of Level 3 during the Predecessor period from October 1 to November 30, 2017 were exclusively to Level 2.

	Period from October 1 to December 31, 2016 (Unaudited)
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$172	$(1)	$(1)	$63	$—	$(7)	$(29)	$197
Commercial mortgage-backed securities	79	—	(2)	8	—	—	—	85
Corporates	1,104	(1)	(41)	51	(5)	(48)	1	1,061
Hybrids	—	—	—	10	—	—	—	10
Municipals	41	—	(3)	—	—	(1)	—	37
Foreign governments	17	—	—	—	—	—	—	17
Equity securities	3	(2)	—	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	13	—	—	—	—	—	—	13
Loan participations	21	(1)	—	—	—	(14)	—	6
Total assets at Level 3 fair value	$1,450	$(5)	$(47)	$132	$(5)	$(70)	$(28)	$1,427
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,383	$(133)	$—	$—	$—	$—	$—	$2,250
Total liabilities at Level 3 fair value	$2,383	$(133)	$—	$—	$—	$—	$—	$2,250
(a) The net transfers out of Level 3 during the Predecessor period from October 1 to December 30, 2016 (unaudited) were exclusively to Level 2.

	Year ended September 30, 2017
	Predecessor
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$172	$(2)	$2	$152	$—	$(40)	$(125)	$159
Commercial mortgage-backed securities	79	—	1	18	—	(1)	(2)	95
Corporates	1,104	(1)	(29)	189	(20)	(109)	(37)	1,097
Hybrids	—	—	—	10	—	—	—	10
Municipals	41	—	(2)	—	—	(1)	—	38
Residential mortgage-backed securities	—	—	1	—	—	—	14	15
Foreign governments	17	—	—	—	—	—	—	17
Equity securities	3	(2)	1	—	—	—	—	2
Other invested assets:
Available-for-sale embedded derivative	13	3	—	—	—	—	—	16
Loan participations	21	(2)	1	—	—	(20)	—	—
Total assets at Level 3 fair value	$1,450	$(4)	$(25)	$369	$(20)	$(171)	$(150)	$1,449
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,383	$244	$—	$—	$—	$—	$—	$2,627
Total liabilities at Level 3 fair value	$2,383	$244	$—	$—	$—	$—	$—	$2,627

(a)	The net transfers out of Level 3 during the Predecessor year ended September 30, 2017 were exclusively to Level 2.
Valuation Methodologies and Associated Inputs for Financial Instruments Not Carried at Fair Value
The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments not carried at fair value. Judgment is required to develop these assumptions used to measure fair value. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange.

FHLB Common Stock
The fair value of FHLB common stock is based on cost.
Mortgage Loans
The fair value of mortgage loans is established using a discounted cash flow method based on credit rating, maturity and contractual cash flows. This yield-based approach is sourced from our third-party vendor. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower, and payment record. In the event of an impairment, the carrying value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral-dependent. The inputs used to measure the fair value of our mortgage loans are classified as Level 3 within the fair value hierarchy.
Policy Loans (included within Other Invested Assets)
Fair values for policy loans are estimated from a discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.

Company Owned Life Insurance
Company owned life insurance (COLI) is a life insurance program used to finance certain employee benefit expenses. The fair value of COLI is based on net realizable value, which is generally cash surrender value.
Affiliated Bank Loan
The fair value of the affiliated bank loan is estimated using a discounted cash flow method based on the weighted average cost of capital ("WACC"). This yield-based approach is sourced from a third-party vendor and the WACC establishes a market participant discount rate by determining the hypothetical capital structure for the asset should it be underwritten as of each period end.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At December 31, 2019 and December 31, 2018, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.

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

	December 31, 2019
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$62	$—	$62	$62
Commercial mortgage loans	—	—	435	435	422
Residential mortgage loans	—	—	848	848	845
Policy loans, included in other invested assets	—	—	14	14	28
Company-owned life insurance	—	—	129	129	129
Affiliated bank loan	—	—	28	28	28
Funds withheld for reinsurance receivables, at fair value	—	—	1	1	1
Total	$—	$62	$1,455	$1,517	$1,515

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$19,285	$19,285	$22,449
Debt	—	578	—	578	542
Total	$—	$578	$19,285	$19,863	$22,991

	December 31, 2018
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$52	$—	$52	$52
Commercial mortgage loans	—	—	483	483	482
Residential mortgage loans	—	—	187	187	185
Policy loans, included in other invested assets	—	—	11	11	22
Affiliated other invested assets	—	—	39	39	39
Total	$—	$52	$720	$772	$780

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$18,358	$18,358	$20,911
Debt	—	520	—	520	541
Total	$—	$520	$18,358	$18,878	$21,452

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments is measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies and Practices”.

	Carrying Value After Measurement
	December 31, 2019	December 31, 2018
Equity securities available-for-sale	$69	$50
Limited partnership investment, included in other invested assets	1,010	510

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

The Company’s assessment resulted in gross transfers into and gross transfers out of certain fair value levels by asset class for the years ended December 31, 2019 and December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor year ended September 30, 2017, are as follows:

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3
	In	Out	In	Out	In	Out
Year ended December 31, 2019
Asset-backed securities	$—	$—	$233	$51	$51	$233
Commercial mortgage-backed securities	—	—	37	1	1	37
Corporates	—	—	1	11	11	1
Residential mortgage-backed securities	—	—	29	—	—	29
Equity securities	7	29	29	7	16	16
Funds withheld for reinsurance receivables	—	—	22	—	—	22
Total transfers	$7	$29	$351	$70	$79	$338
Year ended December 31, 2018
Asset-backed securities	$—	$—	$425	$13	$13	$425
Commercial mortgage-backed securities	—	—	28	9	9	28
Corporates	—	—	75	4	4	75
Hybrids	20	—	—	20	—	—
Residential mortgage-backed securities	—	—	36	35	35	36
Equity securities	25	30	30	25	—	—
Funds withheld for reinsurance receivables	—	—	2	—	—	2
Total transfers	$45	$30	$596	$106	$61	$566
Period from December 1 to December 31, 2017
Asset-backed securities	$—	$—	$1	$46	$46	$1
Commercial mortgage-backed securities	—	—	1	—	—	1
Hybrids	27	15	15	27	—	—
Equity securities	53	26	61	53	—	35
Total transfers	$80	$41	$78	$126	$46	$37
Predecessor
Period from October 1 to November 30, 2017
Asset-backed securities	$—	$—	$29	$—	$—	$29
Commercial mortgage-backed securities	—	—	46	1	1	46
Corporates	—	—	—	18	18	—
Hybrids	244	—	—	244	—	—
Equity securities	374	—	—	409	35	—
Total transfers	$618	$—	$75	$672	$54	$75
Predecessor
Period from October 1 to December 31, 2016 (Unaudited)
Asset-backed securities	$—	$—	$68	$39	$39	$68
Corporates	—	—	4	5	5	4
Total transfers	$—	$—	$72	$44	$44	$72
Predecessor
Year ended September 30, 2017
Asset-backed securities	$—	$—	$222	$112	$112	$222
Commercial mortgage-backed securities	—	—	7	6	6	7
Corporates	—	—	49	10	10	49
Total transfers	$—	$—	$278	$128	$128	$278

(7) Intangibles
A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows:

	VOBA	DAC	DSI	Total
Balance at December 31, 2018	$866	$344	$149	$1,359
Deferrals	—	379	130	509
Amortization	(106)	(30)	(20)	(156)
Interest	18	13	4	35
Unlocking	(2)	(2)	(1)	(5)
Adjustment for net unrealized investment (gains) losses	(183)	(74)	(30)	(287)
Balance at December 31, 2019	$593	$630	$232	$1,455

	VOBA	DAC	DSI	Total
Balance at December 31, 2017	$821	$22	$10	$853
Deferrals	—	317	138	455
Amortization	(58)	(4)	(2)	(64)
Interest	19	4	1	24
Unlocking	(9)	—	—	(9)
Adjustment for net unrealized investment (gains) losses	93	5	2	100
Balance at December 31, 2018	$866	$344	$149	$1,359

	VOBA	DAC	DSI	Total
Balance at December 1, 2017	$844	$—	$—	$844
Deferrals	—	23	10	33
Amortization	(7)	(1)	—	(8)
Interest	2	—	—	2
Unlocking	—	—	—	—
Adjustment for net unrealized investment (gains) losses	(18)	—	—	(18)
Balance at December 31, 2017	$821	$22	$10	$853

Predecessor	VOBA	DAC	DSI	Total
Balance at October 1, 2017	$—	$1,023	$106	$1,129
Deferrals	—	40	8	48
Amortization	(12)	(39)	(5)	(56)
Interest	2	7	1	10
Unlocking	7	4	(1)	10
Adjustment for net unrealized investment (gains) losses	3	(4)	—	(1)
Balance at November 30, 2017	$—	$1,031	$109	$1,140

	VOBA	DAC	DSI	Total
Balance at October 1, 2016	$19	$921	$86	$1,026
Deferrals	—	88	12	100
Amortization	(31)	(103)	(2)	(136)
Interest	2	22	(11)	13
Unlocking	6	(7)	1	—
Adjustment for unrealized investment losses (gains)	122	103	—	225
Balance at December 31, 2016	$118	$1,024	$86	$1,228

Predecessor	VOBA	DAC	DSI	Total
Balance at September 30, 2016	$19	$921	$86	$1,026
Deferrals	—	293	43	336
Amortization	(65)	(192)	(23)	(280)
Interest	11	42	4	57
Unlocking	32	2	(4)	30
Adjustment for net unrealized investment (gains) losses	3	(43)	—	(40)
Balance at September 30, 2017	$—	$1,023	$106	$1,129
Amortization of VOBA, DAC, and DSI is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0.05% to 4.01%. The adjustment for net unrealized investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statements of Operations. As of December 31, 2019 and 2018, the VOBA balances included cumulative adjustments for net unrealized investment (gains) losses of $(108), and $75, respectively, the DAC balances included cumulative adjustments for net unrealized investment (gains) losses of $(70) and $5, respectively, and the DSI balances included net unrealized investment (gains) losses of $(28) and $2 respectively.
Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year
2020	62
2021	85
2022	80
2023	72
2024	65
Thereafter	337

The Company had an unearned revenue balance of $(43) as of December 31, 2019, including deferrals of $(41), amortization of $(4), interest of $(2), unlocking of $1, and adjustment for net unrealized investment gains (losses) of $44. The Company had an unearned revenue balance of $(41) as of December 31, 2018, including deferrals of $(37), amortization of $18, unlocking of $4, and adjustment for net unrealized investment gains (losses) of $(26).
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
Other identifiable intangible assets as of December 31, 2019 consist of the following:

	December 31, 2019
	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Trade marks / trade names	$16	$4	$12	10
State insurance licenses	6	N/A	6	Indefinite
Total			$18

(8) Debt
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into a credit agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years (the “Credit Agreement”). Various financing options are available within the Credit Agreement, including overnight and term based borrowing.  In each case, a margin is ascribed based on the Debt to Capitalization ratio of CF Bermuda. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes.
On April 20, 2018, FGLH completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025, issued at 99.5% for proceeds of $547. The Company used the net proceeds of the offering (i) to repay $135 of borrowings under its revolving credit facility and related expenses and (ii) to redeem in full and satisfy and discharge all of the outstanding $300 aggregate principal amount of FGLH's outstanding 6.375% Senior Notes due 2021. The remaining proceeds of the offering were used for general corporate purposes, including additional capital contributions to the Company's insurance subsidiaries. This exchange of debt instruments constituted an extinguishment. As a result, the Company recognized a $2 gain on the extinguishment of the 6.375% Senior Notes.
The Company capitalized $7 of debt issuance costs in connection with the 5.50% Senior Notes offering, which are classified as an offset within the "Debt" line on the Company's Consolidated Balance Sheets, and are being amortized from the date of issue to the redemption date using the straight-line method.
The carrying amount of the Company's outstanding debt as of December 31, 2019 and December 31, 2018 is as follows:

	December 31, 2019	December 31, 2018
Debt	$542	$541
Revolving credit facility	—	—

Interest rates on the revolving credit facility were equal to 4.55% and 5.27% as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 and December 31, 2018, the amount available to be drawn on the revolver was $250.
The interest expense and amortization of debt issuance costs for the years ended December 31, 2019 and December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor year ended September 30, 2017, were as follows:

	Year ended				Period from December 1 to December 31, 2017
	December 31, 2019		December 31, 2018
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$30	$2	$28	$1	$2	$—
Revolving credit facility	—	—	2	—	—	—
Gain on extinguishment of debt	—	—	(2)	—	—	—
The interest expense and amortization of debt issuance costs for the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor year ended September 30, 2017, were not material.

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
The Company consummated the initial public offering ("IPO") of 60,000 thousand ordinary shares for $10.00 per share on May 25, 2016. On June 29, 2016, the Company consummated the closing of the sale of 9,000 thousand ordinary shares pursuant to the exercise in full of the underwriter’s over-allotment option. An additional 145,370 thousand ordinary shares were issued for $10.00 per share on November 30, 2017 in advance of the Business Combination.
In accordance with the Merger Agreement, FGL’s common stock outstanding as of the date of the business combination were retired and ceased to exist upon conversion.
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
Warrants
The Company issued 34,500 thousand warrants as part of the units sold in the IPO. The Company issued 15,800 thousand and 1,500 thousand warrants to CF Capital Growth, LLC, at $1.00 per private placement warrant in a private placement consummated simultaneously with the closing of the IPO and upon conversion of working capital loans at the time of the business combination, respectively. In connection with forward purchase agreements, at the closing of the business combination the Company issued 19,083 thousand forward purchase warrants to the anchor investors. The forward purchase warrants have identical terms as the public warrants.
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

The Company conducted an offer to exchange its outstanding warrants for 0.11 ordinary shares of the Company, par value $0.0001 (the "Exchange Shares") and $0.98, in cash without interest, per warrant, which expired on October 4, 2018. A total of 65,374 thousand warrants were properly tendered prior to the expiration of the offer to exchange. On October 9, 2018 the Company issued 7,191 thousand shares and paid $64 in cash in exchange for the warrants tendered. After completion of the Offer to Exchange, 5,510 thousand warrants still remain outstanding, which will expire on November 30, 2022, or upon earlier redemption or liquidation.
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
During the years ended December 31, 2019 and December 31, 2018, the Company purchased 8,052 and 600 thousand shares, respectively, for a total cost of $65 and $4, respectively. As of December 31, 2019, the Company had repurchased 8,652 thousand shares for a total cost of $69.
Dividends
The Company declared the following cash dividends to its common shareholders during the year ended December 31, 2019:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
February 27, 2019	April 1, 2019	March 18, 2019	221,661	$0.01	$2
May 7, 2019	June 10, 2019	May 28, 2019	221,661	$0.01	$2
August 7, 2019	September 9, 2019	August 26, 2019	221,661	$0.01	$2
November 6, 2019	December 9, 2019	November 25, 2019	221,661	$0.01	$2

On February 26, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.01 per share. The dividend will be paid on March 30, 2020 to shareholders of record as of the close of business on March 16, 2020.

The Company declared the following dividends to its preferred shareholders during the years ended December 31, 2019 and December 31, 2018:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	277	Paid in kind	$—	5
Series B Preferred Shares	March 29, 2018	April 1, 2018	March 15, 2018	101	Paid in kind	$—	1
Series A Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	282	Paid in kind	$—	5
Series B Preferred Shares	June 29, 2018	July 1, 2018	June 15, 2018	102	Paid in kind	$—	2
Series A Preferred Shares	September 28, 2018	October 1, 2018	September 15, 2018	287	Paid in kind	$—	5
Series B Preferred Shares	September 28, 2018	October 1, 2018	September 15, 2018	104	Paid in kind	$—	2
Series A Preferred Shares	December 31, 2018	January 1, 2019	December 15, 2018	293	Paid in kind	$—	6
Series B Preferred Shares	December 31, 2018	January 1, 2019	December 15, 2018	106	Paid in kind	$—	2
Series A Preferred Shares	March 29, 2019	April 1, 2019	March 15, 2019	298	Paid in kind	$—	6
Series B Preferred Shares	March 29, 2019	April 1, 2019	March 15, 2019	108	Paid in kind	$—	2
Series A Preferred Shares	June 28, 2019	July 1, 2019	June 15, 2019	304	Paid in kind	$—	6
Series B Preferred Shares	June 28, 2019	July 1, 2019	June 15, 2019	110	Paid in kind	$—	2
Series A Preferred Shares	September 30, 2019	October 1, 2019	September 15, 2019	310	Paid in kind	$—	6
Series B Preferred Shares	September 30, 2019	October 1, 2019	September 15, 2019	112	Paid in kind	$—	2
Series A Preferred Shares	December 31, 2019	January 1, 2020	December 15, 2019	316	Paid in kind	$—	5
Series B Preferred Shares	December 31, 2019	January 1, 2020	December 15, 2019	114	Paid in kind	$—	3

Restricted Net Assets of Subsidiaries
CF Bermuda’s equity in restricted net assets of consolidated subsidiaries was approximately $2,501 as of December 31, 2019 representing 91% of CF Bermuda’s consolidated stockholder’s equity as of December 31, 2019 and consisted of net assets of CF Bermuda which were restricted as to transfer to the Company in the form of cash dividends, loans or advances under regulatory restrictions.

(10) Stock Compensation
On August 8, 2017, the Company adopted a stock-based incentive plan (the “FGL Incentive Plan”) that permits the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing. The Company’s Compensation Committee is authorized to grant up to 15,006 thousand equity awards under the Incentive Plan. At December 31, 2019, 5,712 thousand equity awards are available for future issuance.
FGL Incentive Plan
The Company granted 7,749 thousand and 17,255 thousand stock options to certain officers during the twelve months ended December 31, 2019 and 2018 that vest based on continued service with the Company or a combination of continued service and Company performance (adjusted operating income return on equity or stock price performance). The total fair value of the awards granted during twelve months ended December 31, 2019 and 2018 was $12 and $32, respectively.
The fair value of the options is expensed over the requisite service period, which generally corresponds to the vesting period. To value the options granted with service and adjusted operating income return on equity performance vesting conditions, a Black Scholes valuation model was used. To value the options granted with stock price performance vesting conditions, a Monte Carlo simulation was used. A summary of the Company’s outstanding stock options as of December 31, 2019, and related activity during the twelve months ended December 31, 2019, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2018	13,007	$9.68
Granted	7,749	9.18
Exercised	—	—
Forfeited or expired	(5,542)	10.00
Stock options outstanding at December 31, 2019	15,214	9.30
Exercisable at December 31, 2019	1,009	9.16
Vested or projected to vest at December 31, 2019	15,214	$9.30

The Company granted 147 thousand and 112 thousand restricted shares to directors in the twelve months ended December 31, 2019 and 2018, which vested on December 31, 2019 and 2018, respectively. The total fair value of the restricted shares granted in the twelve months ended December 31, 2019 and 2018 was $1 and $1, respectively.
A summary of the Company’s nonvested restricted shares outstanding as of December 31, 2019, and related activity during the twelve months ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2018	—	$—
Granted	147	6.82
Vested	(147)	6.82
Vested or expected to vest at December 31, 2019	—	—

Management Incentive Plan

In the twelve months ended December 31, 2019 and 2018, the Company granted 541 thousand and 374 thousand phantom units to members of management under a management incentive plan (the "Management Incentive Plan"). The phantom units are settled in cash, and therefore the Management Incentive Plan is classified as a liability plan. The value of this plan is classified within "Other liabilities" on the Consolidated Balance Sheets and is adjusted each period, with a corresponding adjustment to “Acquisition and operating expenses, net of deferrals”, to reflect changes in the Company’s stock price. See "Note 2. Significant Accounting Policies and Practices" for a more detailed discussion of stock-based compensation. The total fair value of the phantom units granted in the twelve months ended December 31, 2019 and 2018 was $5 and $3, respectively.

One half of the phantom units vest in three equal installments on each March 15th from 2019 to 2021, subject to awardees continued service with the Company. The other half will begin vesting on March 15, 2020 and cliff vest on March 15, 2021 based on continued service and attainment of a performance metric: adjusted operating income return on equity for the fiscal year 2020.
At December 31, 2019, the liability for phantom units of $1 was based on the number of units granted, the elapsed portion of the service period and the fair value of the Company’s common stock on that date which was $10.65.
A summary of the Management Incentive Plan nonvested phantom units outstanding as of December 31, 2019, and related activity during the twelve months ended is as follows (share amount in thousands):

Phantom units	Shares	Weighted Average Grant Date Fair Value
Phantom units outstanding at December 31, 2018	356	$8.95
Granted	541	8.54
Vested	(59)	10.00
Forfeited or expired	(93)	9.33
Phantom units outstanding at December 31, 2019	745	$9.02

The Company recognized total stock compensation expense related to the FGL Incentive Plan and Management Incentive Plan is as follows:

	Year ended
	December 31, 2019	December 31, 2018
Total stock compensation expense	5	4
Related tax benefit	1	1
Net stock compensation expense	$4	$3

The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Company's Consolidated Statements of Operations.
Total compensation expense related to the FGL Incentive Plan and Management Incentive Plan not yet recognized as of December 31, 2019 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Incentive Plan	$18	3
Management Incentive Plan	4	2
Total unrecognized stock compensation expense	$22	3

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
On May 24, 2017, the Company, HRG Group, Inc. ("HRG"), the majority owner of FGL prior to the execution of the FGL merger agreement on November 30, 2017, and CF Corp executed a letter agreement (the “side letter”)

which set forth the settlement provisions between the parties related to the Section 338(h)(10) transaction. The Section 338(h)(10) election treated the merger as an asset acquisition for U.S. tax purposes resulting in stub period tax yearends for both the life and non-life subsidiaries within the target group acquired as part of the acquisition. The side letter agreement between the parties specified that the purchase price would be adjusted for incremental tax costs attributable to the election. As such, the Company made two payments to HRG totaling $57 in March and May of 2018. The target 338(h)(10) group did not include FSRC, a 953(d) election U.S. tax payer. Any tax liability of the non-life entities’ arising from the deemed asset sale were reflected on HRG’s consolidated return, with the Companies’ non-life entities retaining successor liability. The life entities filed a separate final short-period return reflecting gain (or loss) from the deemed asset sale.
The Company’s U.S. subsidiaries are taxed at corporate rates on taxable income based on existing U.S. tax laws. Current income taxes are charged or credited to net income based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year.
Deferred income taxes are provided for the tax effect of temporary differences in the financial reporting and income tax bases of assets and liabilities, net operating loss carryforwards and tax credit carryforwards using enacted income tax rates and laws. The effect on deferred income tax assets and deferred income tax liabilities of a change in tax rates is recognized in net income in the period in which the change is enacted. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income from prior years available for recovery and tax planning strategies. Based on the available positive and negative evidence regarding future sources of taxable income, we have determined that the establishment of a valuation allowance was necessary for the U.S. non-life companies at December 31, 2019. The valuation allowance reflects a history of cumulative losses for the US nonlife subgroup. In addition, due to the debt structure of the US non-life entities, particularly at the holding company level, it is unlikely the US non-life subgroup will be in a net cumulative taxable income position in a near term projection window. During the quarter ended September 30, 2019, Management determined that a valuation allowance was no longer needed for the ordinary deferred tax assets of FSRC based on positive evidence including: cumulative three-year income, future projected earnings, and management’s ability to implement a future tax planning strategy if needed. Therefore, the valuation allowance against the FSRC deferred tax assets at that date was released and the Company recorded an $18 million gain in operating income during that quarter related to the release. The Company still maintains a valuation allowance against FSRC’s capital deferred tax assets due to lack of sufficient sources of income in which to recognize them. All other deferred tax assets were more likely than not to be realized based on expectations regarding future taxable income and considering all other available evidence, both positive and negative.
The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017, and it amended many provisions of the Internal Revenue Code that have effects on the Company. Because the TCJA reduced the statutory tax rate from 35% to 21%, the Company was required to remeasure its deferred tax assets and liabilities using the lower rate at the December 22, 2017, date of enactment. This remeasurement resulted in a reduction of net deferred tax assets of $131, which includes a $0 benefit related to deferred taxes previously recognized in accumulated other comprehensive income. The Company evaluated whether or not to make a Section 953(d) election with respect to F&G Life Re Ltd. which would have resulted in F&G Life Re Ltd. being treated as if it were a US Tax Payer. Ultimately, the Company chose to be subject to the Base Erosion and Anti-Abuse Tax ("BEAT") through September 30, 2018 and then recapture the business that was subject to the Modco Agreement. The Modco Agreement was terminated effective September 30, 2018.
The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for the effects of U.S. tax reform in circumstances in which an exact calculation cannot be made, but for which a reasonable estimate can be determined. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on the legislative updates relating to TCJA currently available. The only provision amount utilized in the preparation of the Company's December 31, 2017 financial statements was tax reserves. There are no provisional amounts utilized in the preparation of the Company’s December 31, 2018 or 2019 financial statements.

Income tax (expense) benefit is calculated based upon the following components of income before income taxes:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Pretax income (loss):
United States	$467	$(271)	$(55)	$44	$163	$333
Outside the United States	101	300	74	—	—	—
Total pretax income	$568	$29	$19	$44	$163	$333

The components of income tax (expense) benefit are as follows:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Current:
Federal	$(22)	$(42)	$(5)	$(23)	$21	$(114)
State	—	—	—	—	—	—
Total current	$(22)	$(42)	$(5)	$(23)	$21	$(114)

Deferred:
Federal	$(39)	$26	$(105)	$7	$(76)	$4
State	—	—	—	—	—	—
Total deferred	$(39)	$26	$(105)	$7	$(76)	$4

Income tax (expense)/benefit	$(61)	$(16)	$(110)	$(16)	$(55)	$(110)

The difference between income taxes expected at the U.S. Federal statutory income tax rate of 21% and reported income tax (expense) benefit is summarized as follows:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Expected income tax (expense)/benefit at Federal statutory rate	$(119)	$(6)	$(7)	$(15)	$(57)	$(117)
Valuation allowance for deferred tax assets	39	(38)	13	(2)	—	1
Amortization of low income housing tax credits	(8)	(4)	(1)	(1)	—	(4)
Benefit on LIHTC under proportional amortization method	9	5	—	1	—	5
Write off of expired capital loss carryforward	—	—	—	—	—	—
Remeasurement of deferred taxes under U.S. tax reform	—	—	(131)	—	—	—
Dividends received deduction	4	5	—	1	—	4
Benefit on Outside of United States Income taxed at 0%	21	63	26	—	—	—
Withholding Tax on 0% Taxed Jurisdictions	(5)	—	—	—	—	—
Write off of 382 Limited NOL	—	—	(12)	—	—	—
Base Erosion & Antiabuse Tax "BEAT"	—	(44)	—	—	—	—
Other	(2)	3	2	—	2	1
Reported income tax (expense)/benefit	$(61)	$(16)	$(110)	$(16)	$(55)	$(110)

Effective tax rate	11%	55%	579%	37%	34%	33%

For the year ended December 31, 2019, the Company’s effective tax rate was 11%. The effective tax rate was positively impacted by the valuation allowance release on the US life companies’ prior year unrealized capital losses and the FSRC ordinary deferred tax assets, as well as the benefit of low taxed international income in excess of withholding taxes, and favorable permanent adjustments, including low income housing tax credits ("LIHTC") and the dividends received deduction ("DRD").
For the year ended December 31, 2018, the Company’s effective tax rate was 55%. The effective tax rate was negatively impacted by the valuation allowance expense on the US life companies’ unrealized capital losses and the FSRC and non-life insurance companies’ deferred tax assets. The negative impacts of the valuation allowance were partially offset by the benefit of low taxed international income in excess of the BEAT, and favorable permanent adjustments, including LIHTC and the DRD.
For the period December 1, 2017 to December 31, 2017, the Company’s effective tax rate includes the effects of rate change from 35% to 21% in connection with TCJA as well as certain reinsurance effects between the Companies' onshore and offshore insurance entities. Reversing out the effects of the tax reform rate change and impacts of FAS 133/DIGB36, (i.e. Embedded Derivatives impacts under Modified Coinsurance Arrangements) in regards to US/offshore reinsurance treatment of unrealized gains on funds withheld assets, results in an adjusted effective rate for the period of approximately 34% and is a more useful comparative to prior period rates reflected in the schedule above. The effective tax rate was impacted by tax expense recorded related to the remeasurement of deferred tax assets and liabilities as a result of tax reform. Additionally, the tax rate was positively impacted by income earned by foreign companies that is taxed at 0%.
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
For the year ended December 31, 2019, the Company recorded a net valuation allowance release of $39 (comprised of a full year valuation allowance release of $14 related to the U.S. life insurance companies' unrealized capital losses on equity securities that are recorded through net income and $31 related to FSRC ordinary deferred tax assets, partially offset by a net increase to valuation allowance of $6 related to the Company's non-life companies).
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
The Company recorded the following deferred tax expense to OCI:

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Deferred Tax Expense in OCI	$(242)	$132	$(19)	$(7)	$154	$(56)

An excess tax benefit is the realized tax benefit related to the amount of deductible compensation cost reported on an employer’s tax return for equity instruments in excess of the compensation cost for those instruments recognized for financial reporting purposes. The Company adopted ASU-2016-09 (Stock Compensation) effective October 1, 2015. ASU-2016-09 eliminates the requirement for excess tax benefits to be recorded as additional paid-in capital when realized. For the years ended December 31, 2019 and December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor year ended September 30, 2017, the Company recorded all excess tax benefits in the Consolidated Statements of Operations as a component of current income tax expense in accordance with the newly adopted guidance.
The following table is a summary of the components of deferred income tax assets and liabilities:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$35	$94
Insurance reserves and claim related adjustments	716	620
Unrealized Investment Losses	—	201
Derivatives	—	36
Deferred acquisition costs	—	—
Funds held under Reinsurance Agreements	11	—
Other	37	30
Valuation allowance	(14)	(154)
Total deferred tax assets	$785	$827

Deferred tax liabilities:
Value of business acquired	$(124)	$(181)
Unrealized Investment Gains	(221)	—
Investments	(121)	(133)
Derivatives	(45)	—
Deferred acquisition costs	(139)	(76)
Transition reserve on new reserve method	(63)	(75)
Funds held under Reinsurance Agreements	—	(11)
Other	(11)	(8)
Total deferred tax liabilities	$(724)	$(484)

Net deferred tax assets and (liabilities)	$61	$343

For the year ended December 31, 2019, the Company's valuation allowance of $14 consisted of a full valuation allowance on the Company's non-life insurance net deferred taxes, and a full valuation allowance on FSRC's capital net deferred taxes.
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
As of December 31, 2019, the Company has NOL carryforwards of $165, consisting of NOL carryforwards of $113 on the US life companies and $52 on FSRC. A portion of the FSRC losses existed prior to the November 30, 2017 acquisition and are therefore subject to Section 382 limitations. The FSRC NOL carryforwards that existed prior to January 1, 2018 of $31 will expire in years 2031 - 2032, if unused. The remaining NOLs are not subject to any limitation and have an indefinite carryforward period.
The U.S. Federal income tax returns of the Company for years prior to 2016 are no longer subject to examination by the taxing authorities. With limited exception, the Company is no longer subject to state and local income tax audits for years prior to 2014. The Company does not have any unrecognized tax benefits (“UTBs”) at December 31, 2019, December 31, 2018, December 31, 2017, and September 30, 2017 (Predecessor). In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of December 31, 2019 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

December 31, 2019
Asset Type
Other invested assets	$1,202
Equity securities	14
Fixed maturity securities, available-for-sale	48
Other assets	78
Residential mortgage loans	16
Total	$1,358
As of December 31, 2019, the Company had unfunded commitments in affiliated investments which are included in the table above. See "Note 14. Related Party Transactions" for further information.
Lease Commitments
The Company leases office space under non-cancelable operating leases that expire in May 2021 and January 2031. Rent expense and minimum rental commitments under non-cancelable leases are immaterial.
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
The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2019, the Company has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
The Company has received inquiries from a number of state regulatory authorities regarding our use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. We have established procedures to periodically compare our in-force life insurance and annuity policies against the Death Master File or similar databases; investigate any identified potential matches to confirm the death of the insured; determine whether benefits are due, and attempt to locate the beneficiaries of any benefits due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. We believe we have established sufficient reserves with respect to these matters; however, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be identified which could be significant and could have a material adverse effect on our results of operations.

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
On October 15, 2019, BIP filed with the Court an Unopposed Motion for Preliminary Approval of Settlement and Class Certification, along with a copy of the Class Action Settlement Agreement signed by all parties. A Fairness Hearing on Plaintiff’s Motion for Preliminary Approval of Class Settlement was held on Monday, January 13, 2020.
On January 15, 2020, the Court issued the Modified Findings and Order Preliminarily Approving Class Settlement Between Plaintiff and Defendants, Granting Conditional Certification of Settlement Class, Directing Issuance of Notice to the Class, and Setting of Final Approval Hearing. In preliminarily approving the Class Settlement, the Court also approved the Settlement Schedule that had been filed by Class Counsel on January 10, 2020.
Final settlement is subject to, among other requirements, satisfactory completion of confirmatory discovery by the Defendants and the Class Representative and final approval by the Court after Court-approved Notice has been provided to the absent members of the putative class.
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

The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the years ended December 31, 2019 and December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, the Predecessor period from October 1, 2016 to December 31, 2016 (unaudited), and the Predecessor year ended September 30, 2017 were as follows:

	Year ended				Period from December 1 to December 31, 2017
	December 31, 2019		December 31, 2018
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$204	$1,277	$223	$646	$17	$142
Assumed	—	(19)	—	(13)	—	7
Ceded	(164)	(201)	(169)	(210)	(14)	(25)
Net	$40	$1,057	$54	$423	$3	$124

	Period from October 1 to November 30, 2017		Period from October 1 to December 31, 2016 (Unaudited)		Year ended
					September 30, 2017
	Predecessor		Predecessor		Predecessor
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$36	$267	$57	$69	$233	$1,097
Assumed	—	—	—	—	—	—
Ceded	(29)	(40)	(46)	(49)	(191)	(254)
Net	$7	$227	$11	$20	$42	$843

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the years ended December 31, 2019 and December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, or the Predecessor year ended September 30, 2017. The Company did not commute any ceded reinsurance during the years ended December 31, 2019 and December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, or the Predecessor year ended September 30, 2017.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer, to reinsure an inforce block of its FIA and fixed deferred annuity contracts with GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees.  In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective July 1, 2017, FGL Insurance extended this agreement to include new business issued during 2017. Effective January 1, 2018, FGL Insurance extended this agreement to include new business issued during 2018 and extended the recapture period from 8 to 12 years. Effective January 1, 2019, FGL Insurance extended this agreement to include new business issued during 2019. FGL Insurance incurred risk charge fees of $17, $11, $2, $2 and $4 during the years ended December 31, 2019 and December 31, 2018, the period from December 1, 2017 to December 31, 2017, the Predecessor period from October 1, 2017 to November 30, 2017, and the Predecessor year ended September 30, 2017, respectively, in relation to this reinsurance agreement.
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
In anticipation of the merger of CF Corp. and FGL, a new Bermuda based reinsurance entity, F&G Life Re Ltd. (“F&G Life Re”) was formed as an indirect wholly owned subsidiary of the Company. Effective December 1, 2017, FGL Insurance entered into an indemnity modified coinsurance agreement with F&G Life Re to reinsure up to 80% of its in-force FIA business and 40% of its in-force deferred annuity business on a net retained basis. Effective October 1, 2018, FGL Insurance and F&G Life Re mutually agreed to terminate this reinsurance agreement. Upon termination of the reinsurance agreement, F&G Life Re made a $1,094 extraordinary dividend to its sole shareholder, CF Bermuda of which $830 was contributed to FGL Insurance to support the recapture of the insurance liabilities and to allow FGL Insurance to maintain appropriate solvency ratios.  The $1,094 extraordinary dividend included $750 return of capital which was approved by the Bermuda Monetary Authority (“BMA”).
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
Effective January 1, 2019, the letter of credit facility was amended to reduce the available amount to $100 and extend the termination date to October 1, 2022, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2019 and 2018, Raven Re’s statutory capital and surplus was $33 and $20, respectively, in excess of the minimum level required under the Reimbursement Agreement.
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
At December 31, 2019 and 2018, FSRC had $307 and $275 of funds withheld receivables and $285 and $254 of insurance reserves related to these reinsurance treaties, respectively.
F&G Re has entered into multiple reinsurance agreements on a funds withheld basis with unaffiliated parties. At December 31, 2019 and December 31, 2018, F&G Re had $1,865 and $482 of funds withheld receivables, respectively, and $1,668 and $471, respectively, of insurance reserves related to these reinsurance treaties. Effective April 1, 2019, F&G Re entered into a reinsurance agreement with an unaffiliated company to reinsure an inforce block of fixed deferred annuity contracts on a 100% coinsurance funds withheld basis. In accordance with the terms of this agreement, F&G Re established a fair value of funds withheld asset and future policy benefits liability of $983 and $896, respectively.
See a description of FSRC’s and F&G Re's accounting policy for its assumed reinsurance contracts as described under the section titled "Reinsurance" in Note 2. Significant Accounting Policies and Practices.

(14) Related Party Transactions
Affiliated Investments
The Company has determined that related parties would fall into the following categories; (i) affiliates of the entity, (ii) entities for which investments in their equity securities would be required to be accounted for by the equity method by the investing entity, (iii) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management, (iv) principal owners (>10% equity stake) of the entity and members of their immediate families, (v) management (including BOD, CEO, and other persons responsible for achieving the objectives of the entity and who have the authority to establish policies and make decisions) of the entity and other members of their immediate families, (vi) other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests (vii) other parties that can significantly influence management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate business, (viii) attorney in fact of a reciprocal reporting entity or any affiliate of the attorney in fact, and (ix) a U.S. manager of a U.S. branch or any affiliate of the U.S. manager of a U.S. branch. The Company has determined that for the years ended December 31, 2019 and December 31, 2018, the Blackstone Group LP ("Blackstone") and its affiliates as well as the FGL Holdings’ directors and officers (along with their immediate family members) are FGL Holdings' related parties.
FGL Insurance, and certain subsidiaries of the Company, entered into investment management agreements (“IMAs”) with Blackstone ISG-I Advisors LLC (“BISGA”), a wholly-owned subsidiary of Blackstone on December 1, 2017. On December 31, 2019, to be effective as of October 31, 2019, FGL Insurance and certain subsidiaries of the Company entered into amended and restated IMAs (the “Restated IMAs”) with BISGA, pursuant to which BISGA was appointed as investment manager of the Company’s general accounts (the “F&G Accounts”). Pursuant to the terms of the IMAs, BISGA may delegate any or all of its discretionary investment, advisory and other rights, powers, functions and obligations under the IMAs to one or more sub-managers, including its affiliates. BISGA delegated certain investment services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors”), pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors. For the year ended December 31, 2019, the fees paid to BISGA under the Restated IMAs and the IMAs were approximately $95. As of December 31, 2019 and 2018, the Company has a net liability of $47 and $20, respectively, for the services consumed under the Restated IMAs, the IMAs and related sub-management agreements, partially offset by fees received and expense reimbursements from BISGA.

During the years ended December 31, 2019 and December 31, 2018, the Company received expense reimbursements from BISGA for the services consumed under these agreements. Fees received for these types of services are $10 and $9 for years ended December 31, 2019 and December 31, 2018.
The Company holds certain fixed income security interests, limited partnerships and bank loans issued by portfolio companies that are affiliates of Blackstone Tactical Opportunities, an affiliate of Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd (the “Blackstone Fixed Income Securities”) both on a direct and indirect basis.  Indirect investments include an investment made in an affiliates’ asset backed fund while direct investments are an investment in affiliates' equity or debt securities.  As of December 31, 2019 and December 31, 2018, the Company held $2,001 and $1,461 in affiliated investments, respectively, which includes foreign exchange unrealized loss of $(3) and $(2), respectively. As of December 31, 2019 and December 31, 2018, the Company had unfunded commitments relating to affiliated investments of $993 and $990, respectively.
The Company purchased $89 and $185 of residential loans from Finance of America Holdings LLC, a Blackstone affiliate, during the year ended December 31, 2019 and on December 17, 2018, respectively.
The Company earned $112, $33 and $1 net investment income for the years ended December 31, 2019 and December 31, 2018, and the period from December 1, 2017 to December 31, 2017, respectively, on affiliated investments. The Company had no gross realized gains (losses) and realized impairment losses on related party investments during the years ended December 31, 2019 and December 31, 2018 and the period from December 1, 2017 to December 31, 2017.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Year Ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Net income (loss)	$507	$13	$(91)	$28	$108	$223
Less Preferred stock dividend	31	29	2	—	—	—
Net income (loss) available to common shares	476	(16)	(93)	28	108	223

Weighted-average common shares outstanding - basic	216,592	216,019	214,370	58,341	58,281	58,320
Dilutive effect of unvested restricted stock & PRSU	86	—	—	61	57	43
Dilutive effect of stock options	59	—	—	92	28	52
Weighted-average shares outstanding - diluted	216,738	216,019	214,370	58,494	58,366	58,415

Net income (loss) per common share:
Basic	$2.19	$(0.07)	$(0.44)	$0.48	$1.85	$3.83
Diluted	$2.19	$(0.07)	$(0.44)	$0.47	$1.85	$3.83

The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL Holdings shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share excludes the incremental effect of warrants, preferred shares and options due to their anti-dilutive effect for the following periods:

	Year Ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
(in thousands)				Predecessor	Predecessor	Predecessor

Warrants	5,510	55,838	70,883	—	—	—
Preferred shares	430	399	375	—	—	—
Options and restricted shares	1,346	863	—	—	31	—
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
The preferred stock shares outstanding as of December 31, 2019 and December 31, 2018 are anti-dilutive as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met.

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
FSRC (Cayman), F&G Re (Bermuda) and F&G Life Re (Bermuda) file financial statements based on U.S. GAAP with their respective regulators.
The Company’s principal insurance subsidiaries’ statutory (SAP and GAAP) financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of the Company’s wholly-owned insurance subsidiaries were as follows:

	Subsidiary (state/country of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	F&G Life Re (Bermuda)
Statutory Net Income (loss):
Year ended December 31, 2019	$152	$(1)	$3
Year ended December 31, 2018	(151)	(3)	319

Statutory Capital and Surplus:
December 31, 2019	$1,513	$95	$2
December 31, 2018	1,545	85	2

(a)	FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.

	Subsidiary (state/country of domicile)
	FSR (Cayman)	F&G Re (Bermuda)
Statutory Net Income (loss):
Year ended December 31, 2019	$(29)	$69
Year ended December 31, 2018	(29)	(14)

Statutory Capital and Surplus:
December 31, 2019	$73	$295
December 31, 2018	73	38

Capital Requirements and Restrictions on Dividends and Distribution
U.S. Companies
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is less than FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies domiciled in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. The Company monitors the RBC of FGLH’s insurance subsidiaries. As of December 31, 2019 and December 31, 2018, each of FGLH's insurance subsidiaries had exceeded the minimum RBC requirements.
The Company’s insurance subsidiaries domiciled in the U.S. are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require regulatory approval. In addition, and pursuant to an order issued in connection with the approval of the Merger Agreement by the Iowa Commissioner on November 28, 2017, FGL Insurance shall not pay any dividend or other distribution to shareholders prior to November 28, 2021 without the prior approval of the Iowa Commissioner. In September 2019 and December 2019, upon approval by the Iowa Commissioner, FGL Insurance declared and paid, respectively, extraordinary dividends of $100 to its Parent, FGLH.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $110 decrease and $30 increase to statutory capital and surplus at December 31, 2019 and December 31, 2018, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $6 and $0 at December 31, 2019 and December 31, 2018, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and (deficit) surplus would be $(19) and $(16) at December 31, 2019 and December 31, 2018, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2019 and December 31, 2018 was $87 and $94, respectively.
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
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $100 and $110 at December 31, 2019 and December 31, 2018, respectively.
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
As of December 31, 2019, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
On May 14, 2018, FGLH made a dividend payment of $27 to FGL US Holdings, Inc. ("FGL US Holdings"). On June 28, 2018, FGL US Holdings issued a $65 intercompany note to F&G Life Re and subsequently approved a $65 capital contribution to its wholly owned subsidiary, FGLH. On June 28, 2018, FGLH made a capital contribution for $125 to FGL Insurance. On July 3, 2018, CF Bermuda issued a $50 intercompany note to F&G Life Re and subsequently approved a $50 capital contribution to its wholly owned subsidiary, F&G Re. On April 3, 2019, CF Bermuda made a capital contribution of $2 to Freestone. In 2019, CF Bermuda made capital contributions of $198 to F&G Re.
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

(17) Other Liabilities
Other liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Amounts payable for investment purchases	$11	$39
Retained asset account	141	162
Option collateral liabilities	446	59
Remittances and items not allocated	119	101
Accrued expenses	116	72
Deferred reinsurance revenue	17	39
Unearned revenue liability	43	41
Preferred shares reimbursement feature embedded derivative	17	29
Negative cash liability	69	126
Commissions payable	13	9
Funds withheld embedded derivative	33	—
Rabbi trust investment	36	26
Other	47	(3)
Total	$1,108	$700

(18) Quarterly Results (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in millions, except per share data)
Premiums	$7	$9	$8	$16
Net investment income	324	301	315	289
Net investment gains (losses)	196	103	135	240
Insurance and investment product fees and other	36	42	37	55
Total revenues	563	455	495	600
Total benefits and expenses	282	391	428	412
Net income (loss)	225	65	46	171
Net income (loss) per common share - basic	1.02	0.26	0.17	0.74
Net income (loss) per common share - diluted	1.02	0.26	0.17	0.74

	Quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in millions, except per share data)
Premiums	$9	$12	$15	$18
Net investment income	295	267	282	263
Net investment gains (losses)	(555)	119	(2)	(191)
Insurance and investment product fees and other	40	46	45	48
Total revenues	(211)	444	340	138
Total expenses	(20)	365	280	28
Net income (loss)	(148)	56	40	65
Net income (loss) per common share - basic	(0.70)	0.23	0.15	0.27
Net income (loss) per common share - diluted	(0.70)	0.23	0.15	0.27

Note 19. Subsequent Events

The equity market volatility subsequent to December 31, 2019 has the potential to materially impact the fair value of the Company’s invested assets, including derivatives, and policyholder liabilities.  In addition, a disruption in the financial and credit markets increases the risk of credit defaults.  As of the date of this filing, the Company has not quantified the impact of such equity market volatility on its consolidated financial statements.

Schedule I
FGL HOLDINGS

Summary of Investments - Other than Investments in Related Parties
December 31, 2019
(in millions)

	Amortized Cost	Fair Value	Amount at which shown on the balance sheet
Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$166	$168	$168
States, municipalities and political subdivisions	1,284	1,343	1,343
Foreign governments	138	155	155
Public utilities	2,345	2,453	2,453
All other corporate bonds	18,981	19,607	19,607
Total fixed maturities	22,914	23,726	23,726

Equity securities:
Common stocks:
Banks, trust, and insurance companies	70	68	68
Industrial, miscellaneous and all other	2	2	2
Nonredeemable preferred stock	997	1,001	1,001
Total equity securities	1,069	1,071	1,071

Derivative investments	336	587	587
Mortgage loans	1,267	1,283	1,267
Other long-term investments	1,306	1,288	1,303
Total investments	$26,892	$27,955	$27,954

See Report of Independent Registered Public Accounting Firm.

Schedule II
FGL HOLDINGS (Parent Only)
CONDENSED BALANCE SHEETS
(in millions)

	December 31, 2019	December 31, 2018
ASSETS
Investments in consolidated subsidiaries	$2,750	$900
Fixed maturity securities, available for sale	14	54
Cash and cash equivalents	5	7
Total assets	$2,769	$961
LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	26	71
Total liabilities	26	71
Shareholders' equity
Preferred stock	—	—
Common stock	—	—
Additional paid in capital	2,031	1,998
Retained earnings (accumulated deficit)	300	(167)
Accumulated other comprehensive income (loss)	481	(937)
Treasury stock	(69)	(4)
Total shareholder's equity	2,743	890
Total liabilities and shareholder's equity	$2,769	$961

See Report of Independent Registered Public Accounting Firm.

Schedule II
(continued)

FGL HOLDINGS (Parent Only)
CONDENSED STATEMENT OF OPERATIONS
(in millions)

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Revenues	$34	$2	$12	$—	$—	$(1)
	34	2	12	—	—	(1)
Operating expenses:				—
General and administrative expenses	(14)	6	1	1	1	2
Total operating expenses	(14)	6	1	1	1	2
Operating income (loss)	48	(4)	11	(1)	(1)	(3)
Other income:
Equity in net income of subsidiaries	459	17	(102)	29	109	227
Income (loss) before income taxes	507	13	(91)	28	108	224
Income tax expense	—	—	—	—	—	1
Net income (loss)	$507	$13	$(91)	$28	$108	$223

See Report of Independent Registered Public Accounting Firm.

Schedule II
(continued)
FGL HOLDINGS (Parent Only)
CONDENSED STATEMENT OF CASH FLOWS
(in millions)

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
Cash flows from operating activities
Net income (loss)	$507	$13	$(91)	$28	$108	$223
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized capital and other gains on investments	—	—	—	—	2	5
Equity in net income of subsidiaries	(459)	(17)	102	(29)	(109)	(227)
Stock based compensation	5	4	—	1	1	2
Changes in assets and liabilities:
Other assets and other liabilities	(48)	4	1	2	—	3
Net cash provided by (used in) operating activities	5	4	12	2	2	6
Cash flows from investing activities:
Proceeds from available-for-sale investments, sold, matured or repaid:
Proceeds from available-for-sale investments, sold, matured or repaid:	41	—	—	—	5	12
Cost of available-for-sale investments:	—	(54)	—	—	—	—
Net cash provided by (used in) investing activities	41	(54)	—	—	5	12
Cash flows from financing activities:
Cash paid upon warrant tender and capitalized warrant tender costs	—	(66)	—	—	—	—
Dividends payments	(9)	—	—	(4)	(4)	(15)
Treasury stock	(65)	(4)	—	—	(1)	(1)
Distribution to CF Bermuda and subsidiaries	26	57	(97)	—	—	(2)
Net cash provided by (used in) financing activities	(48)	(13)	(97)	(4)	(5)	(18)
Change in cash and cash equivalents	(2)	(63)	(85)	(2)	2	—
Cash and cash equivalents at beginning of period	7	70	155	2	2	2
Cash and cash equivalents at end of period	$5	$7	$70	$—	$4	$2

See Report of Independent Registered Public Accounting Firm.

Schedule III
FGL HOLDINGS
Supplementary Insurance Information
(in millions)

	Year ended					Year ended
	December 31, 2019	December 31, 2018	Period from December 1 to December 31, 2017	Period from October 1 to November 30, 2017	Period from October 1 to December 31, 2016 (Unaudited)	September 30, 2017
				Predecessor	Predecessor	Predecessor
Life Insurance (single segment):
Deferred acquisition costs	$630	$344	$22	$1,140	$697	$1,129
Future policy benefits, losses, claims and loss expenses	5,735	4,641	4,751	3,401	3,453	3,412
Other policy claims and benefits payable	71	64	78	69	53	67
Premium revenue	40	54	3	7	11	42
Net investment income	1,229	1,107	92	174	240	1,005
Benefits, claims, losses and settlement expenses	(1,057)	(423)	(124)	(227)	(20)	(843)
Amortization, interest, and unlocking of deferred acquisition costs	(19)	—	(1)	(33)	(100)	(171)
Acquisition and operating expenses, net of deferrals	(330)	(181)	(16)	(51)	(28)	(137)

See Report of Independent Registered Public Accounting Firm.

Schedule IV
FGL HOLDINGS
Reinsurance
(In millions)

For the year ended December 31, 2019	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Life insurance in force	$3,631	$(2,060)	$—	$1,571	—%

Premiums and other considerations:
Traditional life insurance premiums	204	(164)	—	40	—%
Annuity product charges	209	(54)	—	155	—%
Total premiums and other considerations	$413	$(218)	$—	$195	—%

For the year ended December 31, 2018	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Life insurance in force	$3,541	$(2,111)	$1	$1,431	—%

Premiums and other considerations:
Traditional life insurance premiums	223	(169)	—	54	—%
Annuity product charges	237	(57)	—	180	—%
Total premiums and other considerations	$460	$(226)	$—	$234	—%

For the period from December 1 to December 31, 2017	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Life insurance in force	$3,516	$(2,163)	$1	$1,354	—%

Premiums and other considerations:
Traditional life insurance premiums	17	(14)	—	3	—%
Annuity product charges	21	(5)	—	16	—%
Total premiums and other considerations	$38	$(19)	$—	$19	—%

For the period from October 1 to November 30, 2017	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,212	$(2,031)	$—	$1,181	—%

Premiums and other considerations:
Traditional life insurance premiums	36	(29)	—	7	—%
Annuity product charges	44	(10)	—	34	—%
Total premiums and other considerations	$80	$(39)	$—	$41	—%

(Continued)

For the period from October 1 to December 31, 2016 (Unaudited)	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,123	$(2,033)	$—	$1,090	—%

Premiums and other considerations:
Traditional life insurance premiums	57	(46)	—	11	—%
Annuity product charges	54	(16)	—	38	—%
Total premiums and other considerations	$111	$(62)	$—	$49	—%

For the year ended September 30, 2017	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Predecessor
Life insurance in force	$3,207	$(2,036)	$—	$1,171	—%

Premiums and other considerations:
Traditional life insurance premiums	233	(191)	—	42	—%
Annuity product charges	229	(64)	—	165	—%
Total premiums and other considerations	$462	$(255)	$—	$207	—%

See Report of Independent Registered Public Accounting Firm.