Form 10-Q
period 2020-03-31
FGL Holdings
filed 2020-05-06
CIK 1668428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 4, 2020, there were 221,972,605 ordinary shares, $.0001 par value, issued and outstanding.

FGL HOLDINGS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:	-2
Condensed Consolidated Balance Sheets (unaudited)	-2
Condensed Consolidated Statements of Operations (unaudited)	-3
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)	-4
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)	-5
Condensed Consolidated Statements of Cash Flows (unaudited)	-6
Notes to Unaudited Condensed Consolidated Financial Statements	-7
(1) Basis of Presentation	-7
(2) Significant Accounting Policies and Practices	-7
(3) Significant Risks and Uncertainties	-10
(4) Investments	-13
(5) Derivative Financial Instruments	-27
(6) Fair Value of Financial Instruments	-32
(7) Intangibles	-43
(8) Debt	-44
(9) Equity	-45
(10) Stock Compensation	-46
(11) Income Taxes	-47
(12) Commitments and Contingencies	-48
(13) Reinsurance	-50
(14) Related Party Transactions	-51
(15) Earnings Per Share	-52
(16) Insurance Subsidiary Financial Information and Regulatory Matters	-53
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	-54
Item 3. Quantitative and Qualitative Disclosures about Market Risk	-80
Item 4. Controls and Procedures	-85

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	-86
Item 1A. Risk Factors	-86
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	-88
Item 3. Defaults Upon Senior Securities	-88
Item 4. Mine Safety Disclosures	-88
Item 5. Other Information	-89
Item 6. Exhibits	-90
Signatures	-90

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FGL HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2020 - $22,836; December 31, 2019 - $22,914 and allowance for expected credit losses: March 31, 2020 - $44; December 31, 2019 - $0)	$21,140	$23,726
Equity securities, at fair value (cost: March 31, 2020 - $1,052; December 31, 2019 - $1,069)	915	1,071
Derivative investments, at fair value	188	587
Mortgage loans (allowance for expected credit losses: March 31, 2020 - $12; December 31, 2019 - $0)	1,769	1,267
Other invested assets	1,491	1,303
Total investments	25,503	27,954
Cash and cash equivalents	776	969
Accrued investment income	251	228
Funds withheld for reinsurance receivables, at fair value	2,050	2,172
Reinsurance recoverable (allowance for expected credit losses: March 31, 2020 - $22; December 31, 2019 - $0)	3,186	3,213
Intangibles, net	2,029	1,455
Deferred tax assets, net	264	61
Goodwill	467	467
Other assets	211	195
Total assets	$34,737	$36,714

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$26,226	$25,684
Future policy benefits, including $1,904 and $1,953 at fair value at March 31, 2020 and December 31, 2019, respectively	5,658	5,735
Funds withheld for reinsurance liabilities	821	831
Liability for policy and contract claims	73	71
Debt	543	542
Other liabilities	944	1,108
Total liabilities	34,265	33,971

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.0001 par value, 100,000,000 shares authorized, 437,841 and 429,789 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	—	—
Common stock ($.0001 par value, 800,000,000 shares authorized, 221,972,605 and 221,807,598 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	2,041	2,031
Retained earnings (Accumulated deficit)	(72)	300
Accumulated other comprehensive income (loss)	(1,428)	481
Treasury stock, at cost (8,652,400 shares at March 31, 2020 and December 31, 2019)	(69)	(69)
Total shareholders' equity	472	2,743
Total liabilities and shareholders' equity	$34,737	$36,714

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Revenues:
Premiums	$10	$16
Net investment income	317	289
Net investment gains (losses)	(692)	240
Insurance and investment product fees and other	30	55
Total revenues	(335)	600
Benefits and expenses:
Benefits and other changes in policy reserves	(41)	339
Acquisition and operating expenses, net of deferrals	96	44
Amortization of intangibles	(61)	29
Total benefits and expenses	(6)	412
Operating income (loss)	(329)	188
Interest expense	(8)	(8)
Income (loss) before income taxes	(337)	180
Income tax (expense) benefit	(1)	(9)
Net income (loss)	$(338)	$171
Less Preferred stock dividend	8	8
Net income (loss) available to common shareholders	$(346)	$163

Net income (loss) per common share:
Basic	$(1.62)	$0.74
Diluted	$(1.62)	$0.74
Weighted average common shares used in computing net income (loss) per common share:
Basic	213,155,198	219,645,679
Diluted	213,155,198	219,681,679

Cash dividend per common share	$0.01	$0.01

Supplemental disclosures
Total other-than-temporary impairments	$—	$(2)
Gains (losses) on derivatives and embedded derivatives	(523)	164
Other investment gains (losses)	(121)	78
Change in allowance for expected credit losses	(48)	—
Total net investment gains (losses)	$(692)	$240

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Net income (loss)	$(338)	$171

Other comprehensive income (loss):
Change in unrealized gains/losses on investments, net of adjustments to intangible assets and unearned revenue	(2,115)	779
Changes in deferred income tax asset/liability	200	(55)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	6	(3)

Net changes to derive comprehensive income (loss) for the period	(1,909)	721
Comprehensive income (loss), net of tax	$(2,247)	$892

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2019	$—	$—	$2,031	$300	$481	$(69)	$2,743
Dividends
Preferred stock (paid in kind)	—	—	8	(8)	—	—	—
Common stock ($0.01/share)	—	—	—	(2)	—	—	(2)
Net income (loss)	—	—	—	(338)	—	—	(338)
Unrealized investment gains (losses), net	—	—	—	—	(1,915)	—	(1,915)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	6	—	6
Cumulative effect of changes in accounting principles	—	—	—	(24)	—	—	(24)
Stock-based compensation	—	—	2	—	—	—	2
Balance, March 31, 2020	$—	$—	$2,041	$(72)	$(1,428)	$(69)	$472

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2018	$—	$—	$1,998	$(167)	$(937)	$(4)	$890
Dividends
Preferred stock (paid in kind)	—	—	8	(8)	—	—	—
Common stock ($0.01/share)	—	—	—	(2)	—	—	(2)
Net income (loss)	—	—	—	171	—	—	171
Unrealized investment gains (losses), net	—	—	—	—	724	—	724
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	1	—	—	—	1
Balance, March 31, 2019	$—	$—	$2,007	$(6)	$(216)	$(4)	$1,781

See accompanying notes to unaudited condensed consolidated financial statements.

FGL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(338)	$171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	3	1
Amortization	10	4
Deferred income taxes	4	5
Interest credited/index credits to contractholder account balances	31	308
Net recognized (gains) losses on investments and derivatives	692	(240)
Charges assessed to contractholders for mortality and administration	(38)	(32)
Intangibles, net	(180)	(90)
Changes in operating assets and liabilities:
Reinsurance recoverable	(15)	(16)
Future policy benefits reflected in net income (loss)	(71)	36
Funds withheld for reinsurers	(98)	(129)
Collateral (returned) posted	(272)	141
Other assets and other liabilities	7	(63)
Net cash provided by (used in) operating activities	(265)	96
Cash flows from investing activities:
Proceeds from fixed maturity securities, available-for-sale investments sold, matured or repaid	845	962
Proceeds from derivatives instruments and other invested assets	136	44
Proceeds from mortgage loans	81	4
Costs of fixed matuirty securities, available-for-sale investments	(675)	(421)
Costs of derivatives instruments and other invested assets	(309)	(172)
Costs of mortgage loans	(596)	(12)
Capital expenditures	(3)	(1)
Net cash provided by (used in) investing activities	(521)	404
Cash flows from financing activities:
Treasury stock	—	(30)
Common stock dividends paid	(2)	(2)
Contractholder account deposits	1,113	1,225
Contractholder account withdrawals	(518)	(907)
Net cash provided by (used in) financing activities	593	286
Change in cash and cash equivalents	(193)	786
Cash and cash equivalents, beginning of period	969	571
Cash and cash equivalents, end of period	$776	$1,357

Supplemental disclosures of cash flow information:
Income taxes (refunded) paid	$—	$(1)
Deferred sales inducements	$27	$35

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
On February 7, 2020, FGL Holdings and Fidelity National Financial, Inc. (NYSE: FNF) (“FNF”) entered into a merger agreement pursuant to which FNF will acquire FGL Holdings for $12.50 per share, representing an equity value of approximately $2.7 billion. Under the terms of the merger agreement, holders of FGL Holdings' ordinary shares (other than FNF and its subsidiaries) may elect to receive either (i) $12.50 per share in cash or (ii) 0.2558 of a share of FNF common stock for each ordinary share of FGL Holdings they own. This is subject to an election and proration mechanism such that the aggregate consideration paid to such holders of FGL Holdings' ordinary shares will consist of approximately 60% cash and 40% FNF common stock. The transaction is expected to close in the second or third quarter of 2020, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approval by FGL Holdings shareholders.
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X, consisting of normal recurring items considered necessary for a fair statement of the results for the interim periods presented. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company's 2019 Form 10-K, should be read in connection with the reading of these interim unaudited condensed consolidated financial statements.
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.  Amounts reclassified out of other comprehensive income are reflected in net investment gains (losses) in the unaudited Condensed Consolidated Statements of Operations.
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
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our unaudited condensed consolidated financial statements. See "Note 4. Investments" to the Company’s unaudited condensed consolidated financial statements for additional information on VIEs.

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
The Company adopted this standard on January 1, 2020, and it did not impact its unaudited condensed consolidated financial statements.
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

•
entities must disclose changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, or other quantitative information in lieu of weighted average if the entity determines such information would be more reasonable and rational

•
entities are no longer required to disclose the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements

The Company adopted this standard on January 1, 2020, and it had an immaterial impact on its unaudited condensed consolidated financial statements.
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
The Company adopted this standard on January 1, 2020, and it did not impact its unaudited condensed consolidated financial statements.

New Credit Loss Standard
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments, effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Since its release, certain targeted improvements and transition relief amendments have been made to ASU 2016-13 and have been published in ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11. Collectively, these ASUs changed the accounting for impairment of most financial assets and certain other instruments in the following ways:

•
financial assets (or a group of financial assets) measured at amortized cost are required to be presented at the net amount expected to be collected, with an allowance for expected credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•
credit losses relating to available-for-sale ("AFS") fixed maturity securities generally are recorded through an allowance for expected credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for expected credit losses for AFS fixed maturity securities is limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•
the income statement reflects the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

The Company adopted this standard effective January 1, 2020 using a modified-retrospective approach, as required. As a result of adoption, the Company recorded a cumulative-effect adjustment, which decreased retained earnings by $24, net of tax. We recorded offsetting increases to the allowance for expected credit losses for mortgage loans and reinsurance recoverables and a decrease for deferred tax impacts. Refer to Note 4. "Investments" and Note 13. "Reinsurance" for additional information.
Future Accounting Pronouncements
Long-Duration Insurance Contracts
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
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, effective for the fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. Under this update:

•
accounting for income taxes is simplified by removing certain exceptions, including exceptions related to the incremental approach for intraperiod tax allocation, calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences

•	the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill and enacted changes in tax laws or rates has been clarified

•
the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements is not required to be allocated, although the entity may elect to do so

The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. The Company does not currently expect to early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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

Concentrations of Financial Instruments
As of March 31, 2020 and December 31, 2019, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the Banking industry with a fair value of $2,216 or 9% and $2,414 or 9%, respectively, of the invested assets portfolio and an amortized cost of $2,270 and $2,325, respectively. As of March 31, 2020, the Company’s holdings in this industry include investments in 101 different issuers with the top ten investments accounting for 38% of the total holdings in this industry. As of March 31, 2020 the Company had eighty-six investments in issuers that exceeded 10% of shareholders' equity; the top ten being HP Enterprise Co., HSBC Holdings, Metropolitan Transportation Authority (NY), Verizon Communications Inc., Prudential Financial Inc, AT&T Inc, Nationwide Mutual Insurance Company, CVI CVF III Master Fund II LL, Electricite De France and Blackstone Div Alt Issr. As of December 31, 2019, the Company had no investments in issuers that exceeded 10% of shareholders' equity. The increase in investments that exceed 10% of shareholders' equity is due to the significant increase in unrealized losses on fixed maturity securities investments during the three months ended March 31, 2020 and the resulting decrease in shareholders' equity. The Company's largest concentration in any single issuer was HP Enterprise Co with a total fair value of $123 or 1% of the invested assets portfolio as of March 31, 2020, and HSBC Holdings, with a total fair value of $132 or 1% of the invested assets portfolio as of December 31, 2019.
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
The Company is closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions may continue or worsen in the near term. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer term-effects the COVID-19 pandemic could have on our business. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may result in policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. If policyholder lapse and surrender rates significantly exceed our expectations, it could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on our sales of new policies. The Company is monitoring the impact of COVID-19 on the Company’s investment portfolio and the potential for ratings changes caused by the sudden slowdown of economic activity. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”) and Kubera Insurance (SAC) Ltd. ("Kubera"), that could have a material impact on the Company’s financial position in the event that either Wilton Re or Kubera fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of March 31, 2020. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of March 31, 2020, the net amount recoverable from Wilton Re was $1,507 and the net amount recoverable from Kubera was $835. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. The Company believes that all amounts due from Wilton Re and Kubera for periodic treaty settlements are collectible as of March 31, 2020.
On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of FGL Insurance, was ordered into receivership for purposes of rehabilitation. As of March 31, 2020, the net amount recoverable from SRUS was $48. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
On July 9, 2019, Pavonia Life Insurance Company of Michigan ("Pavonia"), a Michigan domiciled life, accident, and health insurance company, was placed into rehabilitation.  While the court order indicated that Pavonia had a stable financial condition and lack of non-insurance affiliated investments, the Director of the Michigan Department of Insurance and Financial Services ("MDIFS") has concerns relating to Pavonia's parent company. To insulate Pavonia from its parent until a pending acquisition transaction could be consummated, MDIFS placed Pavonia under supervision and rehabilitation. As of March 31, 2020, the net amount recoverable from Pavonia was $86.  The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.

(4) Investments
The Company’s fixed maturity securities investments have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), and deferred income taxes. The Company's equity securities investments are carried at fair value with unrealized gains and losses included in net income (loss). The Company’s consolidated investments at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,785	$(17)	$26	$(849)	$4,945	$4,945
Commercial mortgage-backed securities	2,848	—	16	(383)	2,481	2,481
Corporates	10,898	(21)	366	(792)	10,451	10,451
Hybrids	976	—	5	(90)	891	891
Municipals	1,270	—	63	(15)	1,318	1,318
Residential mortgage-backed securities	884	(6)	17	(25)	870	870
U.S. Government	40	—	3	—	43	43
Foreign Governments	135	—	7	(1)	141	141
Total available-for-sale securities	22,836	(44)	503	(2,155)	21,140	21,140
Equity securities	1,052		1	(138)	915	915
Derivative investments	380		13	(205)	188	188
Commercial mortgage loans	488	(1)	—	—	507	487
Residential mortgage loans	1,293	(11)	—	—	1,297	1,282
Other invested assets	1,497		—	(6)	1,479	1,491
Total investments	$27,546	$(56)	$517	$(2,504)	$25,526	$25,503

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,720	$51	$(77)	$5,694	$5,694
Commercial mortgage-backed securities	2,788	140	(6)	2,922	2,922
Corporates	11,051	618	(72)	11,597	11,597
Hybrids	983	48	(4)	1,027	1,027
Municipals	1,284	64	(5)	1,343	1,343
Residential mortgage-backed securities	917	40	(3)	954	954
U.S. Government	33	1	—	34	34
Foreign Governments	138	17	—	155	155
Total available-for-sale securities	22,914	979	(167)	23,726	23,726
Equity securities	1,069	19	(17)	1,071	1,071
Derivative investments	336	261	(10)	587	587
Commercial mortgage loans	422	—	—	435	422
Residential mortgage loans	845	—	—	848	845
Other invested assets	1,306	—	(3)	1,288	1,303
Total investments	$26,892	$1,259	$(197)	$27,955	$27,954

Securities held on deposit with various state regulatory authorities had a fair value of $16,337 and $17,591 at March 31, 2020 and December 31, 2019, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the legal reserve.
At March 31, 2020 and December 31, 2019, the Company held no material investments that were non-income producing for a period greater than twelve months.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $1,472 and $1,472 at March 31, 2020 and December 31, 2019, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2020
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$84	$80
Due after one year through five years	915	870
Due after five years through ten years	1,942	1,872
Due after ten years	10,378	10,022
Subtotal	13,319	12,844
Other securities which provide for periodic payments:
Asset-backed securities	5,785	4,945
Commercial mortgage-backed securities	2,848	2,481
Residential mortgage-backed securities	884	870
Subtotal	9,517	8,296
Total fixed maturity available-for-sale securities	$22,836	$21,140

Allowance for Expected Credit Loss
Following the adoption of ASU 2016-13 and the related targeted improvements and transition relief amendments (see Note 2. Significant Accounting Policies and Practices for further details) effective January 1, 2020, the Company regularly reviews AFS securities for declines in fair value that it determines to be credit related. For its fixed maturity AFS securities, the Company generally considers the following in determining whether its unrealized losses are credit related, and if so, the magnitude of the credit loss:

•	The extent to which the fair value is less than the amortized cost basis;

•	The reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening);

•
The financial condition of and near-term prospects of the issuer (including issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength);

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
The Company recognizes an allowance for expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. The Company measures the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e. the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage backed securities as well as variable rate securities. The Company recognizes the expected credit losses in "Net investment gains (losses)" in the unaudited Condensed Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through to net investment income (loss) when collectability concerns arise.
The Company considers the following in determining whether write-offs of a security’s amortized cost is necessary:

•	The Company believes amounts related to securities have become uncollectible; or

•	The Company intends to sell a security; or

•	It is more likely than not that the Company will be required to sell a security prior to recovery.
If the Company intends to sell a fixed maturity AFS security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will write down the security to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying unaudited Condensed Consolidated Statements of Operations. If the Company does not intend to sell a fixed maturity security or it is more likely than not the Company will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believes amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to “Net investment gains (losses)” in the accompanying unaudited Condensed Consolidated Statements of Operations. The remainder of unrealized loss is held in AOCI.

The activity in the allowance for expected credit losses of available-for-sale securities aggregated by investment category were as follows:

	For the quarter ended March 31, 2020
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	Additions (reductions) in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Writeoffs charged against the allowance	Balance at End of Period
Available-for-sale securities
Asset-backed securities	—	(17)	—	—	—	—	—	(17)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Corporates	—	(22)	—	—	—	—	1	(21)
Hybrids	—	—	—	—	—	—	—	—
Municipals	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	(6)	—	—	—	—	—	(6)
US Government	—	—	—	—	—	—	—	—
Foreign Government	—	—	—	—	—	—	—	—
Total available-for-sale securities	$—	$(45)	$—	$—	$—	$—	$1	$(44)
(a) Purchased credit deteriorated financial assets ("PCD")

The fair value and gross unrealized losses of available-for-sale securities, excluding securities in an unrealized losses position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of March 31, 2020, were as follows:

	March 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$2,872	$(518)	$1,322	$(325)	$4,194	$(843)
Commercial mortgage-backed securities	2,073	(378)	13	(5)	2,086	(383)
Corporates	4,691	(644)	239	(144)	4,930	(788)
Hybrids	669	(79)	31	(11)	700	(90)
Municipals	323	(12)	51	(3)	374	(15)
Residential mortgage-backed securities	146	(13)	65	(6)	211	(19)
Foreign Government	33	(1)	—	—	33	(1)
Total available-for-sale securities	$10,807	$(1,645)	$1,721	$(494)	$12,528	$(2,139)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,365
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						294
Total number of available-for-sale securities in an unrealized loss position						1,659

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost as of December 31, 2019, were as follows:

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

The Company determined the significant increase in unrealized losses as of March 31, 2020 was caused by the significant widening of spreads in fixed income markets in response to the economic uncertainty created by the COVID-19 pandemic. These widening spreads were in most cases driven by market illiquidity and perceived increases in credit risk. For securities in an unrealized loss position as of March 31, 2020 and an expected credit loss was not determined, the Company believes that the unrealized loss is being driven by interest rate declines or near-term illiquidity and uncertainty of the impact of COVID-19 on the economy as opposed to issuer specific credit concerns. Specific to asset-backed and mortgage-backed securities for which an expected credit loss was not determined, the effect of any increased expectations of underlying collateral defaults have not risen to the level of impacting the tranches of those securities held by the Company.
Other-Than-Temporary-Impairment
Prior to the adoption of ASC 326 in 2020, the Company evaluated and identified securities for other-than-temporary impairment. For factors considered in evaluating whether a decline in value was other-than-temporary, please refer to “Note 2. Significant Accounting Policies and Practices" to the Company’s 2019 Form 10-K.

The following table breaks out the credit impairment loss type, the associated amortized cost and fair value of the investments at the balance sheet date and non-credit losses in relation to fixed maturity securities and other invested assets held by the Company for the three months ended March 31, 2019:

Three months ended
March 31, 2019
Credit impairment losses in operations	$(2)
Change-of-intent losses in operations	—
Amortized cost	1
Fair value	1
Non-credit losses in other comprehensive income for investments which experienced OTTI	—

Details of OTTI that were recognized in "Net income (loss)" and included in net realized gains on securities were as follows:

Three months ended
March 31, 2019
Corporates	$(2)
Total	$(2)

The following table provides a reconciliation of the beginning and ending balances within AOCI of the non-credit loss portion of impairment on fixed maturity available-for-sale securities held by the Company for the three months ended March 31, 2019:

Three months ended
March 31, 2019
Beginning balance	$—
Increases attributable to credit losses on securities:
OTTI was previously recognized	—
OTTI was not previously recognized	—
Ending balance	$—

Mortgage Loans
The Company's mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% of the Company’s total investments as of March 31, 2020 and December 31, 2019. The Company primarily invests in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$21	4%	$21	5%
Industrial - General	37	8%	37	9%
Industrial - Warehouse	20	4%	20	4%
Multifamily	121	25%	54	13%
Office	142	29%	143	34%
Retail	147	30%	147	35%
Total commercial mortgage loans, gross of valuation allowance	$488	100%	$422	100%
Allowance for expected credit loss	(1)		—
Total commercial mortgage loans	$487		$422

U.S. Region:
East North Central	$64	13%	$64	15%
East South Central	53	11%	19	5%
Middle Atlantic	77	16%	77	18%
Mountain	51	10%	51	12%
New England	4	1%	4	1%
Pacific	112	23%	113	27%
South Atlantic	55	11%	56	13%
West North Central	13	3%	13	3%
West South Central	59	12%	25	6%
Total commercial mortgage loans, gross of valuation allowance	$488	100%	$422	100%
Allowance for expected credit loss	(1)		—
Total commercial mortgage loans	$487		$422

All of the Company's investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at March 31, 2020 and December 31, 2019, as measured at inception of the loans unless otherwise updated.
LTV and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments. We normalize our DSC ratios to a 25-year amortization period for purposes of our general loan allowance evaluation.

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at March 31, 2020 and December 31, 2019:

	Debt-Service Coverage Ratios		Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25
March 31, 2020
LTV Ratios:
Less than 50%	$278	$6	$284	58%	$295	58%
50% to 60%	159	—	159	33%	166	33%
60% to 75%	44	—	44	9%	46	9%
Commercial mortgage loans	$481	$6	$487	100%	$507	100%

December 31, 2019
LTV Ratios:
Less than 50%	$346	$6	$352	83%	$363	83%
50% to 60%	70	—	70	17%	72	17%
Commercial mortgage loans	$416	$6	$422	100%	$435	100%

The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2020 and December 31, 2019, the Company had no CMLs that were delinquent in principal or interest payments.
Allowance for Expected Credit Loss
The Company estimates expected credit losses for their commercial loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans current performance, underlying collateral type, location, contractual life, LTV, and DSC. The model projects losses using a 2 year reasonable and supportable forecast and then reverts over a 3 year period to market-wide historical loss experience. Changes in the Company’s allowance for expected credit losses on commercial mortgage loans are recognized in “Net investment gains (losses)” in the accompanying unaudited Condensed Consolidated Statements of Operations.
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as the Company has a process to write-off interest on loans that enter in to non-accrual status (over 90 days past due).
Prior to adoption of ASC 326 effective January 1, 2020, the Company established a general mortgage loan allowance based upon the underlying risk and quality of the mortgage loan portfolio using DSC ratio and LTV ratio. The Company believed that the LTV ratio was an indicator of the principal recovery risk for loans that default. A higher LTV ratio resulted in a higher allowance. The Company believed that the DSC ratio was an indicator of default risk on loans. A higher DSC ratio resulted in a lower allowance.

Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 5% and 3% of the Company’s total investments as of March 31, 2020 and December 31, 2019. The Company's residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. The Company diversifies its RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables:

	March 31, 2020
US State:	Unpaid Principal Balance	% of Total
California	$236	19%
Florida	206	16%
New Jersey	122	10%
All Other States (a)	704	56%
Total mortgage loans	$1,268	100%
(a) The individual concentration of each state is less than 9% as of March 31, 2020.

	December 31, 2019
US State:	Unpaid Principal Balance	% of Total
California	$167	20%
Florida	141	17%
New Jersey	76	9%
All Other States (a)	447	54%
Total mortgage loans	$831	100%
(a) The individual concentration of each state is less than 9% as of December 31, 2019.

Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. The Company defines non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status which is assessed monthly. The credit quality of RMLs as at March 31, 2020 and December 31, 2019, respectively, was as follows:

	March 31, 2020		December 31, 2019
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$1,282	100%	$843	100%
Non-performing	11	—%	2	—%
Total residential mortgage loans, gross of valuation allowance	$1,293	100%	845	100%
Allowance for expected credit loss	(11)	—%	—	—%
Total residential mortgage loans	$1,282	100%	$845	100%
-22

Loans segregated by risk rating exposure as at March 31, 2020, was as follows:

	March 31, 2020
	Term Loans
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Residential mortgages
Current (less than 30 days past due)	304	671	73	48	63	3	1,162
30-89 days past due	12	100	6	—	2	—	120
Over 90 days past due	—	9	2	—	—	—	11
Total residential mortgages	316	780	81	48	65	3	1,293
Commercial mortgages
Current (less than 30 days past due)	68	—	6	—	11	403	488
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	68	—	6	—	11	403	488

	March 31, 2020
	Term Loans
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Commercial mortgages
LTV
Less than 50%	—	—	6	—	—	278	284
50% to 60%	34	—	—	—	—	125	159
60% to 75%	34	—	—	—	11	—	45
Total commercial mortgages	68	—	6	—	11	403	488
Commercial mortgages
DSCR
Greater than 1.25x	68	—	6	—	11	397	482
1.00x - 1.25x	—	—	—	—	—	6	6
Less than 1.00x	—	—	—	—	—	—	—
Total commercial mortgages	68	—	6	—	11	403	488

Allowance for Expected Credit Loss
The Company estimates expected credit losses for their residential mortgage loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans current performance, underlying collateral type, location, contractual life, LTV, and Debt to Income or FICO. The model projects losses using a 2 year reasonable and supportable forecast and then reverts over a 3 year period to market-wide historical loss experience. Changes in the Company’s allowance for expected credit losses on commercial mortgage loans are recognized in “Net investment gains (losses)” in the accompanying unaudited Condensed Consolidated Statements of Operations.

	Residential Mortgage Loans	Commercial Mortgage Loans	Total
Balance as at January 1, 2020	7	1	8
(Reversal of) provision for loan losses	4	—	4
Balance as at March 31, 2020	11	1	12

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as the Company has a process to write-off interest on loans that enter in to non-accrual status (over 90 days past due).

March 31, 2020
Residential Mortgage Loans	11
Commercial Mortgage Loans	—
Total loans that are 90 days or more past due and still accruing	11

Net Investment Income
The major sources of “Net investment income” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Fixed maturity securities, available-for-sale	$258	$265
Equity securities	14	21
Mortgage loans	21	7
Invested cash and short-term investments	4	3
Funds withheld	22	8
Limited partnerships	25	8
Other investments	6	5
Gross investment income	350	317
Investment expense	(33)	(28)
Net investment income	$317	$289

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Net realized gains (losses) on fixed maturity available-for-sale securities	$21	$(3)
Net realized/unrealized gains (losses) on equity securities	(135)	78
Realized gains (losses) on other invested assets	(7)	1
Change in allowance for expected credit losses	(48)	—
Derivatives, embedded derivatives and financial instruments under fair value option:
Realized gains (losses) on certain derivative instruments	38	(26)
Unrealized gains (losses) on certain derivative instruments	(396)	190
Change in fair value of reinsurance related embedded derivatives and change in fair value of funds withheld for reinsurance receivables, held at fair value (a)	(161)	(3)
Change in fair value of other derivatives and embedded derivatives	(4)	3
Realized gains (losses) on derivatives and embedded derivatives	(523)	164
Net investment gains (losses)	$(692)	$240
(a) Change in fair value of reinsurance related embedded derivatives is due to F&G Re and FSRC unaffiliated third party business under the fair value option election, and activity related to the FGL Insurance and Kubera reinsurance treaty.

The Company's adoption of ASU 2016-13 had a $(48) impact on pre-tax net income (loss), or $(0.23) per common share, for the three months ended March 31, 2020.
The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Proceeds	$462	$474
Gross gains	16	5
Gross losses	(3)	(10)

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
The Company has concluded it is the primary beneficiary of BIS Co-Invest Fund II L.P (“Co-Invest II”). The primary beneficiary conclusion was drawn given the fact that substantially all of Co-Invest II’s activities are conducted on behalf of the Company, its sole investor and limited partner. As the Company is considered the primary beneficiary, Co-Invest II is consolidated within the Company’s financial statements. As of March 31, 2020, the Company has $52 of net assets recorded related to Co-Invest II.
The Company previously executed a commitment of $83 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power. The Company had fully funded this commitment as of January 31, 2020. During the quarter ended March 31, 2020, the BDC was listed on the NASDAQ.
The Company invests in various limited partnerships as a passive investor. These investments are in credit funds with a bias towards current income, real assets, or private equity. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s unaudited Condensed Consolidated Balance Sheets. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's unaudited Condensed Consolidated Balance Sheets in addition to any required unfunded commitments. As of March 31, 2020, the Company's maximum exposure to loss was $1,066 in recorded carrying value and $1,252 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	March 31, 2020	December 31, 2019
Assets:
Derivative investments:
Call options	$188	$587
Other Invested Assets:
Other embedded derivatives	17	21
Funds withheld:
Call options	1	3
	$206	$611

Liabilities:
Contractholder funds:
FIA embedded derivative	$3,303	$3,235
Other liabilities:
Futures contracts	2	—
Reinsurance related embedded derivative	(18)	33
Preferred shares reimbursement feature embedded derivative	37	16
	$3,324	$3,284

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Net investment gains (losses):
Call options	$(360)	$154
Futures contracts	—	8
Foreign currency forward	2	2
Other derivatives and embedded derivatives	(4)	3
Reinsurance related embedded derivatives	(161)	(3)
Total net investment gains (losses)	$(523)	$164

Benefits and other changes in policy reserves:
FIA embedded derivatives	$68	$244

Acquisition and operating expenses, net of deferrals:
Preferred shares reimbursement feature embedded derivative	$21	$(2)

Additional Disclosures
Other Derivatives and Embedded Derivatives
The Company holds a fund-linked note issued by Nomura International Funding Pte. Ltd with a face value of $35. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund"), which was based on the actual return of the fund. At March 31, 2020, the fair value of the fund-linked note and embedded derivative were $29 and $17, respectively. At December 31, 2019, the fair value of the fund-linked note and embedded derivative were $29 and $21, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
Fixed Index Annuity ("FIA") Embedded Derivative and Call Options and Futures
The Company has FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the unaudited Condensed Consolidated Statements of Operations. See a description of the fair value methodology used in "Note 6. Fair Value of Financial Instruments".
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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2020
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$2,583	$7	$—	$7
Deutsche Bank	BBB/A3/BBB+	35	2	1	1
Morgan Stanley	*/A1/A+	2,162	8	9	—
Barclay's Bank	A+/A1/A	4,521	115	110	5
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,727	31	25	6
Wells Fargo	A+/A2/A-	2,558	21	26	—
Goldman Sachs	A/A3/BBB+	1,112	5	3	2
Total		$15,698	$189	$174	$21

		December 31, 2019
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A+/*/A+	$2,718	$88	$43	$45
Deutsche Bank	BBB/A3/BBB+	157	7	7	—
Morgan Stanley	*/A1/A+	2,053	66	65	1
Barclay's Bank	A+/A2/A	4,290	211	193	18
Canadian Imperial Bank of Commerce	*/Aa2/A+	2,691	106	74	32
Wells Fargo	A+/A2/A-	2,165	81	80	1
Goldman Sachs	A/A3/BBB+	1,065	31	27	4
Total		$15,139	$590	$489	$101
(a) An * represents credit ratings that were not available.

Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company's current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of March 31, 2020 and December 31, 2019, counterparties posted $174 and $489 of collateral, respectively, of which $174 and $446 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the unaudited Condensed Consolidated Balance Sheets. The remaining $0 and $43 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, respectively. This collateral generally consists of U.S. treasury bonds and mortgage-backed securities. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $21 and $101 at March 31, 2020 and December 31, 2019, respectively.
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes.  The Company reinvests derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products which are included in "Cash and cash equivalents" in the accompanying unaudited Condensed Consolidated Balance Sheets.
The Company held 379 and 879 futures contracts at March 31, 2020 and December 31, 2019, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 and $5 at March 31, 2020 and December 31, 2019, respectively.
Preferred Equity Remarketing Reimbursement Embedded Derivative Liability
On November 30, 2017 the Company issued 275,000 Series A cumulative preferred shares and 100,000 Series B cumulative preferred shares (together the “Preferred Shares”). The Preferred Shares do not have a maturity date and are non-callable for the first five years. From and after November 30, 2022, the original holders of the Preferred Shares may request and thus require, the Company (subject to customary blackout provisions) to remarket the Preferred Shares on their existing terms. If the remarketing is successful and the original holders elect to sell their preferred shares at the remarketed price and proceeds from such sale are less than the outstanding balance of the applicable shares (including dividends paid in kind and accumulated but unpaid dividends), the Company will be required to reimburse the sellers, up to a maximum of 10% of the par value of the originally issued preferred shares (including dividends paid in kind and accumulated but unpaid dividends) with such amount payable either in cash, ordinary shares, or any combination thereof, at the Company's option (the “Reimbursement Feature”). The Reimbursement Feature represents an embedded derivative that is not clearly and closely related to the preferred stock host and must be bifurcated. The Reimbursement Feature liability is held at fair value within “Other liabilities” in the accompanying unaudited Condensed Consolidated Balance Sheets and it is determined using a Black Derman Toy model incorporating among other things the paid in kind dividend coupon rate and the Company’s call option. Changes in fair value of this derivative are recognized within “Acquisition and operating expenses, net of deferrals” in the accompanying unaudited Condensed Consolidated Statements of Operations.

Reinsurance Related Embedded Derivatives
FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGA and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. This arrangement creates an obligation for FGL Insurance to pay Kubera at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets” if in a net gain position, or “Other liabilities”, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains (losses)” on the unaudited Condensed Consolidated Statements of Operations.

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

	March 31, 2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$776	$—	$—	$776	$776
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,183	762	4,945	4,945
Commercial mortgage-backed securities	—	2,456	25	2,481	2,481
Corporates	—	9,252	1,199	10,451	10,451
Hybrids	267	621	3	891	891
Municipals	—	1,279	39	1,318	1,318
Residential mortgage-backed securities	—	363	507	870	870
U.S. Government	37	6	—	43	43
Foreign Governments	—	125	16	141	141
Equity securities	365	549	1	915	915
Derivative investments	—	188	—	188	188
Other invested assets	—	—	40	40	40
Funds withheld for reinsurance receivables, at fair value	289	1,761	—	2,050	2,050
Total financial assets at fair value	$1,734	$20,783	$2,592	$25,109	$25,109
Liabilities
Fair value of future policy benefits	—	—	1,904	1,904	1,904
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,303	3,303	3,303
Reinsurance related embedded derivative, included in other liabilities	—	(18)	—	(18)	(18)
Derivative instruments - futures contracts	2	—	—	2	2
Preferred shares reimbursement feature embedded derivative	—	—	37	37	37
Total financial liabilities at fair value	$2	$(18)	$5,244	$5,228	$5,228

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$969	$—	$—	$969	$969
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,866	828	5,694	5,694
Commercial mortgage-backed securities	—	2,895	27	2,922	2,922
Corporates	—	10,305	1,292	11,597	11,597
Hybrids	299	718	10	1,027	1,027
Municipals	—	1,301	42	1,343	1,343
Residential mortgage-backed securities	—	408	546	954	954
U.S. Government	28	6	—	34	34
Foreign Governments	—	137	18	155	155
Equity securities	387	614	1	1,002	1,002
Derivative investments	—	587	—	587	587
Other invested assets	—	—	46	46	46
Funds withheld for reinsurance receivables, at fair value	314	1,856	1	2,171	2,171
Total financial assets at fair value	$1,997	$23,693	$2,811	$28,501	$28,501
Liabilities
Fair value of future policy benefits	—	—	1,953	1,953	1,953
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,235	3,235	3,235
Reinsurance related embedded derivative, included in other liabilities	—	33	—	33	33
Preferred shares reimbursement feature embedded derivative	—	—	16	16	16
Total financial liabilities at fair value	$—	$33	$5,204	$5,237	$5,237

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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier, and non-performance spread. The mortality multiplier at March 31, 2020 and December 31, 2019 was applied to the Annuity 2000 mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the reinsurance-related embedded derivative in the funds withheld reinsurance agreement with Kubera is estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2.
The fair value of the Reimbursement Feature is determined using a Black Derman Toy model, incorporating the paid in kind dividend coupon, the Company's redemption option and the preferred shareholder's remarketing feature. The remarketing feature allows the shareholder to put the preferred shares to the Company for a value of par after five years and, if after a successful remarketing event the amount is less than 90% par, up to a maximum of 10% of liquidation price defined. Fair value of this derivative increased $21 during the three months ended March 31, 2020, due primarily to changes in the credit spread applied in the discount rate.
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
The significant unobservable inputs used in the fair value measurement of the FSRC and F&G Re future policy benefit liability are undiscounted cash flows, non-performance risk spread and risk margin to reflect uncertainty.  Undiscounted cash flows used in our March 31, 2020 discounted cash flow model equaled $(263).  Increases or decreases in non-performance risk spread and risk margin to reflect uncertainty would result in a lower or higher fair value measurement, respectively.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2020 and December 31, 2019, are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	March 31, 2020			March 31, 2020
Assets
Asset-backed securities	$624	Broker-quoted	Offered quotes	91.53% - 112.18% (97.88%)
Asset-backed securities	138	Third-Party Valuation	Offered quotes	0.00% - 105.02% (71.27%)
Commercial mortgage-backed securities	25	Broker-quoted	Offered quotes	84.49% - 119.30% (118.31%)
Corporates	293	Broker-quoted	Offered quotes	82.38% - 102.13% (95.47%)
Corporates	906	Third-Party Valuation	Offered quotes	59.84% - 116.89% (99.21%)
Hybrids	3	Third-Party Valuation	Offered quotes	100.80% - 100.80% (100.80%)
Municipals	39	Third-Party Valuation	Offered quotes	118.01% - 118.01% (118.01%)
Residential mortgage-backed securities	500	Broker-quoted	Offered quotes	0.00% - 103.20% (103.20%)
Residential mortgage-backed securities	7	Third-Party Valuation	Offered quotes	95.61% - 95.61% (95.61%)
Foreign governments	16	Third-Party Valuation	Offered quotes	102.02% - 102.85% (102.28%)
Equity securities (Salus preferred equity)	1	Income-Approach	Yield	2.33%
Other Invested Assets:
Available-for-sale embedded derivative (AnchorPath)	17	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$2,592
Liabilities
Future policy benefits	1,904	Discounted cash flow	Market value of option	0.00% - 5.37% (1.13%)
			Mortality multiplier	80.00% - 120.00% (95.82%)
			Surrender rates	0.50% - 55.00% (21.06%)
			Partial withdrawals	0.00% - 4.00% (2.15%)
			Non-performance spread	0.00% - 0.17% (0.07%)
			Option cost	0.00% - 5.00% (1.34%)
			Risk margin to reflect uncertainty	0.31% - 0.96% (0.40%)
			Morbidity risk margin	0.00% - 2.00% (0.07%)
Derivatives:
FIA embedded derivatives included in contractholder funds	3,303	Discounted cash flow	Market value of option	0.00% - 26.37% (1.12%)
			SWAP rates	0.52% - 0.72% (0.62%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.66%)
			Partial withdrawals	2.00% - 3.50% (2.53%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Option cost	0.09% - 16.61% (2.14%)
Preferred shares reimbursement feature embedded derivative	37	Black Derman Toy model	Credit Spread	7.51%
			Yield Volatility	20%

Total financial liabilities at fair value	$5,244

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2019			December 31, 2019
Assets
Asset-backed securities	$801	Broker-quoted	Offered quotes	98.65% - 119.35% (102.02%)
Asset-backed securities	27	Third-Party Valuation	Offered quotes	0.00% - 99.43% (35.96%)
Commercial mortgage-backed securities	27	Broker-quoted	Offered quotes	100.15% - 127.60% (126.82%)
Corporates	346	Broker-quoted	Offered quotes	83.51% - 106.73% (99.56%)
Corporates	946	Third-Party Valuation	Offered quotes	98.58% - 119.44% (105.06%)
Hybrids	10	Third-Party Valuation	Offered quotes	104.72% - 104.72% (104.72%)
Municipals	42	Third-Party Valuation	Offered quotes	127.68% - 127.68% (127.68%)
Residential mortgage-backed securities	546	Broker-quoted	Offered quotes	0.00% - 106.50% (106.28%)
Foreign governments	18	Third-Party Valuation	Offered quotes	110.12% - 118.09% (112.61%)
Equity securities (Salus preferred equity)	1	Income-Approach	Yield	2.47%
Other Invested Assets:
Available-for-sale embedded derivative (AnchorPath)	21	Black Scholes model	Market value of AnchorPath fund	100.00%
Credit Linked Note	25	Broker-quoted	Offered quotes	100.00%
Funds withheld for reinsurance receivables at fair value	1	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$2,811
Liabilities
Future policy benefits	1,953	Discounted cash flow	Market value of option	0.00% - 11.20% (2.50%)
			Mortality multiplier	80.00% - 120.00% (95.46%)
			Surrender rates	0.00% - 55.00% (21.18%)
			Partial withdrawals	0.00% - 4.00% (2.28%)
			Non-performance spread	0.00% - 0.08% (0.03%)
			Option cost	0.00% - 5.02% (1.28%)
			Risk margin to reflect uncertainty	0.23% - 0.96% (0.34%)
			Morbidity risk margin	0.00% - 2.00% (0.07%)
Derivatives:
FIA embedded derivatives included in contractholder funds	3,235	Discounted cash flow	Market value of option	0.00% - 32.54% (3.64%)
			SWAP rates	1.73% - 1.90% (1.81%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (5.64%)
			Partial withdrawals	2.00% - 3.50% (2.53%)
			Non-performance spread	0.25% - 0.25% (0.25%)

			Option cost	0.18% - 16.61% (2.12%)
Preferred shares reimbursement feature embedded derivative	16	Black Derman Toy model	Credit Spread	3.81%
			Yield Volatility	20%
Total financial liabilities at fair value	$5,204

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2020 and 2019, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2020
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$828	$(2)	$(34)	$147	$—	$(158)	$(19)	$762	$(34)
Commercial mortgage-backed securities	27	—	(2)	—	—	—	—	25	(2)
Corporates	1,292	—	(73)	1	—	(21)	—	1,199	(73)
Hybrids	10	—	(1)	—	—	(6)	—	3	(1)
Municipals	42	—	(3)	—	—	—	—	39	(3)
Residential mortgage-backed securities	546	—	(17)	5	—	(21)	(6)	507	(17)
Foreign Governments	18	—	(2)	—	—	—	—	16	(2)
Equity securities	1	—	—	—	—	—	—	1	—
Other invested assets:
Available-for-sale embedded derivative	21	(4)	—	—	—	—	—	17	—
Credit linked note	25	—	(2)	—	—	—	—	23	—
Funds withheld for reinsurance receivables, at fair value	1	—	—	—	—	—	(1)	—	—
Total assets at Level 3 fair value	$2,811	$(6)	$(134)	$153	$—	$(206)	$(26)	$2,592	(132)
Liabilities
Future policy benefits	$1,953	$(100)	$(3)	$—	$—	$54	$—	$1,904	$—
FIA embedded derivatives, included in contractholder funds	3,235	279	—	140	(47)	(304)	—	3,303	—
Preferred shares reimbursement feature embedded derivative	16	21						37	—
Total liabilities at Level 3 fair value	$5,204	$200	$(3)	$140	$(47)	$(250)	$—	$5,244	$—

(a) The net transfers out of Level 3 during the three months ended March 31, 2020 were exclusively to Level 2.

	Three months ended March 31, 2019
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$444	$—	$5	$114	$—	$(31)	$(24)	$508
Commercial mortgage-backed securities	67	—	2	—	—	(1)	—	68
Corporates	1,231	(1)	24	—	(21)	(35)	11	1,209
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	1	—	—	—	—	38
Residential mortgage-backed securities	614	—	16	7	—	(18)	—	619
Foreign Governments	16	—	—	—	—	—	—	16
Equity securities	4	—	1	—	—	—	15	20
Other invested assets:
Available-for-sale embedded derivative	14	2	—	—	—	—	—	2
Credit linked note	25	—	—	—	—	—	—	25
Funds withheld for reinsurance receivables, at fair value	4	—	—	5	—	—	(2)	7
Total assets at Level 3 fair value	$2,466	$1	$49	$126	$(21)	$(85)	$—	$2,536
Liabilities
Future policy benefits (FSRC)	$725	$29	$—	$—	$—	$43	$—	$797
FIA embedded derivatives, included in contractholder funds	2,476	59	—	127	(33)	91	—	2,720
Preferred shares reimbursements feature embedded derivative	29	(2)	—	—	—	—	—	27
Total liabilities at Level 3 fair value	$3,230	$86	$—	$127	$(33)	$134	$—	$3,544
(a) The net transfers out of Level 3 during the three months ended March 31, 2019 were exclusively to Level 2.
-39

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

Mortgage Loans
The fair value of mortgage loans is established using a discounted cash flow method based on internal credit rating, maturity and future income. This yield-based approach is sourced from our third-party vendor. The internal ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower, and payment record. The inputs used to measure the fair value of our mortgage loans are classified as Level 3 within the fair value hierarchy.

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

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	March 31, 2020
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$65	$—	$65	$65
Commercial mortgage loans	—	—	507	507	487
Residential mortgage loans	—	—	1,297	1,297	1,282
Policy loans, included in other invested assets	—	—	19	19	29
Affiliated other invested assets	—	—	26	26	28
Company-owned life insurance			264	264	264
Total	$—	$65	$2,113	$2,178	$2,155

Liabilities
Investment contracts, included in contractholder funds	—	—	19,915	19,915	22,923
Debt	—	537	—	537	543
Total	$—	$537	$19,915	$20,452	$23,466

	December 31, 2019
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$62	$—	$62	$62
Commercial mortgage loans	—	—	435	435	422
Residential mortgage loans	—	—	848	848	845
Policy loans, included in other invested assets	—	—	14	14	28
Company-owned life insurance	—	—	129	129	129
Affiliated other invested assets	—	—	28	28	28
Funds withheld for reinsurance receivables, at fair value	—	—	1	1	1
Total	$—	$62	$1,455	$1,517	$1,515

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$19,285	$19,285	$22,449
Debt	—	578	—	578	542
Total	$—	$578	$19,285	$19,863	$22,991

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments are measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies and Practices” to the Company's 2019 Form 10-K.

	Carrying Value After Measurement
	March 31, 2020	December 31, 2019
Equity securities	$—	$69
Limited partnership investment, included in other invested assets	1,065	1,010

For investments for which NAV is used as a practical expedient for fair value, the Company does not have any significant restrictions in their ability to liquidate their positions in these investments, other than obtaining general partner approval, nor does the Company believe it is probable a price less than NAV would be received in the event of a liquidation. Equity method investments are reported on a lag of up to three months for investee information not received sufficiently timely.  For the quarter ended March 31, 2020, the Company received updated NAVs on two investments reported on a lag that showed a decline in valuation of $20 which will be reported in the next quarter period end.
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

(7) Intangibles
A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows:

	VOBA	DAC	DSI	Total
Balance at December 31, 2019	$593	$630	$232	$1,455
Deferrals	—	106	27	133
Amortization	19	25	12	56
Interest	4	5	1	10
Unlocking	(5)	(1)	1	(5)
Adjustment for net unrealized investment (gains) losses	262	79	39	380
Balance at March 31, 2020	$873	$844	$312	$2,029

	VOBA	DAC	DSI	Total
Balance at December 31, 2018	$866	$344	$149	$1,359
Deferrals	—	91	35	126
Amortization	(31)	(3)	(2)	(36)
Interest	4	2	1	7
Unlocking	—	—	—	—
Adjustment for net unrealized investment (gains) losses	(35)	—	—	(35)
Balance at March 31, 2019	$804	$434	$183	$1,421
Amortization of VOBA, DAC, and DSI is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0.05% to 4.01%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2020 and 2019, the VOBA balances included cumulative adjustments for net unrealized investment (gains) losses of $155 and $40, respectively, the DAC balances included cumulative adjustments for net unrealized investment (gains) losses of $9 and $5, respectively, and the DSI balance included net unrealized investment (gains) losses of $10 and $2, respectively.
Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year
2020	63
2021	86
2022	83
2023	74
2024	66
Thereafter	347

The Company had an unearned revenue liability balance of $(87) as of March 31, 2020, including deferrals of $(12), amortization of $(2), interest of $(1), unlocking of $1 and adjustment for net unrealized investment gains (losses) of $(30). The Company had an unearned revenue liability balance of $(39) as of March 31, 2019, including deferrals of $(9), amortization of $2, unlocking of $0 and adjustment for net unrealized investment gains (losses) of $9.

Definite and Indefinite Lived Intangible Assets
Other intangible assets as of March 31, 2020 consist of the following:

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Trade marks / trade names	$16	$4	$12	10
State insurance licenses	6	N/A	6	Indefinite
Total			$18

(8) Debt
The carrying amount of the Company's outstanding debt as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Debt	$543	$542
As of March 31, 2020 and December 31, 2019, the Company had not drawn on the revolving credit facility (the "revolver"), which would have carried interest rates equal to 3.74% and 4.55%, respectively, had we drawn on the revolver. As of March 31, 2020 and December 31, 2019, the amount available to be drawn on the revolver was $250. The revolver has a maturity date of April 2025.
The interest expense for the three months ended March 31, 2020 and 2019 was $8 and $8, respectively.

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
During the three months ended March 31, 2020, the Company did not repurchase any shares under the repurchase program. As of March 31, 2020, the Company had repurchased a total of 8,652 thousand shares for a total cost of $69.
Dividends
The Company declared the following cash dividend to its common shareholders during the three months ended March 31, 2020.

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
February 26, 2020	March 30, 2020	March 16, 2020	222,119	$0.01	$2
On May 6, 2020, the Company's Board of Directors will declare a quarterly cash dividend of $0.01 per share. The dividend will be paid on June 8, 2020 to shareholders of record as of May 26, 2020.
The Company declared the following cash dividend to its common shareholders during the three months ended March 31, 2019.

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
February 27, 2019	April 1, 2019	March 18, 2019	221,661	$0.01	$2

The Company declared the following dividends to its preferred shareholders during the three months ended March 31, 2020:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shares outstanding at date of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 31, 2020	April 1, 2020	March 15, 2020	321	Paid in kind	$—	6
Series B Preferred Shares	March 31, 2020	April 1, 2020	March 15, 2020	117	Paid in kind	$—	2

The Company declared the following dividends to its preferred shareholders during the three months ended March 31, 2019:

Type of Preferred Share	Date Declared	Date Paid	Date Shareholders of record	Shares outstanding at date of record (in thousands)	Method of Payment	Total cash paid	Total shares paid in kind (in thousands)
Series A Preferred Shares	March 29, 2019	April 1, 2019	March 15, 2019	298	Paid in kind	$—	6
Series B Preferred Shares	March 29, 2019	April 1, 2019	March 15, 2019	108	Paid in kind	$—	2

(10) Stock Compensation
On August 8, 2017, the Company adopted a stock-based incentive plan (the “FGL Incentive Plan”) that permits the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing. The Company’s Compensation Committee is authorized to grant up to 15,006 thousand equity awards under the Incentive Plan. At March 31, 2020, 5,714 thousand equity awards are available for future issuance.
FGL Incentive Plan
A summary of the Company’s outstanding stock options as of March 31, 2020, and related activity during the three months ended March 31, 2020, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2019	15,214	$9.30
Granted	—	—
Exercised	—	—
Forfeited or expired	(97)	10.00
Stock options outstanding at March 31, 2020	15,117	9.30
Exercisable at March 31, 2020	1,467	9.31
Vested or projected to vest at March 31, 2020	15,117	9.30
The Company granted 95 thousand restricted shares to directors in the three months ended March 31, 2020. These shares will vest on December 31, 2020. The total fair value of the restricted shares granted in the three months ended March 31, 2020 was $1.
A summary of the Company’s nonvested restricted shares outstanding as of March 31, 2020, and related activity during the three months ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2019	—	$—
Granted	95	10.48
Vested	—	—
Forfeited or expired	—	—
Vested or expected to vest at March 31, 2020	95	10.48
Management Incentive Plan
In the three months ended March 31, 2020, the Company granted 456 thousand phantom units to members of management under a management incentive plan (the "Management Incentive Plan"). The total fair value of the restricted shares granted in the three months ended March 31, 2020 was $5.
The phantom units granted in 2020 vest in three equal installments on each March 15th from 2021 to 2023, subject to awardees continued service with the Company.
At March 31, 2020, the liability for phantom units of $2 was based on the number of units granted, the elapsed portion of the service period and the fair value of the Company’s common stock on that date which was $9.80.

A summary of the Management Incentive Plan nonvested phantom units outstanding as of March 31, 2020, and related activity during the three months ended, is as follows (share amount in thousands):

Phantom units	Shares	Weighted Average Grant Date Fair Value
Phantom units outstanding at December 31, 2019	745	$9.02
Granted	456	10.87
Vested	(123)	9.14
Forfeited or expired	—	—
Phantom units outstanding at March 31, 2020	1,078	9.79
The Company recognized total stock compensation expense related to the FGL Incentive Plan and Management Incentive Plan is as follows:

Three months ended
March 31, 2020
Total stock compensation expense	3
Related tax benefit	1
Net stock compensation expense	$2
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.
Total compensation expense related to the FGL Incentive Plan and Management Incentive Plan not yet recognized as of March 31, 2020 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Incentive Plan	17	3
Management Incentive Plan	10	2
Total unrecognized stock compensation expense	$27	3

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
The provision for income taxes represents federal income taxes. The effective tax rate for the three months ended March 31, 2020 was 0%. The effective tax rate for the three months ended March 31, 2019 was 5%. The effective tax rate on pre-tax income for the three months ended March 31, 2020 differs from the U.S Federal statutory rate for 2020 of 21% primarily due to two factors. First, the Company had substantial losses in jurisdictions that do not impose an income tax. Secondly, a valuation allowance was recorded for FSRC for all of its deferred tax assets. The effective tax rate on pre-tax income for the three months ended March 31, 2019 differed from the U.S. Federal statutory rate for 2019 of 21% primarily due to three factors. First, in 2018, a partial valuation allowance was established against the U.S. Life companies' unrealized loss deferred tax assets because there were not sufficient sources of income to recover those assets. During the first quarter of 2019, the unrealized loss position recovered enough that the valuation allowance was no longer needed and it was released. Secondly, the Company had substantial income in jurisdictions that do not impose an income tax. Thirdly, FSRC had significant income for the period which resulted in a valuation allowance release related to the current period income as FSRC had a full valuation allowance on its deferred tax assets.
On March 27, 2020, President Trump signed into law the CARES Act, which, along with earlier issued IRS guidance, amended many provisions of the Internal Revenue Code of 1986. The CARES Act, among other things, contains numerous provisions which may benefit the Company. A $1 benefit has been recorded for the three months ended March 31, 2020. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
As of March 31, 2020, the Company had a partial valuation allowance of $297 against its deferred tax assets of $561. The valuation allowance is an offset to the non-life companies and FSRC deferred tax assets, and a partial valuation allowance on the unrealized capital losses on the U.S. life insurance subsidiaries. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income that would allow for recognition of any of their deferred tax assets. FSRC incurred a large loss in the current quarter which resulted in a cumulative loss position. The Company does not currently have any tax planning strategies sufficient enough to offset those losses. The Company's U.S. life insurance subsidiaries have sources of capital gain income, but not enough to cover all of its unrealized loss deferred tax assets.
The valuation allowance is reviewed quarterly and will be maintained until there is sufficient positive evidence, if any, to support a release. At each reporting date, management considers new evidence, both positive and negative, that could impact the future realization of deferred tax assets. Management will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.
All other deferred tax assets are more likely than not to be realized based on expectations as to our future taxable income and considering all other available evidence, both positive and negative.
(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of March 31, 2020 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

March 31, 2020
Asset Type
Other invested assets	$1,252
Fixed maturity securities, available-for-sale	111
Other assets	$71
Residential mortgage loans	18
Total	$1,452
As of March 31, 2020, the Company had unfunded commitments in affiliated investments which are included in the table above. See "Note 14. Related Party Transactions" for further information.
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
The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2020, the Company has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.

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
On January 15, 2020, the Court issued the Modified Findings and Order Preliminarily Approving Class Settlement Between Plaintiff and Defendants, Granting Conditional Certification of Settlement Class, Directing Issuance of Notice to the Class, and Setting of Final Approval Hearing ("Preliminary Approval Order"). In preliminarily approving the Class Settlement, the Court also approved the Settlement Schedule that had been filed by Class Counsel on January 10, 2020. After confirmatory discovery, the Court, on April 22, 2020, amended its Preliminary Approval Order and the Settlement Schedule. Final settlement is subject to, among other requirements, final approval by the Court after Court-approved Notice has been provided to the absent members of the putative class. On September 1, 2020, the Court will hold a hearing to determine whether to grant final approval to the settlement.
On April 9, 2020, a complaint was filed in the United States District Court for the District of Delaware against FGL, the members of its board of directors, Fidelity F I Corp. and F II Corp., captioned Sabatini v. FGL Holdings, et al., Case No. 1:20-cv-00495 (D. Del.).  The complaint alleges that the registration statement issued in connection with the proposed merger between FGL and Fidelity omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, rendering the registration statement false and misleading.
Specifically, the complaint alleges that the registration statement failed to disclose material information regarding (i) FGL's financial projections, (ii) Houlihan's fairness opinion analyses (including the selected companies, selected transactions, and discounted cash flow analyses); (iii) purported "conflicts" relating to Houlihan, Credit Suisse and CC Capital Partners; and (iv) whether the confidentiality agreement used during the go-shop period contained a standstill or "don't ask, don't waive" provision.

The complaint seeks an order enjoining the proposed merger unless and until additional disclosures are issued; rescinding the proposed merger, to the extent it closes; awarding damages; awarding costs, including attorneys’ fees, expert fees and expenses; and awarding such other relief as the court deems proper.
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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended
	March 31, 2020		March 31, 2019
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	50	130	57	372
Assumed	—	(115)	—	20
Ceded	(40)	(56)	(41)	(53)
Net	10	(41)	16	339

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the three months ended March 31, 2020 and 2019. The Company did not commute any ceded reinsurance treaties during the three months ended March 31, 2020 or 2019.
The Company estimated $22 of expected credit losses on reinsurance recoverable balances as of January 1, 2020 and recorded that estimate as a reduction to retained earnings as part of the adoption of ASC 326. The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurers credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. During the quarter ended March 31, 2020, the expected credit loss reserve was not adjusted.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer, to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  guaranteed minimum withdrawal benefits "(GMWB)" and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective July 1, 2017, FGL Insurance extended this agreement to include new business issued during 2017. Effective January 1, 2018 FGL Insurance extended this agreement to include new business issued during 2018, and extended the recapture period from 8 to 12 years. Effective January 1, 2019, FGL Insurance extended this agreement to include new business issued during 2019. FGL Insurance incurred risk charge fees of $5 during the three months ended March 31, 2020, in relation to this reinsurance agreement.
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
F&G Reinsurance Companies
FSRC has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company from the coinsurance premium owed to FSRC as collateral for FSRC's payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. FSRC manages the assets supporting the reserves assumed in accordance with the internal investment policy of the ceding companies and applicable law. At March 31, 2020, FSRC had $266 of funds withheld receivables and $263 of insurance reserves related to these reinsurance treaties.
F&G Re has entered into multiple reinsurance agreements on a funds withheld basis with unaffiliated parties. At March 31, 2020, F&G Re had $1,784 of funds withheld receivables and $1,641 of insurance reserves related to these reinsurance treaties.
See a description of FSRC’s and F&G Re's accounting policy for its assumed reinsurance contracts in "Note 2. Significant Accounting Policies and Practices" within the Company's 2019 Form 10-K.
(14) Related Party Transactions
The Company, and certain subsidiaries of the Company, entered into investment management agreements ("IMAs") with Blackstone ISG-I Advisors LLC ("BISGA"), a wholly-owned subsidiary of The Blackstone Group LP ("Blackstone") on December 1, 2017. On December 31, 2019, to be effective as of October 31, 2019, FGL Insurance and certain subsidiaries of the Company entered into amended and restated IMAs (the “Restated IMAs”) with BISGA, pursuant to which BISGA was appointed as investment manager of the Company’s general accounts (the “F&G Accounts”). Pursuant to the terms of the Restated IMAs, BISGA may delegate any or all of its discretionary investment, advisory and other rights, powers, functions and obligations under the Restated IMAs to one or more sub-managers, including its affiliates. BISGA delegated certain investment services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors”), pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors. During the three months ended March 31, 2020, the fees paid to BISGA under the Restated IMAs and the IMAs were approximately $26. As of March 31, 2020 and December 31, 2019, the Company has a net liability of $33 and $47, respectively, for the services consumed under the Restated IMAs, the IMAs and related sub-management agreements, partially offset by fees received and expense reimbursements from BISGA.
During the three months ended March 31, 2020 and 2019, the Company received expense reimbursements from BISGA for the services consumed under these agreements. Fees received for these types of services are $3 and $2 for the three months ended March 31, 2020 and 2019, respectively.
The Company holds certain fixed income security interests, limited partnerships and bank loans issued by portfolio companies that are affiliates of Blackstone Tactical Opportunities, an affiliate of Blackstone Tactical Opportunities LR Associates-B (Cayman) Ltd (the “Blackstone Fixed Income Securities”) both on a direct and indirect basis.  Indirect investments include an investment made in an affiliates’ asset backed fund while direct investments are an investment in affiliates' equity or debt securities.  As of March 31, 2020 and December 31, 2019, the Company held $1,978 and $2,001 in affiliated investments, respectively, which includes foreign exchange unrealized loss of $(5) and $(3), respectively. As of March 31, 2020 and December 31, 2019, the Company had unfunded commitments relating to affiliated investments of $1,042 and $993, respectively.

The Company purchased $103 of residential loans from Finance of America Holdings LLC, a Blackstone affiliate, and $67 of commercial mortgage loans from Blackstone Real Estate Debt Strategies, a Blackstone affiliate, during the three months ended March 31, 2020.
The Company paid-in-kind dividends on preferred shares held by GSO Capital Partners, an indirect wholly owned subsidiary of The Blackstone Group LP, of 6 thousand shares for the three months ended March 31, 2020 and 2019.
The Company had $(3) and no gross realized gains or realized impairment losses on related party investments during the three months ended March 31, 2020 and 2019, respectively.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended
	March 31, 2020	March 31, 2019
Net income (loss)	$(338)	$171
Less Preferred stock dividend	8	8
Net income (loss) available to common shares	(346)	163

Weighted-average common shares outstanding - basic	213,155	219,646
Dilutive effect of unvested restricted stock	—	36
Weighted-average shares outstanding - diluted	213,155	219,682

Net income (loss) per common share:
Basic	$(1.62)	$0.74
Diluted	$(1.62)	$0.74
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL Holdings shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
Under applicable accounting guidance, companies in a loss position are required to use basic weighted average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three months ended March 31, 2020, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of 12 thousand restricted shares and 604 thousand stock options would have been antidilutive to the calculation. If we had not incurred a net loss in the three months ended March 31, 2020, dilutive potential common shares would have been 213,771 thousand.
The calculation of diluted earnings per share for the three months ended March 31, 2020 excludes the incremental effect of 6 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 438 thousand preferred stock shares outstanding as of March 31, 2020 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met. The number of weighted average equivalent shares excluded is 276 thousand shares for the three months ended March 31, 2020.
The calculation of diluted earnings per share for the three months ended March 31, 2019 excludes the incremental effect of 6 million weighted average common stock warrants outstanding due to their anti-dilutive effect. This calculation also excludes the potential dilutive effect of the 406 thousand preferred stock shares outstanding as of March 31, 2019 as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met. The calculation of diluted earnings per share for the three months ended March 31, 2019 excludes the incremental effect related to certain outstanding stock options due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 1,737 shares for the three months ended March 31, 2019.

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
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $13 increase and $110 decrease to statutory capital and surplus at March 31, 2020 and December 31, 2019, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $100 at March 31, 2020 and December 31, 2019.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $1 and $6 at March 31, 2020 and December 31, 2019, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus (deficit) would be $(10) and $(19) as of March 31, 2020 and December 31, 2019, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at March 31, 2020 and December 31, 2019 was $92 and $87, respectively.
As of March 31, 2020, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), which can be found at the U.S. Securities & Exchange Commission's ("SEC's") website, www.sec.gov. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance;

•	concentration in certain states for distribution of our products;

•	the impact of interest rate fluctuations;

•	equity market volatility;

•	credit market volatility or disruption;

•	the impact of credit risk of our counterparties;

•	volatility or decline in the market price of our ordinary shares could impair our ability to raise necessary capital;

•	changes in our assumptions and estimates regarding the amortization of our deferred acquisition costs, deferred sales inducements and value of business acquired balances;

•	changes in our methodologies, estimates and assumptions regarding our valuation of investments and the determinations of the amounts of allowances and impairments;

•	changes in our valuation allowance against our deferred tax assets, and restrictions on our ability to fully utilize such assets;

•	the accuracy of management’s insurance contract reserving assumptions;

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

•
the impact on our business of natural and man-made catastrophes, pandemics, and malicious and terrorist acts; specifically the pandemic caused by the spread of COVID-19, which could have an adverse impact on our financial condition and results of operations and other aspects of our business;

•	our ability to compete in a highly competitive industry;

•	our ability to attract and retain independent marketing organizations (IMOs) and independent agents;

•	our subsidiaries’ ability to pay dividends to us;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of our merger agreement with Fidelity National Financial, Inc. ("FNF");

•	the outcome of any legal proceedings that may be instituted against us or FNF following the announcement of the merger agreement and the transaction contemplated therein;

•	the inability to complete the transactions contemplated by the merger agreement, including due to failure to obtain approval of our shareholders or other conditions to closing in the merger agreement;

•	delays in obtaining or the inability to obtain necessary regulatory approvals (including approval from insurance regulators) required to complete the transaction contemplated by the merger agreement;

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement or could otherwise cause the transaction contemplated by the merger agreement to fail to close;

•	the risk that the transactions contemplated by the merger agreement disrupt our or FNF's current plans and operations as a result of the announcement thereof;

•
the ability to recognize the anticipated benefits of the transactions contemplated by the merger agreement, which may be affected by, among other things, competition, the ability of our and FNF's management to grow and manage their respective business profitability and to retain their key employees;

•	costs related to the transactions contemplated by the merger agreement;

•	changes in applicable laws or regulations;

•	the risk that the transactions contemplated by the merger agreement will not qualify for their intended tax treatment;

•
adverse legal and regulatory developments or determinations or adverse changes in, or interpretations of, U.S. or other foreign laws, rules or regulations, including tax laws, rules and regulations, that could delay or prevent completion of the transactions contemplated by the merger agreement, cause the terms of such transactions to be modified or changed the anticipated tax consequences of such transactions;

•
the possibility that we or FNF may be adversely affected by other economic, business, and/or competitive factors, as well as the impact on the business, operations, results of operations and trading prices of our and FNF's shares arising out of the COVID-19 outbreak; and

•	the other factors discussed in “Risk Factors” of our 2019 Form 10-K and other risks and uncertainties identified in our and FNF's filings with the SEC.
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

Introduction
Management's discussion and analysis reviews our unaudited condensed consolidated financial position at March 31, 2020 (unaudited) and December 31, 2019, and the unaudited condensed consolidated results of operations for the three months ended March 31, 2020 and 2019 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of FGL Holdings (“FGL Holdings,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”), which was included with our audited consolidated financial statements for the year ended December 31, 2019 included within the Company’s 2019 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2019 Form 10-K, which can be found at the SEC website, www.sec.gov.
Basis of Presentation
Our unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report are presented: (i) as of March 31, 2020 and December 31, 2019; and (ii) for the three months ended March 31, 2020 and 2019. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the three months ended March 31, 2020 results compared to the three months ended March 31, 2019 results. We believe this discussion provides helpful information with respect to performance of our business during those respective periods.
Overview
We provide our principal life and annuity products through our insurance subsidiaries - Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"). Our customers range across a variety of age groups and are concentrated in the middle-income market. Our fixed indexed annuities (“FIAs”) provide for pre-retirement wealth accumulation and post-retirement income management. Our indexed universal life products ("IUL") provide wealth protection and transfer opportunities. Life and annuity products are primarily distributed through Independent Marketing Organizations ("IMOs") and independent insurance agents.
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
Market Conditions
Market volatility has affected and may continue to affect our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See "Item 1A. Risk Factors" in this report for further discussion of risk factors that could affect market conditions.
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2020, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for the Company. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $73 billion of sales in 2019. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $4 billion of annual premiums in 2019.

Competition
Please refer to section titled "Competition" in Part I Item 1. Business in our 2019 Form 10-K for discussion on our competition.
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

	Annuity Sales		IUL Sales
(dollars in millions)	2020	2019	2020	2019
First Quarter	$1,045	$1,053	$11	$8

Key Components of Our Historical Results of Operations
Under U.S. GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of deferred acquisition cost (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”), other operating costs and expenses, and income taxes.
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
The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to offset the statutory reserve impact of the index credits due to policyholders under the FIA contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. We attempt to manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
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

Adjusted Operating Income ("AOI") is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income (loss) to eliminate:
(i) the impact of net investment gains/losses, including changes in allowance for expected credit losses and other than temporary impairment ("OTTI") losses recognized in operations, but excluding realized gains and losses on derivatives hedging our indexed annuity policies,
(ii) the impacts related to changes in the fair values of FIA related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impacts of assumed reinsurance by our international subsidiaries,
(iii) the tax effect of affiliated reinsurance embedded derivative,
(iv) the effect of change in fair value of the reinsurance related embedded derivative, and
(v) the effect of integration, merger related & other non-operating items.
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
AOI should not be used as a substitute for net income. However, we believe the adjustments made to net income in order to derive AOI provide an understanding of our overall results of operations. For example, we could have strong operating results in a given period, yet report net income that is materially less, if during such period the fair value of our derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate and non–performance credit spread movements. Similarly, we could also have poor operating results in a given period yet show net income that is materially greater, if during such period the fair value of the derivative assets increases but the embedded derivative liability did not increase in the same proportion as the derivative assets. We hedge our FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Our management and board of directors review AOI and net income as part of their examination of our overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on our net income. Accordingly, our management and board of directors perform a review and analysis of these items, as part of their review of our hedging results each period.
The adjustments to net income are net of intangibles amortization, as appropriate. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates and non–performance credit spreads used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates adjusted for our non–performance as of the reporting date. The impact of the change in fair values of FIA-related derivatives, embedded derivatives and hedging costs has been removed from net income in calculating AOI.
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

Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three months ended March 31, 2020, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2019 Form 10-K as filed with the SEC, outside of the adoption of ASC 326. For further details, refer to Note 2. "Significant Accounting Policies and Practices" and Note 4. "Investments" within Part I Item 1.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our unaudited condensed consolidated financial statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following table sets forth the unaudited condensed consolidated results of operations for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Revenues:
Premiums	$10	$16	$(6)
Net investment income	317	289	28
Net investment gains (losses)	(692)	240	(932)
Insurance and investment product fees and other	30	55	(25)
Total revenues	(335)	600	(935)
Benefits and expenses:
Benefits and other changes in policy reserves	(41)	339	(380)
Acquisition and operating expenses, net of deferrals	96	44	52
Amortization of intangibles	(61)	29	(90)
Total benefits and expenses	(6)	412	(418)
Operating income (loss)	(329)	188	(517)
Interest expense	(8)	(8)	—
Income (loss) before income taxes	(337)	180	(517)
Income tax (expense) benefit	(1)	(9)	8
Net income (loss)	$(338)	$171	$(509)
Less Preferred stock dividend	8	8	—
Net income (loss) available to common shareholders	$(346)	$163	$(509)
The following table summarizes sales by product type for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Fixed index annuities ("FIA")	$831	$668	$163
Fixed rate annuities ("MYGA")	114	280	(166)
Institutional spread based	100	105	(5)
Total annuity	$1,045	$1,053	$(8)

Index universal life ("IUL")	$11	$8	$3

Flow reinsurance	$122	$60	$62

•	FIA sales during the three months ended March 31, 2020 compared to 2019 reflect disciplined pricing to achieve profit and capital targets and reflect the Company’s growth strategy.

•	MYGA sales during the three months ended March 31, 2020 compared to 2019 were driven by lower interest rates in the current year.

•	Institutional spread based products reflect funding agreements with Federal Home Loan Bank, under an investment strategy that is subject to fluctuation period to period.

•	The increase in flow reinsurance for the three months ended March 31, 2020 compared to 2019 reflects F&G Re's assumed third party flow reinsurance.

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

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Traditional life insurance	$6	$8	$(2)
Life-contingent immediate annuity	4	8	(4)
Premiums	$10	$16	$(6)

•	Traditional life insurance premiums for the three months ended March 31, 2020 reflect a decrease compared to March 31, 2019 due to the maturing of the return of premium block of business.

•
Immediate annuity premiums for the three months ended March 31, 2020 reflect a decrease as a result of policyholder behavior for annuitizations as well as FGL Insurance's additional reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera"), effective June 30, 2019.

Net investment income
Below is a summary of net investment income ("NII") for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Fixed maturity securities, available-for-sale	$258	$265	$(7)
Equity securities	14	21	(7)
Mortgage loans	21	7	14
Invested cash and short-term investments	4	3	1
Funds withheld	22	8	14
Limited partnerships	25	8	17
Other investments	6	5	1
Gross investment income	350	317	33
Investment expense	(33)	(28)	(5)
Net investment income	$317	$289	$28
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Yield on AAUM (at amortized cost)	4.38%	4.47%	(0.09)%
Less: Interest credited and option cost	(2.14)%	(2.30)%	0.16%
Net investment spread	2.24%	2.17%	0.07%
AAUM	$28,924	$25,862	$3,062

•
The increase in AAUM from March 31, 2019 to March 31, 2020 is primarily the result of $2.4 billion net new business asset flows and an offshore $0.9 billion assumed third-party block reinsurance transaction in April 2019, partially offset by $0.2 billion reinsurance cession to Kubera in June 2019.

•
The 10% increase in NII from the three months ended March 31, 2019 to the three months ended March 31, 2020 was primarily as a result of invested asset growth and net portfolio reposition uplift, partially offset by lower floating rate income and higher planned investment expense.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$(121)	$76	$(197)
Change in allowance for expected credit losses	(48)	—	(48)
Net realized and unrealized gains (losses) on certain derivatives instruments	(358)	164	(522)
Change in fair value of reinsurance related embedded derivatives	(161)	(3)	(158)
Change in fair value of other derivatives and embedded derivatives	(4)	3	(7)
Net investment gains (losses)	$(692)	$240	$(932)

•
For the three months ended March 31, 2020, net realized and unrealized gains (losses) on available-for-sale securities, equity securities and other invested assets includes $(135) in unrealized gains (losses) on equity securities due to a change in fair value arising from market volatility. The three months ended March 31, 2019 includes $86 in unrealized gains (losses) on equity securities due to a change in fair value arising from market volatility and $2 of credit related impairments.

•	The three months ended March 31, 2020 reflect $(48) loss due to the change in allowance for expected credit losses as a result of the adoption of ASU 2016-13 on January 1, 2020.

•
For the three months ended March 31, 2020, the net realized and unrealized gains (losses) on certain derivative instruments primarily relates to the realized and unrealized losses on futures and options used to hedge FIA and IUL products, primarily due to the change in underlying indices as well as timing of option and future purchases and expirations.

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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Call Options:
Gains (losses) on option expiration	$33	$(33)	$66
Change in unrealized gains (losses)	(393)	188	(581)
Futures contracts:
Gains (losses) on futures contracts expiration	3	7	(4)
Change in unrealized gains (losses)	(3)	2	(5)
Foreign currency forward:
Gains (losses) on foreign currency forward	2	2	—
Total net change in fair value	$(358)	$166	$(524)

Annual Point-to-Point Change in S&P 500 Index during the period	(9)%	9%	(18)%

-63

•
Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains (losses) on option expiration reflect the movement during the three months ended March 31, 2020 and 2019 on options settled during the respective period.

•
Additionally, the change in unrealized gains and losses due to fair value of call options are primarily driven by the underlying performance of the S&P 500 Index during each respective year relative to the S&P Index on the policyholder buy dates.

•
The net change in fair value of the call options and futures contracts for the three months ended March 31, 2020 and 2019 was primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.

The average index credits to policyholders are as follows for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Average Crediting Rate	3%	1%	2%
S&P 500 Index:
Point-to-point strategy	3%	2%	1%
Monthly average strategy	3%	1%	2%
Monthly point-to-point strategy	3%	—%	3%
3 year high water mark	13%	17%	(4)%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits. Market volatility compared to previous years can impact index credits differently than overall S&P 500 Index fluctuation.

•
The credits for the three months ended March 31, 2020 and 2019 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Due to volatility in the S&P 500 Index, policyholders with anniversaries during the three months ended March 31, 2020, on average, received more credits as compared to the three months ended March 31, 2019.

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

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Surrender charges	$6	$8	$(2)
Cost of insurance fees and other income	24	47	(23)
Total insurance and investment product fees and other	$30	$55	$(25)

•	Surrender charges were higher in the prior year period, primarily due to a higher number of universal life policy surrenders.

•
Cost of insurance fees and other income were higher in the prior year period due to the amortization of the deferred reinsurance gain established at the amendment of FGL Insurance's reinsurance agreement with Kubera at June 30, 2019, as well as net unearned revenue liability impacts.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
FIA embedded derivative impact	(101)	152	(253)
Index credits, interest credited & bonuses	148	91	57
Annuity payments	31	34	(3)
Change in fair value of reserve liabilities held at fair value	(115)	68	(183)
Other policy benefits and reserve movements	(4)	(6)	2
Total benefits and other changes in policy reserves	$(41)	$339	$(380)

•
The FIA fair value option liability increased quarter over quarter, driven by the changes in the equity markets and risk free rates during the respective periods. The change in risk free rates increased the FIA embedded derivative liability by approximately $273 during the three months ended March 31, 2020 as compared to a decrease of $58 for the corresponding period in 2019, with an offsetting $369 decrease and additional $117 increase, respectively, from changes in the equity markets. The change in equity market also impacts the fair value of the derivative assets hedging our FIA policies. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•	The quarter over quarter increases in index credits, interest credited & bonuses were primarily due to higher index credits on FIA policies, reflecting market movement during the respective periods.

•	The change in the fair value of reserve liabilities held at fair value decreased for the three months ended March 31, 2020 primarily due to market movement during the period.
Acquisition and operating expenses, net of deferrals
Below is a summary of acquisition and operating expenses, net of deferrals for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
General expenses	$73	$31	$42
Acquisition and operating expenses	128	103	25
Deferred acquisition costs	(105)	(90)	(15)
Total acquisition and operating expenses, net of deferrals	$96	$44	$52

•
The increase in acquisition and operating expenses, net of deferrals, during the three months ended March 31, 2020 compared to the prior year three months ended March 31, 2019 is primarily due to an increase in the preferred equity remarketing reimbursement embedded derivative liability and increased project costs.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Amortization	$(56)	$36	$(92)
Interest	(10)	(7)	(3)
Unlocking	5	—	5
Total amortization of intangibles	$(61)	$29	$(90)

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). The change in amortization year over year is the result of actual gross profits ("AGPs") in each period on the DAC and VOBA lines of business ("LOBs"). The decrease in amortization quarter over quarter was driven primarily by net realized and unrealized investment losses in the current period.

Other items affecting net income

Income tax expense (benefit)
Below is a summary of the major components included in income tax expense for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Income before taxes	$(337)	$180	$(517)

Income tax before valuation allowance	(41)	30	(71)
Change in valuation allowance	42	(21)	63
Income tax expense (benefit)	$1	$9	$(8)
Effective rate	—%	5%	(5)%

•
Income tax expense for the three months ended March 31, 2020 was $1, inclusive of a valuation allowance expense of $42, compared to income tax expense of $9 for the three months ended March 31, 2019, net of a valuation allowance release of $21. The decrease in income tax expense of $8 quarter over quarter is primarily due to the decrease in pre-tax income, largely offset by the valuation allowance expense recorded on FSRC's deferred tax assets for the three months ended March 31, 2020.

AOI
The table below shows the adjustments made to reconcile net income (loss) to AOI and AOI available to common shareholders for the periods presented:

	Three months ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)
Net income (loss)	$(338)	$171	$(509)
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets (a)	133	(70)	203
Impacts related to changes in the fair values of FIA related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impacts of assumed reinsurance by our international subsidiaries (a)	287	(17)	304
Effect of change in fair value of reinsurance related embedded derivative, net of offsets (a)	(39)	19	(58)
Effects of integration, merger related & other non-operating items	34	(3)	37
Tax impact of adjusting items	(36)	(10)	(26)
AOI	$41	$90	$(49)
Less Preferred stock dividend	$8	$8	$—
AOI available to common shareholders	$33	$82	$(49)
(a) Amounts are net of offsets related to value of business acquired ("VOBA"), deferred acquisition cost ("DAC"), deferred sale inducement ("DSI"), unearned revenue ("UREV") amortization and cost of reinsurance, as applicable.

•
AOI for the three months ended March 31, 2020 included the following unfavorable notable items: $(21) expense related to the tax valuation allowance established against FSRC’s deferred tax assets, $(5) net unfavorable actual to expected mortality within the single premium immediate annuity (“SPIA”) product line and other reserve adjustments, $(4) nondeferred commissions expense adjustment, and $(2) project costs. Comparatively, the three months ended March 31, 2019 AOI included the following net favorable notable items: $14 net favorable actual to expected mortality within the SPIA product line and other reserve movements and $5 bond prepay income and other, partially offset by $2 project costs.  Adjusting for notable items in both periods, AOI was in line with the prior year quarter.

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
As of March 31, 2020 and December 31, 2019, the fair value of our investment portfolio was approximately $26 billion and $28 billion, respectively, and was divided among the following asset class and sectors:

	March 31, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$43	—%	$34	—%
United States Government sponsored entities	124	—%	134	—%
United States municipalities, states and territories	1,318	5%	1,343	5%
Foreign Governments	141	1%	155	1%
Corporate securities:
Finance, insurance and real estate	4,032	16%	4,234	15%
Manufacturing, construction and mining	684	3%	771	3%
Utilities, energy and related sectors	2,049	8%	2,452	9%
Wholesale/retail trade	1,432	6%	1,617	6%
Services, media and other	2,254	9%	2,523	9%
Hybrid securities	891	3%	1,027	4%
Non-agency residential mortgage-backed securities	746	3%	820	3%
Commercial mortgage-backed securities	2,481	10%	2,922	10%
Asset-backed securities	4,945	19%	5,694	20%
Total fixed maturity available for sale securities	21,140	83%	23,726	85%
Equity securities (a)	915	4%	1,071	4%
Commercial mortgage loans	507	2%	435	1%
Residential mortgage loans	1,297	5%	848	3%
Other (primarily derivatives and limited partnerships)	1,667	6%	1,875	7%
Total investments	$25,526	100%	$27,955	100%
(a) Includes investment grade non-redeemable preferred stocks ($775 and $887, respectively).
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

As of March 31, 2020 and December 31, 2019, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $21 billion and $24 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	March 31, 2020		December 31, 2019
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$519	2%	$496	2%
AA	1,430	7%	1,520	6%
A	6,153	29%	6,601	28%
BBB	7,331	35%	8,800	37%
Not rated (c)	4,019	19%	4,304	18%
Total investment grade	19,452	92%	21,721	91%
BB (a)	1,156	6%	1,353	6%
B and below (b)	431	2%	519	2%
Not rated (c)	101	—%	133	1%
Total below investment grade	1,688	8%	2,005	9%
Total	$21,140	100%	$23,726	100%
(a) Includes $2 and $13 at March 31, 2020 and December 31, 2019, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $115 and $138 at March 31, 2020 and December 31, 2019, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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

The tables below present our fixed maturity securities by NAIC designation as of March 31, 2020 and December 31, 2019:

	March 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$12,248	$11,704	56%
2	8,947	8,198	39%
3	1,207	881	4%
4	335	283	1%
5	99	74	—%
6	—	—	—%
Total	$22,836	$21,140	100%

	December 31, 2019
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$12,326	$12,829	54%
2	9,046	9,350	39%
3	1,112	1,108	5%
4	273	280	1%
5	157	159	1%
6	—	—	—%
Total	$22,914	$23,726	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,416	15%
Banking	2,216	10%
Whole loan collateralized mortgage obligation ("CMO")	2,122	10%
Life insurance	1,526	7%
ABS Other	1,499	7%
Municipal	1,318	6%
Electric	1,190	5%
CMBS	743	3%
Technology	670	3%
Healthcare	527	2%
Total	$15,227	69%

	December 31, 2019
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,881	16%
Whole loan collateralized mortgage obligation ("CMO")	2,479	10%
Banking	2,414	10%
ABS Other	1,779	7%
Life insurance	1,610	6%
Municipal	1,343	5%
Electric	1,261	5%
CMBS	887	4%
Technology	694	3%
Pipelines	648	3%
Total	$16,996	68%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2020 and December 31, 2019, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$84	$80	$85	$85
Due after one year through five years	915	870	888	914
Due after five years through ten years	1,942	1,872	2,020	2,082
Due after ten years	10,378	10,022	10,496	11,075
Subtotal	$13,319	$12,844	$13,489	$14,156
Other securities which provide for periodic payments:
Asset-backed securities	$5,785	$4,945	$5,720	$5,694
Commercial-mortgage-backed securities	2,848	2,481	2,788	2,922
Residential mortgage-backed securities	884	870	917	954
Subtotal	$9,517	$8,296	$9,425	$9,570
Total fixed maturity available-for-sale securities	$22,836	$21,140	$22,914	$23,726
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $72 and $109 as of March 31, 2020, respectively, and $81 and $130 as of December 31, 2019, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$165	91%	$193	92%
2	6	3%	6	3%
3	1	1%	1	—%
4	9	5%	11	5%
5	—	—%	—	—%
6	—	—%	—	—%
Total	$181	100%	$211	100%

NRSRO:
AAA	$—	—%	$1	—%
AA	6	3%	7	3%
A	20	11%	21	10%
BBB	11	6%	5	2%
Not rated - Above investment grade (a)	33	18%	34	16%
BB and below	111	62%	143	69%
Total	$181	100%	$211	100%

Vintage:
2017	$13	7%	$13	6%
2007	37	20%	44	21%
2006	45	25%	55	26%
2005 and prior	86	48%	99	47%
Total	$181	100%	$211	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS Exposure
As of March 31, 2020 and December 31, 2019, our ABS exposure was largely composed of CLOs, which comprised 69% and 68%, respectively, of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
As of March 31, 2020, the non-CLO exposure represents 31% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(671) and $153, respectively. As of December 31, 2019, the non-CLO exposure represented 32% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(65) and $38, respectively. The following table summarize our ABS exposure.

	March 31, 2020		December 31, 2019
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$3,416	69%	$3,881	68%
ABS auto	30	1%	34	1%
ABS other	1,499	30%	1,779	31%
Total ABS	$4,945	100%	$5,694	100%

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
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are utilized as part of the review process described above. As of March 31, 2020, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.2 times, and a weighted average LTV ratio of 48%. See "Note 4. Investments" to our unaudited condensed consolidated financial statements for additional information regarding our LTV and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government sponsored agencies	21	61	—	(7)	54
United States municipalities, states and territories	30	388	—	(14)	374
Foreign Governments	6	34	—	(1)	33
Corporate securities:
Finance, insurance and real estate	135	1,562	—	(103)	1,459
Manufacturing, construction and mining	68	553	(1)	(61)	491
Utilities, energy and related sectors	156	1,598	(4)	(306)	1,288
Wholesale/retail trade	108	1,086	(3)	(163)	920
Services, media and other	119	947	(1)	(159)	787
Hybrid securities	55	791	—	(91)	700
Non-agency residential mortgage backed securities	132	243	(5)	(18)	220
Commercial mortgage backed securities	279	2,472	—	(383)	2,089
Asset backed securities	617	5,210	(17)	(849)	4,344
Total fixed maturity available for sale securities	1,726	14,945	(31)	(2,155)	12,759
Equity securities	68	985	—	(138)	847
Total investments	1,794	$15,930	$(31)	$(2,293)	$13,606

	December 31, 2019
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$6	$—	$6
United States Government sponsored agencies	33	36	—	36
United States municipalities, states and territories	23	188	(5)	183
Foreign Governments	—	—	—	—
Corporate securities:
Finance, insurance and real estate	41	413	(14)	399
Manufacturing, construction and mining	20	132	(2)	130
Utilities, energy and related sectors	54	502	(30)	472
Wholesale/retail trade	45	508	(19)	489
Services, media and other	39	351	(7)	344
Hybrid securities	10	87	(4)	83
Non-agency residential mortgage backed securities	62	115	(3)	112
Commercial mortgage backed securities	43	254	(6)	248
Asset backed securities	364	3,249	(77)	3,172
Total fixed maturity available for sale securities	736	5,841	(167)	5,674
Equity securities	33	505	(17)	488
Total investments	769	$6,346	$(184)	$6,162
The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $2,293 and $184 as of March 31, 2020 and December 31, 2019, respectively. Most components of the portfolio exhibited price depreciation as credit spreads widened substantially during the period. The total amortized cost of all securities in an unrealized loss position was $15,930 and $6,346 as of March 31, 2020 and December 31, 2019, respectively. The total amortized cost of all securities in an unrealized loss position increased 151% from December 31, 2019 to March 31, 2020. The average market value/book value of the investment category with the largest unrealized loss position was 83% and 98% for asset backed securities as of March 31, 2020 and December 31, 2019, respectively. In aggregate, asset backed securities represented 37% and 42% of the total unrealized loss position as of March 31, 2020 and December 31, 2019, respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $220 and an amortized cost of $208 as of March 31, 2020) and special revenue bonds (fair value of $1,098 and amortized cost of $1,062 as of March 31, 2020).
Across all municipal bonds, the largest issuer represented 9% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 89% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2020, was as follows:

	March 31, 2020
	Number of securities	Amortized Cost	Fair Value	Allowance for Expected Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	95	$1,430	$1,192	$—	$(238)
Six months or more and less than twelve months	4	29	24	—	(5)
Twelve months or greater	10	107	68	—	(39)
Total investment grade	109	1,566	1,284	—	(282)

Below investment grade:
Less than six months	43	362	241	(7)	(114)
Six months or more and less than twelve months	5	67	27	—	(40)
Twelve months or greater	29	253	134	(14)	(105)
Total below investment grade	77	682	402	(21)	(259)
Total	186	$2,248	$1,686	$(21)	$(541)
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2019, was as follows:

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

Expected Credit Losses and Watch List
The Company prepares a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost. The economic uncertainty created by the COVID-19 pandemic resulted in an increase in the number of securities appearing on the watch list. For further details and additional risk factors related to COVID-19, refer to Part II. Item 1A. "Risk Factors". At March 31, 2020, our watch list included 181 securities in an unrealized loss position with an amortized cost of $2,248, allowance for expected credit losses of $21, unrealized losses of $541 and a fair value of $1,686. Beginning March 31, 2020, the watch list excludes structured securities due to a revision of processes as a result of implementing ASU 2016-13.
At December 31, 2019, our watch list included 8 securities, inclusive of structured securities, an unrealized loss position with an amortized cost of $45, unrealized losses of $10, and a fair value of $35. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations
•its ability to continue to meet these obligations
•its existing cash available
•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
There were 68 and 4 structured securities with $23 and $0 of expected credit losses to which we had potential credit exposure as of March 31, 2020 and December 31, 2019, respectively. Our analysis of these structured securities, which included cash flow testing resulted in allowances for expected credit losses as of March 31, 2020.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019 the Company also had no material exposure risk related to financial investments in Puerto Rico.
Net Investment Income and Net Investment Gains (Losses)
For discussion regarding our net investment income and net investment gains (losses) refer to "Note 4. Investments" to our unaudited condensed consolidated financial statements.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2020, refer to "Note 4. Investments", to our unaudited condensed consolidated financial statements.
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

Liquidity and Capital Resources
Liquidity and Cash Flow
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided (used) cash of $(265) in the three months ended March 31, 2020 and $96 in the three months ended March 31, 2019, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL Holdings. As a holding company with no operations of its own, FGL Holdings derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Limited ("CF Bermuda"), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through CF Bermuda to FGL Holdings.
The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, bank lines of credit (at FGLH level) and the ability to raise long-term public financing under an SEC-filed registration statement or private placement offering. These sources of liquidity and cash flow support the general corporate needs of the holding company, including common stock dividends, interest and debt service, funding acquisitions and investment in core businesses.
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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities for the three months ended March 31, 2020 and 2019:

(dollars in millions)	Three months ended
	March 31, 2020	March 31, 2019
Cash provided by (used in):
Operating activities	$(265)	$96
Investing activities	(521)	404
Financing activities	593	286
Net increase (decrease) in cash and cash equivalents	$(193)	$786
Operating Activities
Cash provided by (used in) operating activities totaled $(265) and $96 for the three months ended March 31, 2020 and 2019, respectively, which were principally due to a $(413) decrease in cash and short-term collateral returned to derivative counterparties, partially offset by a $33 increase in investment income receipts.
Investing Activities
Cash provided by (used in) investing activities was $(521) and $404 for the three months ended March 31, 2020 and 2019, respectively, due to the purchases of fixed maturity securities, residential mortgage loans, and other investments, and the cash proceeds from sales, maturities and repayments.

Financing Activities
Cash provided by financing activities was $593 and $286 for the Company in the three months ended March 31, 2020 and 2019, respectively, which were primarily related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments.
On April 20, 2018, the FGLH completed a debt offering of $550 aggregate principal amount of 5.50% senior notes due 2025 (the “5.50% Senior Notes”). Please refer to the Company's 2019 Form 10-K for further discussion.
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
On November 30, 2017, FGLH and CF Bermuda, together as borrowers and each as a borrower, entered into the Credit Agreement with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer, which provides for a $250 senior unsecured revolving credit facility with a maturity of three years. As of March 31, 2020, the total drawn on the revolver was $0. Please refer to the Company's 2019 Form 10-K for further discussion.
The Company has unfunded investment commitments as of March 31, 2020 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to "Note 4. Investments" and "Note 12. Commitments and Contingencies" to our unaudited condensed consolidated financial statements for additional details on unfunded investment commitments.

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
Enterprise Risk Management
For information about our enterprise risk management see "Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2019 Form 10-K.
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of March 31, 2020, is summarized as follows:

(Dollars in millions)
Duration (years)	Amortized Cost	% of Total
0-4	$12,049	44%
5-9	6,535	24%
10-14	6,225	23%
15-19	2,307	9%
20-25	68	—%
Total	$27,184	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $21 billion and $24 billion at March 31, 2020 and December 31, 2019, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

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
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of March 31, 2020:

(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Wilton Re	$1,507	A+	Not Rated	A+	Not Rated
Kubera Insurance (SAC) Ltd	835	Not Rated	Not Rated	Not Rated	Not Rated
Security Life of Denver	155	Not Rated	A+	A	A3
Hannover Re	130	A+	AA-	Not Rated	Not Rated
London Life	106	A+	Not Rated	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of March 31, 2020 that would require an allowance for uncollectible amounts.
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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the three months ended March 31, 2020 and 2019, the annual index credits to policyholders on their anniversaries were $81 and $24, respectively. Proceeds received at expiration on options related to such credits were $92 and $23, respectively.
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
If interest rates were to increase 100 basis points from levels at March 31, 2020, the estimated fair value of our fixed maturity securities would decrease by approximately $1,508. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 21% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $1,185 in AOCI and a decrease of $1,158 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at March 31, 2020, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $209.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the fair value of our equity investments to decrease by approximately $92, our call option investments to decrease by approximately $13 based on equity positions and our FIA embedded derivative liability to decrease by approximately $19 as of March 31, 2020. Due to the adoption of ASU 2016-01 in 2018, the 10% decline in market value of our equity securities would affect current earnings. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing intangibles.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision of the Company's management, including the CEO and CFO, of whether any change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2020.
Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors

The Company is providing the disclosure below and supplementing the risk factors described in Part I, Item 1A, "Risk Factors," of our 2019 Form 10-K with the risk factors set forth below. The information in this Form 10-Q should be read in conjunction with the risk factors described on our 2019 Form 10-K and the information under "Forward-Looking Statements" in this Form 10-Q and in our 2019 Form 10-K.

We are exposed to the risks of natural and man-made catastrophes, pandemics and malicious and terrorist acts that could materially adversely affect our business, financial condition and results of operations.

Natural and man-made catastrophes, pandemics, and malicious and terrorist acts present risks that could materially adversely affect our results of operations or the mortality or morbidity experience of our business. Claims arising from such events could have a material adverse effect on our business, operations and financial condition, either directly or as a result of their effect on our reinsurers or other counterparties. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. While we have taken steps to identify and mitigate these risks, such risks cannot be predicted, nor fully protected against even if anticipated. In addition, such events could result in overall macroeconomic volatility or specifically a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of our business within such geographic areas or the general economic climate, which in turn could have an adverse effect on our business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect our asset portfolio.

In particular, the COVID-19 (also referred to as novel coronavirus) outbreak, which has been declared a global pandemic by the World Health Organization, has significantly and negatively impacted financial markets and economic conditions in the United States and globally. As a result, consumer confidence and consumer credit factors have been, and may be further, negatively impacted. Consequently, our business, financial condition and results of operations has been, and could be further, significantly and adversely affected.

See also “The pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business” and “Factors that could cause actual results, events and developments to differ include, without limitation, the possibility that the Company or Fidelity National Financial, Inc. (“FNF”) may be adversely affected by other economic, business, and/or competitive factors, as well as the impact on the business, operations, results of operations and trading prices of the shares of the Company and FNF arising out of the COVID-19 outbreak.”

The pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions may continue and worsen in the near term. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer term-effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain or address its impact.

Risk of negative impact on our business activities due to COVID-19 pandemic.

While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on our business from such events. Currently, our employees are working remotely in accordance with activating aspects of our business continuity plans. An extended period of remote work arrangements could increase operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. We also outsource certain critical business activities to third parties, including third party administrators, independent distributors, underwriters, actuarial consultants and other outsourcing relationships. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may also result in policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. If policyholder lapse and surrender rates significantly exceed our expectations, it could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on our sales of new policies. In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting our business within such geographic areas.

Income tax risk due to COVID-19 pandemic.

The Company and certain of our subsidiaries that are treated as foreign corporations for U.S. federal income tax purposes have historically intended to operate in a manner that will not cause them to be subject to current U.S. federal income taxation on their net income, and certain of them intend to be Cayman Island tax residents. However, our directors reside in various jurisdictions and at times must travel to carry out their duties in accordance with such intended tax positions. Travel restrictions imposed as a result of the COVID-19 pandemic have limited, and may continue to limit, such travel. While we have implemented contingency plans to mitigate the impact of such travel restrictions, no assurances can be provided that we will not become subject to greater tax liabilities than anticipated due to restrictions on the ability of our directors to carry out their activities from the intended jurisdictions.

Interest rate risk due to COVID-19 pandemic.

Interest rate risk is a significant market risk as our business involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. As a result of the economic impacts of the COVID-19 pandemic, interest rates in the United States have been reduced beyond the nearly historic low levels of the past several years, and may be even further reduced. Low interest rates expose us to risks, including without limitation the risks of: not achieving returns sufficient to meet our earnings targets and/or our contractual obligations; reductions in the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities, creating asset and liability duration mismatches and increasing the risk of having to reinvest assets at yields below the amounts required to support our obligations; and decreased sales of certain insurance products, negatively impacting our profitability from new business.

Investment risk due to COVID-19 pandemic.

Our investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities, residential mortgage-backed securities, commercial mortgage-backed securities, commercial mortgage loans, residential mortgage loans, limited partnership investments, and fund investments. Our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and mortgage-backed securities could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. Further, extreme market volatility may create challenges for us to react to market events consistent with our historical investment practices in dealing with more orderly markets.

Financial reporting and accounting risk due to COVID-19 pandemic.

Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in assumptions relating to accounting for current expected credit losses (CECL). Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
Risk regarding regulation and restriction related to COVID-19 pandemic.

While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, these measures may not be effective. We also cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in additional regulation or restrictions affecting the conduct of our business in the future.

Factors that could cause actual results, events and developments to differ include, without limitation, the possibility that the Company or Fidelity National Financial, Inc. (“FNF”) may be adversely affected by other economic, business, and/or competitive factors, as well as the impact on the business, operations, results of operations and trading prices of the shares of the Company and FNF arising out of the COVID-19 outbreak.
A detailed discussion of our risk factors can be found in our 2019 Form 10-K, which can be found at the SEC's website www.sec.gov. There have been no additional material changes to the risk factors disclosed in our 2019 Form 10-K.

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
The Company did not repurchase any of the ordinary shares during the three months ended March 31, 2020.

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
101 *
The following financial information from FGL Holdings' Quarterly Report on Form 10-Q for the period ended March 31, 2020 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

104 *	The cover page from FGL Holdings' Quarterly Report on Form 10-Q for the period ended March 31, 2020 is formatted in Inline XBRL (Extensible Business Reporting Language).

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGL HOLDINGS (Registrant)

Date:	May 6, 2020	By:	/s/ John Fleurant
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

